Form 10-Q
period 1996-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 1996-08-13
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  _____________ to  ____________.

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                             55-6051901
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
- - -------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------

                                     N/A
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No [X] N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

The number of shares outstanding of the issuer's common stock as of August 5, 1996:
Common Stock, $5.00 Par Value, shares outstanding      775,268 shares
- - ---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                                 June 30,        December 31,        June 30,
                                                                  1996               1995             1995
                                                              --------------    --------------    --------------

              ASSETS
Cash and Due From Banks                                       $      4,212,794   $     4,179,849   $     3,858,171
Due From Banks - interest bearing                                    3,078,987            82,015            37,959
Federal Funds Sold                                                   3,643,000         2,278,000         1,008,000
                                                                 --------------    --------------    --------------
     Total cash and cash equivalents                                10,934,781         6,539,864         4,904,130
Investment Securities
   Held to Maturity  -  Market value of
       $5,103,719 at June 30, 1996 ;
       $ 5,058,118 at December 31, 1995;
       and $ 25,835,805 at June 30, 1995                             5,117,027         5,001,638        26,275,824
   Available for Sale (at market value)                             43,819,899        40,993,844        21,706,832
Loans                                                               74,020,562        72,006,276        67,080,739
Less allowance for possible loan losses                             (1,182,088)       (1,148,692)       (1,177,035)
                                                                 --------------    --------------    --------------
                Net loans                                           72,838,474        70,857,584        65,903,704
Premises and equipment, net                                          3,390,800         3,103,214         2,862,694
Accrued Income Receivable                                              961,162           923,323           893,811
Other assets                                                           614,747           496,341           653,019
Intangible assets                                                       21,600            39,374            57,148
                                                                 --------------    --------------    --------------
               Total Assets                                   $    137,698,490   $   127,955,182   $   123,257,162
                                                                 ==============    ==============    ==============

           LIABILITIES
Noninterest bearing deposits:
     Demand deposits                                          $     12,661,814   $    11,938,594   $    11,270,399
Interest bearing deposits
     Demand Deposits                                                22,358,580        22,849,052        20,579,224
     Savings                                                        39,695,873        41,659,007        41,698,786
     Time deposits                                                  45,620,217        38,448,501        36,988,679
                                                                 --------------    --------------    --------------
               Total Deposits                                      120,336,484       114,895,154       110,537,088
                                                                 --------------    --------------    --------------
Repurchase agreements                                                4,885,612           749,224         1,119,954
Accrued Interest on Deposits                                           324,428           314,607           294,054
Other Liabilities                                                      225,529           286,990           222,979
                                                                 --------------    --------------    --------------
               Total Liabilities                                   125,772,053       116,245,975       112,174,075
                                                                 --------------    --------------    --------------

       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
     $5 par  value 775,268 shares issued at
     June 30, 1996 and  December 31, 1995 and
     760,232 shares issued at  June 30, 1995                         3,876,340         3,876,340         3,801,160
Surplus                                                              3,166,340         3,166,340         2,918,246
Retained Earnings                                                    5,121,590         4,621,049         4,358,496
Net Unrealized Loss on securities available for sale                  (237,833)           45,478             5,185
                                                                 --------------    --------------    --------------
          Total stockholders' equity                                11,926,437        11,709,207        11,083,087
                                                                 --------------    --------------    --------------
            Total liabilities and stockholders' equity        $    137,698,490   $   127,955,182   $   123,257,162
                                                                 ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME


                                                      Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                       1996           1995             1996            1995
                                                    ----------     ----------       ----------       ----------
                                                           (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                          $1,635,461      $1,450,646       $3,250,311       $2,813,100
   Tax-exempt                                           25,046          16,262           51,047           32,109
Investment Securities:
   Taxable                                             635,207         578,890        1,229,033        1,131,460
   Tax-exempt                                           57,923          59,444          117,266          121,250
Dividends                                                4,746           4,818            9,932            9,430
Other interest income                                   38,129             578           48,238            1,053
Interest on Federal Funds Sold                          76,943          83,710          140,005          150,115
                                                     ---------       ----------       ---------       ----------
       Total interest income                         2,473,455       2,194,348        4,845,832        4,258,517
INTEREST EXPENSE
Deposits                                               927,948         843,720        1,838,035        1,603,817
Interest on Fed Funds Purchased and
    securities sold under agreements to
      repurchase                                        30,805           5,247           36,730            5,793
Other borrowings                                            --              --               --               --
                                                     ---------       ----------       ---------       ----------
       Total interest expense                          958,753         848,967        1,874,765        1,609,610
                                                     ---------       ----------       ---------       ----------
       Net interest income                           1,514,702       1,345,381        2,971,067        2,648,907
PROVISION FOR POSSIBLE LOAN LOSSES                      14,400          13,400           28,800           42,800
                                                     ---------       ----------       ---------       ----------
       Net interest income after provision
       for possible loan losses                      1,500,302       1,331,981        2,942,267        2,606,107
NONINTEREST INCOME
Service charges and other fees                          92,116          97,644          173,422          179,396
Securities gains (losses)                                  339          65,475             (711)          65,475
Other operating income                                  46,121          24,055           97,436          101,175
                                                     ---------       ----------       ---------       ----------
       Total noninterest income                        138,576         187,174          270,147          346,046
NONINTEREST EXPENSES
Salary and employee benefits                           523,427         488,193        1,046,808          976,177
Net occupancy expense of premises                       79,516          68,103          162,067          139,031
Other operating expenses                               432,448         426,124          839,413          865,502
                                                     ---------       ----------       ---------       ----------
       Total noninterest expense                     1,035,391         982,420        2,048,288        1,980,710
                                                     ---------       ----------       ---------       ----------

       Income before income taxes                      603,487         536,735        1,164,126          971,443
                                                     ---------       ----------       ---------       ----------
INCOME TAXES                                           198,210         178,233          384,488          318,618
                                                     ---------       ----------       ---------       ----------
       Net income                                   $  405,277      $  358,502       $  779,638       $  652,825
                                                     =========       ==========       =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    775,268         775,268          775,268          775,268
                                                     =========       ==========       =========       ==========
EARNINGS PER COMMON SHARE                           $     0.52      $     0.46       $     1.01       $     0.84
                                                     =========       ==========       =========       ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                         Net Unrealized
                                                                                         Gain (Loss) on
                                                                                           Securities
                                          Common                          Retained          Available
                                           Stock           Surplus        Earnings          for Sale            Total
                                        ------------    ------------     ------------    --------------    -----------------
Balance, December 31, 1995              $  3,876,340     $  3,166,340     $  4,621,049     $    45,478      $  11,709,207
Net income for the six months
   ended June 30, 1996                            --               --          779,638              --            779,638
Cash dividend
   ($ .36 per share)                                                          (279,097)                          (279,097)
Change in fair value of securities
    available for sale,
    net of deferred tax                           --               --               --        (283,311)          (283,311)
                                          -----------      -----------      -----------      ----------       ------------
Balance, June 30, 1996 (Unaudited)      $  3,876,340     $  3,166,340     $  5,121,590     $  (237,833)     $  11,926,437
                                          ===========      ===========      ===========      ==========       ============




Balance, December 31, 1994              $  3,801,160     $  2,918,246     $  3,888,127     $  (239,690)     $  10,367,843
Net income for the six months
   ended June 30, 1995                           --               --           652,825              --            652,825
Cash dividend
   ($ .24 per share)                                                          (182,456)                          (182,456)
Change in fair value of securities
    available for sale,
    net of deferred tax                         --                --                --         244,875            244,875
                                        ------------       ------------     -----------      -----------      -------------
Balance, June 30, 1995 (Unaudited)      $  3,801,160     $  2,918,246     $  4,358,496     $     5,185      $  11,083,087
                                         ===========       ===========      ===========      ===========     ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS


                                                                                        Six Months Ended June 30,
                                                                               1996                                1995
                                                                         -----------------                    ---------------
                                                                          (Unaudited)                              (Unaudited)
OPERATING ACTIVITIES
Net Income                                                              $        779,638                      $        652,825
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                      28,800                                42,800
   Depreciation and amortization                                                 192,214                               148,168
   Amortization of investment securities, net                                      3,479                                 9,938
   Investment security losses (gains)                                                711                               (65,475)
   Decrease (increase) in interest receivable                                    (37,839)                              (78,072)
   Increase (decrease) in interest payable                                         9,821                                61,911
     Other, net                                                                  (18,841)                              (52,666)
                                                                        -----------------                       ---------------
        Net cash provided by operating activities                                957,983                               719,429
                                                                        -----------------                       ---------------
INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge offs                          (2,024,472)                           (5,431,475)
Proceeds from sales of securities available for sale                           1,250,868                                 7,275
Proceeds from maturities of securities available for sale                      7,700,000                             3,602,400
Proceeds from maturities of securities held to maturity                          225,000                             1,875,000
Principal collected on mortgage-backed securities                                160,340                               178,285
Purchases of securities available for sale                                   (12,381,278)                           (7,419,700)
Purchases of securities held to maturity                                        (345,000)                             (300,000)
Recoveries on loans previously charged-off                                        14,881                               205,495
Purchases of premises and equipment                                             (462,026)                             (111,865)

                                                                        -----------------                       ---------------
       Net cash used by investing activities                                  (5,861,687)                           (7,394,585)
                                                                        -----------------                       ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            5,441,330                             4,806,852
Principal payments on long-term borrowings                                            --                                    --
Sale of treasury stock                                                                --                                    --
Dividends paid                                                                  (279,097)                             (182,456)
Increase (decrease) in short term borrowings                                   4,136,388                             1,014,760
                                                                        -----------------                       ---------------
       Net cash provided by financing activities                      $        9,298,621                      $      5,639,156
                                                                        -----------------                       ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             4,394,917                            (1,036,000)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                         6,539,864                             5,940,130
                                                                        -----------------                       ---------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                      $       10,934,781                      $      4,904,130
                                                                         ================                        ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 AND 1995



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1995, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Effective January 1, 1995, Statement of Financial Accounting Standards No. 114, "Accounting by creditors for Impairment of a Loan", as amended by Statement No. 118, was adopted by the Corporation. This Statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market price or the fair value of the collateral, if known. At June 30, 1996, the corporation did not have any impaired loans which met the criteria of Statement No. 114.

4. Effective December 15, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" was adopted by the Corporation. This Statement requires institutions to allocate the total cost of originating or purchasing mortgage loans between the mortgage servicing rights and the related loans sold. The allocation will be made based on the relative fair values of the mortgage servicing rights and the loans (without servicing rights), if it is practicable to estimate those fair values. If, not practible, the cost of acquiring the loans should be allocated to the mortgage loans only. Presently, the Corporation does not sell or securitize mortgage loans while retaining servicing rights, therefore adoption of this statement would have no effect on the corporation.

5. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

          First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has three wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia; Progressive Bank, N.A.- Buckhannon which operates in Buckhannon and Weston, West Virginia; and Progressive Bank, N.A. - Bellaire in Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended June 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1995 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $405,277 for the three months ended June 30, 1996 as compared to $358,502 for the same period during 1995. The increase in earnings during the second quarter of 1996 over 1995 can be primarily attributed to increased net interest income due to the growth in the loan portfolio offset in part by the decrease in non-interest income and
increased non-interest expense.   Operational earnings improved with net
interest income increasing $169,321 or 12.6%, to $1,514,702 for the three months ended June 30, 1996 as compared to the same period in 1995.

          Net income for the six months ended June 30, 1996 was $779,638 compared to $652,825 for the same period during 1995. The increase in earnings for the six months ended June 30, 1996 as compared to the same period in 1995 was primarily due to increased net interest income offset in part by decreased noninterest income and increased noninterest expenses. During the six month period ended June 30, 1996, the increase in net interest income was primarily due to the growth in the loan portfolio. The increase in noninterest expenses can be primarily attributed to increased salary and employee benefits. The decrease in noninterest income was primarily due to the decrease in securities gains realized for the six months ended June 30, 1996 as compared to 1995. Earnings per share were $.52 in the second quarter of 1996, an increase of 13.0% over the $.46 earned during the second quarter of 1995. For the first six months of 1996, earnings per share were $1.01, a increase of 20.2%, as compared to $.84 earned during the same period during 1995.

          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA increased during the three month period ended June 30, 1996 to 1.19%, up from 1.17% in 1995. For the six months ended June 30, 1996 and 1995, the ROA was 1.18% and 1.08%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 13.82% for the three months ended June 30, 1996 and 12.94% at June 30, 1995. For the six months ended June 30, 1996 compared to June 30, 1995, ROE was 13.27% and 12.21%, respectively.

          Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA

(Unaudited, figures in thousands, except per share data)

                       First West Virginia Bancorp, Inc.

                                      Three months ended         Six months ended                 Years ended
                                            June 30,                  June 30,                    December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                        1996         1995         1996         1995       1995         1994         1992
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $   2,473     $  2,194    $   4,846    $  4,259    $   8,937    $   7,783    $  8,054
   Total interest expense                  959          849        1,875       1,610        3,421        2,868       3,319
   Net interest income                   1,514        1,345        2,971       2,649        5,516        4,915       4,735
   Provision for loan losses                14           13           29          43           50           77         116
   Total other income                      138          187          270         346          720          725         666
   Total other expenses                  1,035          982        2,048       1,981        3,988        3,641       3,528
   Income before income taxes              603          537        1,164         971        2,198        1,922       1,757
   Net income                              405          359          780         653        1,470        1,288       1,193

PER SHARE DATA (1)
   Net income                        $    0.52     $   0.46    $    1.01    $   0.84    $    1.90    $    1.66        1.54
   Cash dividends declared (2)            0.19         0.12         0.36        0.24         0.54         0.58        0.53
   Book value per share                  15.38        14.30        15.38       14.30        15.10        13.37       12.58

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  72,389     $ 63,918    $  71,977    $ 63,166    $  66,058    $  56,991    $ 56,264
   Investment securities                47,782       46,428       46,742      46,164       46,020       50,282      47,755
   Deposits - Interest Bearing         108,571       99,558      106,875      98,391      100,488       95,980      94,852
   Long-term debt                           --           --           --          --           --           44         754
   Stockholders' equity                 11,789       11,125       11,822      10,781       11,170       10,253       9,252
   Total Assets                        136,568      123,056      133,318     121,406      124,145      117,996     115,765

SELECTED RATIOS
   Return on average assets              1.19%        1.17%        1.18%       1.08%        1.18%        1.09%       1.03%
   Return on average equity             13.82%       12.94%       13.27%      12.21%       13.16%       12.56%      12.89%
   Average equity to average assets      8.63%        9.04%        8.87%       8.88%        9.00%        8.69%       7.99%
   Dividend payout ratio (1) (2)        36.54%       26.09%       35.64%      28.57%       28.42%       34.94%      34.42%

BALANCE SHEET                              June 30,                    December 31,
                                   ---------------------    ---------------------------------
                                     1996       1995           1995        1994      1993
                                   ---------- ----------    ----------  ---------  ----------
   Investments                    $   48,937  $  47,983     $   45,996  $  45,551  $   50,099
   Loans                              74,021     67,081         72,006     61,667      55,838
   Other Assets                       14,740      8,193          9,953      9,445      10,303
                                   ----------  ---------     ----------  ---------  ----------
      Total Assets                $  137,698  $ 123,257     $  127,955  $ 116,663  $  116,240
                                    =========  =========      =========  =========   =========
   Deposits                       $  120,336  $ 110,537     $  114,895  $ 105,730  $  105,791
   Other Liabilities                   5,436      1,637          1,351        565         694
   Shareholders' Equity               11,926     11,083         11,709     10,368       9,755
                                   ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Shareholders' Equity        $  137,698  $ 123,257     $  127,955  $ 116,663  $  116,240
                                    =========  =========      =========  =========   =========

(1) Adjusted for the 2% common stock dividend to stockholders of record as of December 1, 1995 and the two-for-one stock split effective April 15, 1994.

(2) Cash dividends and the related payout ratio are based on historical results of the Holding Company and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

On January 4, 1993, the Holding Company acquired 100% of the Common Stock of the Wellsburg Banking and Trust Company (Wellsburg) with a combination of cash and
securities.   The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the former Wellsburg Bank are included in the information presented above from the date of acquisition forward, and prior year balance sheets have not been restated for such transactions.

- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Earnings Analysis

Net Interest Income
- - -------------------

          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995, respectively.

          The net interest margin for the second quarter of 1996 was 4.89%, an increase over the 4.83% earned at June 30, 1995. Net interest income increased $169,321 or 12.6%, during the three month period ended June 30, 1996 as compared to 1995. The increase in net interest income resulted primarily from increased loan growth. Interest and fees on loans increased $193,599 or 13.2% during the three month period ended June 30, 1996 as compared to the same period in 1995 due to the increase in average loan volume. Interest expense increased $109,786, or 12.9%, during the three month period ended June 30, 1996, as compared to the same period in 1995 primarily due to the increase in the average volume of interest bearing liabilities.

          For the six months ended June 30, 1996, net interest income increased $322,160 or 12.2%, as compared to the same period of the prior year. This increase was largely due to the increase in the average loan volume. Comparing the six month period ended June 30, 1996 to June 30, 1995, interest and fees on loans increased $456,149, or 16.0% Cash flows from increased deposit growth were used to fund increased loan demand.

Provision for Possible Loan Losses
- - ----------------------------------

   The provision for possible loan losses is an amount added to the reserve against which loan losses are charged. Management determines an appropriate provision based upon its evaluation of the size and the risk characteristics of the loan portfolio, current and anticipated economic conditions, specific problem loans and delinquencies, loan loss experience and other related factors.

   For the quarter ended June 30, 1996, the provision for possible loan losses was $14,400, compared to $13,400 at June 30, 1995. Net charge offs were approximately $3,000 and $(198,000) for the three months ended June 31, 1996 and 1995, respectively. For the six months ended June 30, 1996, the provision for loan losses was $28,800 compared to $42,800 at June 30, 1995. Net charge offs were approximately $(4,000) and $(187,000) for the six months ended June 30, 1996 and 1995, respectively. Total non-performing loans, comprised of past due 90 days or more, renegotiated loans, non-accrual loans, and other real estate owned were $1,138,000 at June 30, 1996 and $526,000 at June 30, 1995.

Non-Interest Income
- - -------------------

   Service charges represent the major component of non-interest income. These charges are earned from assessments made on checking and savings accounts. Service charges decreased $5,528 or 5.7%, during the three months ended June 30, 1996 as compared to the same period of the prior year. For the six months ended June 30, 1996, service charges decreased $5,974 or 3.3% as compared to the same period in 1995.

   Sales of securities by the subsidiary banks are generally limited to the needs established under the liquidity policies. Securities gains were $339 for the three month period ended June 30, 1996, as compared to $65,475 during the same period of the prior year. The gain on sale of securities during the three months ended June 30, 1996 was accounted for by a subsidiary bank. Securities gains during the three months ended June 30, 1995 were attributable to the holding company's sale of marketable equity securities available for sale. For the six months ended June 30, 1996, securities losses were $711 and were attributable to the sales of securities available for sale by a subsidiary bank. Securities gains were $65,475 for the six months ended June 30, 1995 and were attributable to the holding company's sale of marketable equity securities available for sale.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 1996 and June 30, 1995. Average balance sheet information as of June 30, 1996 and June 30, 1995 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 1996 and 1995.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                    June 30, 1996                                June 30, 1995
                                            ----------------------------------          -------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate               Volume     Interest   Rate
                                            ----------    --------    -------           -----------   -------  -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    41,584   $     612       5.92%         $     39,967  $    551      5.53%
   Obligations of states and
     political subdivisions                     4,536          58       5.14%                4,503        59      5.26%
   Other securities                             1,662          28       6.78%                1,958        32      6.58%
   Interest bearing deposits                    3,059          38       5.00%                   36         1     11.14%
Federal funds sold                              5,791          77       5.35%                5,466        84      6.16%
Loans, net of unearned income                  72,389       1,660       9.22%               63,918     1,467      9.21%
                                            ----------    --------    -------           -----------   -------   -------
   Total interest earning assets              129,021       2,473       7.71%              115,848     2,194      7.60%

Cash and due from banks                         4,109                                        3,712
Bank premises and equipment                     3,415                                        2,867
Other assets                                    1,198                                        1,686
Allowance for possible loan losses             (1,175)                                      (1,057)
                                            ----------                                  -----------
   Total Assets                           $   136,568                                 $    123,056
                                             =========                                   ==========
LIABILITIES
Certificates of deposit                   $    45,014   $     554       4.95%         $     35,896  $    429      4.79%
Savings deposits                               39,956         247       2.49%               42,240       289      2.74%
Interest bearing demand deposits               23,601         127       2.16%               21,422       126      2.36%
Federal funds purchased and
   Repurchase agreements                        3,594          31       3.47%                  567         5      3.54%
Long-term debt                                     --          --         --                    --        --        --
                                            ----------    --------    -------           -----------   -------   -------
   Total interest bearing liabilities         112,165         959       3.44%              100,125       849      3.40%
Demand deposits                                11,982                                       11,240
Other liabilities                                 632                                          566
                                            ----------                                  -----------
   Total Liabilities                          124,779                                      111,931
SHAREHOLDERS' EQUITY                           11,789                                       11,125
                                            ----------                                  -----------
   Total Liabilities
      and Shareholders' Equity            $   136,568                                 $    123,056
                                             =========                                   ==========
Net interest revenue as a percentage of
   average earning assets                               $   1,514       4.72%                       $  1,345      4.66%
                                                           =======    ======                          ======    ======


The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 1996 and 1995, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                         $    4,536    $   97       8.60%         $      4,503  $     98      8.76%
     Loans                                             72,389     1,677       9.32%               63,918     1,478      9.27%
                                                      =======    =======     ======            ==========    ======    ======
   Total interest earning assets                   $  129,021    $2,529       7.88%         $    115,848  $  2,244      7.77%
                                                      =======    =======     ======            ==========    ======    ======

   Net interest revenue as a percentage
     of average earning assets                                   $1,570       4.89%                       $  1,395      4.83%
                                                                 =======     ======                         =======    ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 1996 and June 30, 1995 and the year ended December 31, 1995. Average balance sheet information as of June 30, 1996 and June 30, 1995 and the year ended December 31, 1995 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 1996 and 1995.


                                                For the Six                                                   For the Six
                                               Months ended                                                  Months ended
                                              June 30, 1996                December 31, 1995                June 30, 1995
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
                                                                              (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 40,426   $ 1,180    5.87%   $  39,411  $  2,206      5.60%   $ 39,599   $1,075     5.47%
 Obligations of states and
   political subdivisions                  4,597       118    5.16%       4,666       248      5.32%      4,544      120     5.33%
 Other securities                          1,719        59    6.90%       1,943       122      6.28%      2,021       68     6.79%
 Interest bearing deposits                 1,844        48    5.23%          88         5      5.68%         36        1     5.60%
Federal funds sold                         5,302       140    5.31%       4,835       287      5.94%      5,021      150     6.02%
Loans, net of unearned income             71,977     3,301    9.22%      66,058     6,069      9.19%     63,166    2,845     9.08%
                                         --------  -------  -------     --------  --------   -------    -------    -----   --------
 Total interest earning assets           125,865     4,846    7.74%     117,001     8,937      7.64%    114,387    4,259     7.51%

Cash and due from banks                    3,957                          3,747                           3,675
Bank premises and equipment                3,301                          2,928                           2,866
Other assets                               1,364                          1,552                           1,424
Allowance for possible loan losses        (1,169)                        (1,083)                         (1,006)
                                         --------                       --------                        --------
 Total Assets                           $133,318                      $ 124,145                        $121,346
                                         ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 42,924   $ 1,070    5.01%   $  36,080  $  1,734      4.81%   $ 34,178   $  772     4.55%
Savings deposits                          40,592       514    2.55%      42,326     1,152      2.72%     43,174      586     2.74%
Interest bearing demand deposits          23,359       254    2.19%      22,082       518      2.35%     21,039      246     2.36%
Federal funds purchased and
   Repurchase agreements                   2,180        37    3.41%         462        17      3.68%        309         6    3.92%
Long-term debt                                 0         0    0.00%          --        --        --          --        --       --
                                         --------  -------    -----     -------   --------   -------     -------  --------  ------
 Total interest bearing liabilities      109,055     1,875    3.46%     100,950     3,421      3.39%     98,700     1,610    3.29%
Demand deposits                           11,792                         11,387                          11,352
Other liabilities                            649                            638                             573
                                         --------                       -------                         --------
 Total Liabilities                       121,496                        112,975                         110,625
SHAREHOLDERS' EQUITY                      11,822                         11,170                          10,721
                                         --------                       -------                         --------
 Total Liabilities
    and Shareholders' Equity            $133,318                      $ 124,145                        $121,346
                                         ======== =                  == =======                         ========

Net interest revenue as a percentage of
 average earning assets                             $ 2,971   4.75%              $  5,516      4.71%              $ 2,649    4.67%
                                                     =======  ======               =======    ======              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 1996 and 1995 and the year ended December 31, 1995. respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities          $   4,597   $   197     8.60%   $   4,666   $    413     8.86%   $    4,544   $   200     8.88%
    Loans                             71,977     3,335     9.32%      66,058      6,124     9.27%       63,166     2,867     9.15%
                                   =========   =======   ======    =========   ========   ======    ==========   =======     =====
 Total interest earning assets     $ 125,865   $ 4,959     7.92%   $ 117,001   $  9,157     7.83%   $  114,387   $ 4,361     7.69%
                                   =========   =======   ======    =========   ========   ======    ==========   =======     =====

Net interest revenue as a percentage
 of average earning assets                     $ 3,084     4.93%               $  5,736     4.90%                $ 2,751     4.85%
                                               =======   ======                ========   ======                 =======     =====

- - --------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------


Non-Interest Income - continued
- - -------------------------------

     Other operating income is comprised of fees from safe deposit box rentals, sales of cashier's checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, and credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended June 30, 1996 other operating income was $46,121, an increase of $22,066 over the same period in 1995. The increase was primarily attributable to a membership insurance rebate from an insurance carrier received during the second quarter of 1996 and increased fees and charges. For the six month period ended June 30, 1996, other operating income was $97,436, a decrease of $3,739 or 3.7%, over the same period in 1995. The decrease was primarily due to a non-recurring premium for lease servicing due to the early sale of equipment which was received during 1995.

Non-Interest Expense
- - --------------------

   Salary and employee benefits is the largest component of non-interest expense. During the quarter ended June 30, 1996, salary and employee benefits increased $35,234 or 7.2% as compared to the same period of the prior year. For the six month period ended June 30, 1996, as compared to the same period in 1995, salary and employee benefits increased $70,631 or 7.2%. The increase in salary and benefits was primarily due to the hiring of additional personnel by a subsidiary bank for a branch office which opened in April, 1996 and normal annual merit adjustments in salaries.

   The major components of other operating expenses include: equipment expense, stationery and supplies, directors fees, advertising, postage and transportation, regulatory assessment and deposit insurance, and insurance. Other operating expenses increased $6,324 or 1.5%, for the three month period ended June 30, 1996 as compared to the same period in the prior year. The increase was primarily due to increased operating costs with the opening of a subsidiary bank branch office and the expanding asset base of the holding company, offset in part by the reduction in the Federal Deposit Insurance Corporation (FDIC) insurance assessment. For the six months ended June 30, 1996, other operating expenses decreased $26,089 or 3.0% as compared to the same period in 1995. The decrease in other operating expenses is primarily due to the reduction in the FDIC insurance assessment and the decrease in other expenses offset in part by increased equipment expenses, advertising, and stationery and supplies expenses. During 1995, the costs incurred in the registration of First West Virginia Bancorp, Inc.'s common stock with the Securities and Exchange Commission and the American Stock Exchange contributed to the increase in other expenses.


Income Taxes
- - ------------

   Income tax expense for the three month period ended June 30, 1996 was $198,210, a increase of $19,977 over the same period in 1995. The increase was primarily due to the increase in pre-taxable income of $66,752. For the six month period ended June 30, 1996, income tax expense was $384,488, a increase of $65,870 over the same period in 1995. The increase was primarily due to the increase in pre-taxable income of $192,683.

   For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $82,969 and $75,706 for the three month period ended June 30, 1996 and 1995, respectively. For the six month period ended June 30, 1996 and 1995, tax exempt income was $168,313 and $153,359, respectively.

   Federal income tax rates were consistent at 34% for the quarter ended June 30, 1996 and 1995. West Virginia corporate net income tax rates also were consistent at 9.0% in 1996 and 1995.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Balance Sheet Analysis

Investments
- - -----------

     Effective January 1, 1994, the Holding Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under FAS No. 115, investment securities in the portfolio are classified as either available for sale or held to maturity. FAS 115 requires banks to classify debt and equity securities into one of three categories: held to maturity, available for sale, or trading. The corporation does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities. The initial determination of investments classified as available for sale was based principally on the corporation's asset liability position and potential liquidity needs.

   Investment securities that are classified available for sale are available for sale at any time based upon management's assessment of changes in economic or financial market conditions. These securities are carried at market value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders' equity until realized. Investment securities held to maturity are securities purchased with the intent and ability to hold until their maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. In classifying debt securities as available for sale, management generally selected securities with actual maturities of two years or less. All other debt securities were classified as held to maturity. All equity securities were classified as available for sale. Accordingly, the presentation of investment securities on the Consolidated Balance Sheet shows securities classified as available for sale and held to maturity as of June 30, 1996 and June 30, 1995.

   In November, 1995, the Financial Accounting Standards Board (FASB) issued implementation guidance on accounting for investment securities on FAS No. 115. Effective November 15, 1995 the FASB permitted a one time opportunity for financial institutions to reassess the appropriateness of the classifications of all its investment securities. Financial institutions were allowed to transfer securities from their held to maturity portfolio to their available for sale portfolio before calendar year end 1995, without calling into question their intent to hold other securities to maturity. As a result, investment securities with an amortized cost of $18,411,939 and unrealized loss of $112,961 were transferred from the held to maturity category to the available for sale category in December, 1995. As of June 30, 1996, the corporation had approximately 90% of the investment portfolio classified as available for sale, while 10% was classified as held to maturity.

   In total, investment securities increased by $954,270 or 2.0% from $47,982,656 at June 30, 1995, to $48,936,926 at June 30, 1996. The increase in investment securities was attributed primarily to the increased deposit growth from June 30, 1995 to June 30, 1996.

   As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. Market rates of interest have continued to decline and the corporation has reduced the carrying value of securities available for sale by $373,405 at June 30, 1996. As of June 30, 1995, the carrying value of securities available for sale was increased by $8,192 as a result of a slight increase in market rates. The market value of securities classified as held to maturity were below book value by $13,308 and $440,019, at June 30, 1996 and June 30, 1995, respectively.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Four
Investment Portfolio

Book values of investment securities at June 30, 1996 and 1995 and at December 31, 1995 are as follows
(in thousands)  (Unaudited):

                                          June 30,      December 31,    June 30,
                                            1996           1995          1995
                                          ---------      -----------     ---------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies         $   800       $   800        $ 20,135
  Obligations of states
        and political subdivisions          4,317         4,202           4,408
  Corporate debt securities                    --            --             424
  Mortgage-backed securities                   --            --           1,309
  Equity Securities                            --            --              --
                                           -------       ------        ---------
            Total held to maturity        $ 5,117       $ 5,002        $ 26,276
                                           -------       ------        ---------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          39,897       $36,563        $ 18,915
  Obligations of states
        and political subdivisions            499           511             359
  Corporate debt securities                 1,077         1,400             974
  Mortgage-backed securities                1,841         2,039             899
  Equity Securities                           506           481             560
                                           -------       -------       ---------
            Total available for sale       43,820        40,994          21,707
                                           -------       -------       ---------
            Total                         $48,937       $45,996        $ 47,983
                                           =======       =======        ========

- - -------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 1996 and December 31, 1995 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                  June 30, 1996                                 December 31, 1995
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                $       --       -- %      $  11,185        5.07 %   $     --       -- %    $  11,236    4.95 %
  After One But
     Within Five Years                  800      5.02          24,831        6.14          800      5.02        20,505    5.93
  After Five But
     Within Ten Years                    --        --           3,881        6.77           --        --         4,822    6.54
  After Ten Years                        --        --              --          --           --        --            --      --
                                    -------     -----          -------      ------       --------   ------      --------  -----
                                        800      5.02          39,897        5.90          800      5.02        36,563    5.71

States & Political Subdivisions

  Within One Year                       200      7.57              --         --           225      8.14            --      --
  After One But
     Within Five Years                2,226      7.65              --         --         1,883      7.36            --      --
  After Five But
     Within Ten Years                 1,891      7.79             424        7.66        2,094      7.70           262    7.49
  After Ten Years                       --        --               75        7.94           --        --           249    7.57
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                      4,317      7.71             499        7.70        4,202      7.57           511    7.53

Corporate Debt Securities

  Within One Year                       --        --              562        8.01           --        --           770    7.97
  After One But
     Within Five Years                  --        --              515        7.86           --        --           518    7.43
  After Five But
     Within Ten Years                   --        --               --          --           --        --           112    7.62
  After Ten Years                       --        --               --          --           --        --            --      --
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                        --        --            1,077        7.94           --        --         1,400    7.74

Mortgage-Backed Securities              --        --            1,841        8.14           --        --         2,039    8.01

Equity Securities                       --        --              506        5.95           --        --           481    6.26

                                    -------     -----          -------      ------     --------    ------      --------   -----
  Total                            $  5,117      7.29 %     $  43,820        6.07 %    $ 5,002      7.16 %   $  40,994    5.92 %

                                    =======     =====          =======      =====       =======    ======      ========   =====


- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Investments - continued
- - -----------------------

   The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio is comprised of U.S. Treasury securities, U.S. Government corporations and agencies securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 90.2% of total securities at June 30, 1996, as compared to 90.1% at June 30, 1995. The corporation does not have any issues in the investment portfolio which exceed 10% of stockholders' equity as of June 30, 1996. Other than the normal risks inherent in purchasing U.S.Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

Loans
- - -----

   Loans increased as of June 30, 1996 as compared to June 30, 1995 as loans outstanding increased $6,939,823 or 10.3%, to $74,020,562. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $2,775,000, $2,288,000, and $1,851,000, respectively. Expansion of local businesses in the area contributed to the increase in commercial loans. Loan growth was funded principally through the increase in deposits. The loan to deposit ratio at June 30, 1996 was 61.5% which was higher than the 60.7% reported at June 30, 1995. Management recognizes that future earnings growth depends upon increasing the loan to deposit ratio.

   Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-nine percent (39%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-seven percent (37%) of the loan portfolio. Installment loans comprise twenty-one percent (21%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from June 30, 1995 to June 30, 1996 were a 1% increase in commercial loans, a 1% increase in installment loans, a 1% decrease in real estate loans, and a 1% decrease in other loans.

   The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

   Non-performing assets consist of: non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of non-performing assets is presented in Table Eight. Total non-performing loans increased $612,000, to $1,138,000 at June 30, 1996 as compared to $526,000 at June 30, 1995. Loans classified as non-accrual and renegotiated decreased $4,000 to $273,000 or .4% of total loans as of June 30, 1996, as compared to $277,000 or .4% of total loans at June 30, 1995. The loans past due 90 days or more increased $662,000 to $816,000 at June 30, 1996 as compared to $154,000 at June 30, 1995. The increase in loans past due 90 days or more is primarily due to the addition of one commercial loan. This commercial loan is 80% guaranteed by the Small Business Administration. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                         June 30,              December 31,
                                 -----------------------       ----------
                                   1996            1995           1995

Real Estate - Residential
Real estate-construction       $       265     $        --     $        16
Real estate-farmland                    14              16              15
Real estate-residential             28,753          27,165          28,697
                                 ----------      ----------      ----------
                               $    29,032     $    27,181     $    28,728
                                 ----------      ----------      ----------


     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    19,223     $    17,763     $    18,105
Commercial & industrial              7,925           6,610           8,192
                                 ----------      ----------      ----------
                               $    27,148     $    24,373     $    26,297
                                 ----------      ----------      ----------


     Installment
Installment and other
   loans to individuals        $    15,441     $    13,153     $    14,467
                                 ----------      ----------      ----------



       Others
Nonrated industrial
   development obligations     $      1779     $      1489     $      1684
Direct Financing Leases                412             645             575
Other loans                            295             298             334
                                 ----------      ----------      ----------
                               $     2,486     $     2,432     $     2,593
                                 ----------      ----------      ----------


Total                               74,107          67,139          72,085
Less unearned interest                  86              58              79
                                 ----------      ----------      ----------
                               $    74,021     $    67,081     $    72,006
                                  =========       =========       =========

- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 1996 and December 31, 1995 (in thousands) (Unaudited):

                                                June 30, 1996
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      863     $    4,305      $    2,757
  Real Estate - construction            --             31             234
                                  ---------      ---------       ---------
     Total                      $      863     $    4,336      $    2,991
                                   ========       ========        ========
                                                December 31, 1995
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      642     $    4,075      $    3,475
  Real Estate - construction            --              0              16
                                  ---------      ---------       ---------
     Total                      $      642     $    4,075      $    3,491
                                   ========       ========        ========

The following table presents an analysis of fixed and variable rate loans as of June 30, 1996 and December 31, 1995 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                June 30, 1996
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                   $      239     $    3,508      $    1,485
  Variable Rates                       624            828           1,506
                                  ---------      ---------       ---------
     Total                      $      863     $    4,336      $    2,991
                                   ========       ========        ========

                                               December 31, 1995
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                  ---------------------------- ----------
  Fixed Rates                   $      299    $    3,063       $    1,458
  Variable Rates                       343         1,012            2,033
                                  ---------     ---------        ---------
     Total                      $      642    $    4,075       $    3,491
                                   ========      ========         ========

- - ---------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Eight
Risk Elements
(UNAUDITED)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows ( in thousands):

                                      June 30,        December 31,
                                 -----------------     ------------
                                  1996      1995          1995
Past Due 90 Days or More:
  Real Estate - residential    $    162  $    133    $          33
  Commercial                        621         1                -
  Installment                        33        20               60
                                 -------   -------     ------------
                               $    816  $    154    $          93
                                 -------   -------     ------------


Renegotiated:
  Real Estate - residential    $     --  $     --    $          --
  Commercial                         --        --               --
  Installment                        --        --               --
                                 -------   -------     ------------
                               $     --  $     --    $          --
                                 -------   -------     ------------


Non-accrual:
  Real Estate - residential    $     28  $     29    $          56
  Commercial                        191       209              256
  Installment                        54        39               39
                                 -------   -------     ------------
                               $    273  $    277    $         351
                                 -------   -------     ------------

Other Real Estate              $     49  $     95    $          64
                                 -------   -------     ------------

Total non-performing assets    $  1,138  $    526    $         508
                                 ======     ======      ===========

Total non-performing assets
   to total loans and
   other real estate              1.54%      0.78%            0.70%


Generally, all Banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptoller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection.

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $9,000 and $16,000 for the periods ended June 30, 1996 and 1995, respectively.

As of June 30, 1996, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

Most of the affiliate banks' loans and commitments have been granted to customers in the banks' primary market areas of northern and central West Virginia and eastern Ohio. In the normal course of business, however, the banks have purchased and originated loans outside of their primary market areas. The aggregate loan balances outstanding in any one geographic area, other than the banks' primary lending areas, do not exceed 10% of total loans. No specific industry concentrations exceed 10% of total loans.


- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Loans - continued
- - -----------------

   Effective January 1, 1995, the Holding Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which was subsequently amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income and Recognition of Disclosures." It is the corporation's policy not to recognize interest on specific impaired loans unless the future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Since the adoption of FAS 114 and 118, the corporation had no loans which management has determined to be impaired.


Allowance for Possible Loan Losses
- - ----------------------------------

   The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. Net loan charge offs were $(4,000) and $(187,000) at June 30, 1996 and 1995, respectively. The net charge offs during the six month period ended June 30, 1996 were primarily consumer loans. During 1995, the net charge offs were primarily due to a recovery received on one commercial loan in bankruptcy. The provision for loan losses increased to $14,400 during the three months ended June 30, 1996, from $13,400 during the same period of the prior year. The allowance for possible loan losses represented 1.6% and 1.7% of loans outstanding as of June 30, 1996 and June 30, 1995, respectively. The ratio of loan losses to average outstanding loans at June 30, 1996 was (.01)% compared to (.30)% for June 30, 1995. The ratio of non-accrual loans plus loans delinquent more than 90 days to total loans was 1.5% and .6% at June 30, 1996 and June 30, 1995, respectively. Net loan charge-offs were (.3)% and (15.9)% of the allowance for loan losses as of June 30, 1996 and June 30, 1995, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

   The Corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Ten. The Corporation has historically maintained the allowance for possible loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 1996 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                              June 30,            December 31,
                                         -------------------      ----------
                                          1996       1995           1995
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,149  $     947      $      947

Loans Charged Off:
  Real Estate - residential                   --         --               1
  Commercial                                  --         11              11
  Installment                                 11          7              44
                                         --------   --------      ----------
                                              11         18              56

Recoveries:
  Real Estate - residential                   --         --              --
  Commercial                                   1        194             194
  Installment                                 14         11              15
                                         --------   --------      ----------
                                              15        205             209


Net Charge-offs                               (4)      (187)           (153)

Purchased Reserves                            --         --              --

Additions Charged to Operations               29         43              49
                                         --------   --------      ----------

Balance at end of period:              $   1,182  $   1,177      $    1,149
                                          =======    =======       =========

Average Loans Outstanding              $  71,977  $  63,166      $   66,058
                                          =======    =======       =========

Ratio of net charge-offs
   to Average loans
  outstanding for the period               -0.01%     -0.30%          -0.23%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.60%      1.75%           1.60%


The additions to the allowance for loan losses are based on management's evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Ten
Loan Portfolio  -  Allocation of allowance for posssible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1995 , and the six month period ended June 30, 1996 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                     June 30,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1996               1995               1994                1993              1992                1991
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  215     39.2%   $  215     39.9%    $216       43.1%    $216    43.1%     $190        38.3%  $196        36.8%
Commercial          619     36.6       618     36.5      420       34.7      382    35.9       353        38.8    310        41.0
Installment         297     20.8       265     20.0      260       19.3      248    17.6       157        18.9     72        20.3
Others               20      3.4        20      3.6       20        2.9       20     3.4        20         4.0     13         1.9
Unallocated          31       --        31       --       31         --       30      --        30          --     --           -
                  ------   -----     ------   -----      ----     -----      ----  -----       ----     ------    ----     ------
Total            $1,182    100.0%   $1,149    100.0%    $947      100.0%    $896   100.0%     $750       100.0%  $591       100.0%
                  ======   =====     ======   =====      ====     =====      ====  =====       ====     ======    ====     ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                               Three Months Ended June 30, 1996
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $  5,222            $        400     $  1,627            $  2,353       $  9,602


                                    Year Ended December 31, 1995
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $  1,357            $        331     $  1,210             $  1,595       $  4,493


- - ------------------------------------------------------------------------------

Table Twelve
Return on Equity and Assets


The following financial ratios are presented: (Unaudited)

                                                    Three months ended         Six months ended     Year Ended
                                                         June 30,                 June 30,          December 31,
                                                ------------------------      -----------------     -----------
                                                   1996           1995         1996      1995          1995
                                               -----------      -------      -------   -------     -----------
Return on Assets :
     (Net income / Average Total Assets)            1.19%        1.17%        1.18%     1.08%        1.18%

Return on Equity :
     (Net income /
       Average Shareholders Equity)                 13.82%       12.94%       13.27%    12.21%       13.16%

Dividend Payout Ratio :
     (Dividend Declared Per Share /
       Net Income Per Share)                        36.54%       26.09%       35.64%    28.57%       28.42%

Equity to Asset Ratio :
     (Average Equity / Average Total Assets)        8.63%        9.04%        8.87%     8.88%        9.00%

- - ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Deposits
- - --------

   A stable core deposit base is the major source of funds for Holding Company subsidiaries. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the corporation's need for certain types of deposit growth. Total deposits were $120.3 million at June 30, 1996 as compared to $110.5 million at June 30, 1995, an increase of 8.9%. Deposit growth increased primarily in time deposits. Time deposits grew by $8.6 million
or 23.3% at June 30, 1996 as compared to June 30, 1995.   As of June 30, 1996,
time deposits included a $3 million certificate of deposit with a 30 day term which contributed to the deposit growth. Special promotions offered by the subsidiary banks throughout 1995 and during the first six months of 1996 also contributed to the growth in time deposits. With interest rates increasing, depositors primarily selected deposit products with longer maturities in order to take advantage of current interest rates. As reflected in Table 3, average rates paid on interest bearing deposit accounts increased to 3.5% during the six month period of 1996 as compared to 3.0% during the same period of the prior year. At June 30, 1996, non-interest bearing demand deposits comprised 10.5% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89.5% of total deposits. The changes in the deposit mix from June 30, 1995 to June 30, 1996, were a .3% increase in noninterest bearing demand deposits and a .3% decrease in interest bearing deposits.


Capital Resources
- - -----------------

   A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 9.8% in 1996 entirely from current earnings after quarterly dividends, and a decrease of 2.2% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders equity amounted to 8.7% of total assets as of June 30, 1996 as compared to 9.0% at June 30, 1995.

   As a bank holding company, the Holding Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. The Federal Reserve Board's minimum ratio of qualified total capital to risk-weighted assets is 8 percent, at least half of the total capital is required to be comprised of Tier 1 capital, or the company's common stockholders' equity less intangibles. The remainder (Tier 2 Capital) may consist of certain other prescribed instruments and a limited amount of loan loss reserves.

   In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for minimum ratio of 3 percent for bank holding companies that meet certain specified criteria. All other bank holding companies are required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------


Capital Resources - continued
- - -----------------------------

   The following chart shows the regulatory capital levels for the company at June 30, 1996, June 30, 1995, and December 31, 1995:

                                              June 30          Dec. 31
                                           --------------      -------
Ratio                       Minimum          1996    1995        1995
- - ----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            8.92     8.90        9.20

  Risk Based Capital
    Tier 1 (core)             4%           15.14    14.99       15.12
    Tier 2 (total)            8%           16.35    16.22       16.37


   Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.



Interest Rate Risk
- - ------------------

   Changes in interest rates can affect the level of income of a financial institution depending on the repricing characteristics of its assets and liabilities. This is termed interest rate risk. If a financial institution is asset sensitive, more of its assets will reprice in a given time frame than liabilities. This is a favorable position in a rising rate environment and would enhance income. If an institution is liability sensitive, more of its liabilities will reprice in a given time frame than assets. This is a favorable position in a falling rate environment. Financial institutions allocate significant time and resources to managing interest rate risk because of the impact that changes in interest rates can have to earnings.

   The initial step in the process of maintaining a corporation's interest rate sensitivity involves the preparation of a basic "gap" analysis of earning assets and interest bearing liabilities as reflected in the following table. The analysis measures the difference or the "gap" between the amount of assets and liabilities repricing within a given time period. This information is used to manage a corporation's asset and liability positions. Management uses this information as a factor in decisions made about maturities of investment of cash flows, classification of investment securities purchases as available-for-sale or held-to-maturity, emphasis of variable rate or fixed rate loans and short or longer term deposit products in marketing campaigns, and deposit account pricing to alter asset and liability repricing characteristics. The overall objective is to minimize the impact to the margin of any significant change in interest rates.

   The information presented in the following Interest Rate Risk table contains assumptions and estimates used by management in determining repricing characteristics and maturity distributions. As noted in the following table, the cumulative gap at one year is approximately $(3,298,000), which indicates the corporation's interest bearing liabilities are more than earning assets at June 30, 1996. As the table presented is as of a point in time and conditions change on a daily basis, any conclusions made may not be indicative of future results.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------

Interest Rate Risk - continued
- - ------------------------------

Interest Rate Risk Table  - June 30, 1996

                                    (less                          (greater     Non-
                                    than) 3   3 - 12      1 - 3    than) 3    Interest
                                    Months    Months      Years    Years      Bearing    Total
                                    -------   -------     ------   -------    -------   -------
ASSETS:
Fed Funds Sold                     $  3,643  $           $        $          $         $  3,643
Investments                           2,689    12,115     15,328   18,805                48,937
Loans                                15,613    14,876     17,869   25,368        295     74,021
Other Assets                          3,079                                    9,200     12,279
Allowance for Loan
 and Lease Losses                                                             (1,182)    (1,182)
                                   --------  --------    -------  -------    -------   --------

TOTAL ASSETS:                      $ 25,024  $ 26,991    $33,197  $44,173    $ 8,313   $137,698
                                   ========  ========    =======  =======    =======   ========


NOW                                $ 1,573   $  4,715    $ 4,225  $11,846    $         $22,359
MMDA                                 5,083                                               5,083
SAVINGS                              2,441      7,316      6,554   18,376               34,687
CD's (less than) 100,000             8,002     14,048      7,086    6,808               35,944
CD's (greater than) 100,000          5,222      2,027      1,705      648                9,602
Demand Deposits                                                               12,661    12,661
Other Liabilities                                                                550       550
Repurchase Agreements                4,886                                               4,886
Stockholders' Equity                                                          11,926    11,926
                                   --------  --------    -------  -------    -------   --------

TOTAL LIABILITIES
    AND CAPITAL:                   $27,207   $28,106     $19,570  $37,678    $25,137   $137,698
                                   =======   =======     =======  ========   =======   ========
GAP                                 (2,183)   (1,115)     13,627    6,495    (16,824)
GAP/ Total Assets                   (1.59%)    (.81%)      9.90%    4.72%    (12.22%)
Cumulative GAP                      (2,183)   (3,298)     10,329   16,824          0
Cum. GAP/Total Assets               (1.59%)   (2.40%)      7.50%    12.22%     0.00%

The above analysis contains repricing and maturity assumptions and estimates used by management.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- - ------------------------------------------------------------------------------


Liquidity
- - ---------

       Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $43,819,899 classified as available for sale at June 30, 1996. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At June 30, 1996, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had a maximum borrowing capacity (MBC) amounting to approximately $18,125,000 and $5,443,000, respectively, from the FHLB at prevailing interest rates, subject to satisfying the additional capital stock provisions, as defined, in their respective agreements with the FHLB. As of June 30, 1996, Progressive Bank, N.A. and Progressive Bank, N.A. - Buckhannon had an available line of approximately $1,800,000 and $500,000, respectively, without purchasing any additional capital stock from the FHLB. As of June 30, 1996, there were no borrowings outstanding pursuant to these agreements.

    At June 30, 1996 and June 30, 1995, the Holding Company had outstanding loan commitments and unused lines of credit totaling $6,408,000 and $6,767,000, respectively. As of June 30, 1996, management placed a high probability for required funding within one year of approximately $4,427,000. Approximately $1,547,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART II
                               OTHER INFORMATION



Item 1            Legal Proceedings
- - -----------------------------------

  The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. However, there are no proceedings now pending or threatened before any court or administrative agency to which the Holding Company or its subsidiaries are a party or to which their property is subject.



Item 2            Changes in Securities
- - ---------------------------------------

  Inapplicable


Item 3            Defaults Upon Senior Securities
- - -------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
- - -------------------------------------------------------------------


  a.   Inapplicable

  b.  Inapplicable

  c.  Inapplicable

  d.  Inapplicable



Item 5            Other Information
- - -----------------------------------


  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
- - --------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended June 30, 1996, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended June 30, 1996.



(c)      Exhibits
         --------

  The exhibits listed in the Exhibit Index on page 32 of this FORM 10-Q are incorporated by reference and/or filed herewith.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Ronald L. Solomon
              ---------------------------------------------------------------
                 Ronald L. Solomon
                 President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              ---------------------------------------------------------------
                 Francie P. Reppy
                 Controller



Dated:  August 5, 1996

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.


Exhibit
Number    Description
- - -------   -----------


10.1      Employment Contract dated January 2, 1996 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Incorporated herein by reference.

10.2      Employment Contract dated January 2, 1996 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.3 Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and Angela I. Stauver. Incorporated herein by reference.

10.4 Lease dated March 26, 1992 between First West Virginia Bancorp, Inc. and the estate of Thomas L. Stockert, Jr., and the Tom Stockert Corporation. Incorporated herein by reference.

10.5 Lease dated February 1, 1989 between First West Virginia Bancorp, Inc. and Progressive Bank, N.A. -Bellaire, formerly known as "Farmers and Merchants National Bank in Bellaire." Incorporated herein by reference.

10.6 Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and The Kroger Co. Incorporated herein by reference.

11.1      Statement regarding computation of per share earnings.
          Filed herewith and incorporated herein by reference.

13.3 Summarized Quarterly Financial Information Filed herewith and incorporated herein by reference.

15 Letter re unaudited interim financial information Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

19 Report furnished to security holders Filed herewith and incorporated herein by reference.

22 Proxy statement for the Annual Shareholders meeting held April 9, 1996 Incorporated herein by reference.