Form 10-Q
period 1996-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 1996-11-12
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934

    For the transition period from  _____________ to  ____________.

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                             55-6051901
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------

                                     N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



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

The number of shares outstanding of the issuer's common stock as of November 5,
1996: Common Stock, $5.00 Par Value, shares outstanding      775,268 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                              September 30,        December 31,    September 30,
                                                                  1996               1995              1995
                                                              --------------    --------------    --------------

              ASSETS
Cash and Due From Banks                                       $      5,262,975   $     4,179,849   $     4,995,601
Due From Banks - interest bearing                                    1,058,330            82,015            58,330
Federal Funds Sold                                                   1,636,000         2,278,000         2,202,000
                                                                 --------------    --------------    --------------
     Total cash and cash equivalents                                 7,957,305         6,539,864         7,255,931
Investment Securities
   Held to Maturity  -  Market value of
   $5,576,246 at September 30, 1996 ;
   $5,058,118 at December 31, 1995;
   and $24,875,711 at September 30, 1995                             5,576,457         5,001,638        25,219,508
   Available for Sale (at market value)                             46,281,258        40,993,844        20,765,111
Loans                                                               76,819,205        72,006,276        69,071,025
Less allowance for possible loan losses                             (1,182,238)       (1,148,692)       (1,154,974)
                                                                 --------------    --------------    --------------
                Net loans                                           75,636,967        70,857,584        67,916,051
Premises and equipment, net                                          3,314,612         3,103,214         2,948,290
Accrued Income Receivable                                            1,170,138           923,323         1,067,096
Other assets                                                           601,687           496,341           581,988
Intangible assets                                                       12,713            39,374            48,261
                                                                 --------------    --------------    --------------
               Total Assets                                   $    140,551,137   $   127,955,182   $   125,802,236
                                                                 ==============    ==============    ==============

           LIABILITIES
Noninterest bearing deposits:
     Demand deposits                                          $     12,001,582   $    11,938,594   $    10,911,287
Interest bearing deposits
     Demand Deposits                                                24,754,656        22,849,052        22,571,685
     Savings                                                        38,384,091        41,659,007        41,338,405
     Time deposits                                                  48,026,846        38,448,501        38,334,171
                                                                 --------------    --------------    --------------
               Total Deposits                                      123,167,175       114,895,154       113,155,548
                                                                 --------------    --------------    --------------
Repurchase agreements                                                4,452,047           749,224           627,333
Accrued Interest on Deposits                                           319,854           314,607           283,847
Other Liabilities                                                      321,663           286,990           320,898
                                                                 --------------    --------------    --------------
               Total Liabilities                                   128,260,739       116,245,975       114,387,626
                                                                 --------------    --------------    --------------

       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 775,268 shares issued at
  September 30, 1996 and  December 31, 1995 and
  760,232 shares issued at September 30, 1995                        3,876,340         3,876,340         3,801,160
Surplus                                                              3,166,340         3,166,340         2,918,246
Retained Earnings                                                    5,409,335         4,621,049         4,662,950
Net Unrealized Loss on securities available for sale                  (161,617)           45,478            32,254
                                                                 --------------    --------------    --------------
          Total stockholders' equity                                12,290,398        11,709,207        11,414,610
                                                                 --------------    --------------    --------------
            Total liabilities and stockholders' equity        $    140,551,137   $   127,955,182   $   125,802,236
                                                                 ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME


                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                      September 30,
                                                       1996           1995             1996            1995
                                                    ----------     ----------       ----------       ----------
                                                           (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                          $1,704,911      $1,566,805       $4,955,222       $4,379,905
   Tax-exempt                                           27,242          22,912           78,289           55,021
Investment Securities:
   Taxable                                             662,236         589,563        1,891,269        1,721,023
   Tax-exempt                                           63,384          62,371          180,650          183,621
Dividends                                                5,203           5,111           15,135           14,541
Other interest income                                   26,246             608           74,484            1,661
Interest on Federal Funds Sold                          66,998          64,717          207,003          214,832
                                                     ---------       ----------       ---------       ----------
       Total interest income                         2,556,220       2,312,087        7,402,052        6,570,604
INTEREST EXPENSE
Deposits                                               951,633         896,187        2,789,668        2,500,004
Interest on Fed Funds Purchased and
    securities sold under agreements to
      repurchase                                        42,069           5,932           78,799           11,725
Other borrowings                                            --              --               --               --
                                                     ---------       ----------       ---------       ----------
       Total interest expense                          993,702         902,119        2,868,467        2,511,729
                                                     ---------       ----------       ---------       ----------
       Net interest income                           1,562,518       1,409,968        4,533,585        4,058,875
PROVISION FOR POSSIBLE LOAN LOSSES                      16,800           3,800           45,600           46,600
                                                     ---------       ----------       ---------       ----------
       Net interest income after provision
       for possible loan losses                      1,545,718       1,406,168        4,487,985        4,012,275
NONINTEREST INCOME
Service charges and other fees                          97,511         105,889          270,933          282,935
Securities gains (losses)                                   --              --             (711)          65,475
Other operating income                                  47,927          45,992          145,363          148,076
                                                     ---------       ----------       ---------       ----------
       Total noninterest income                        145,438         151,881          415,585          496,486
NONINTEREST EXPENSES
Salary and employee benefits                           538,000         495,119        1,584,808        1,471,296
Net occupancy expense of premises                       74,339          64,060          236,406          203,091
Other operating expenses                               422,494         357,463        1,261,907        1,221,524
                                                     ---------       ----------       ---------       ----------
       Total noninterest expense                     1,034,833         916,642        3,083,121        2,895,911
                                                     ---------       ----------       ---------       ----------

       Income before income taxes                      656,323         641,407        1,820,449        1,612,850
                                                     ---------       ----------       ---------       ----------
INCOME TAXES                                           221,277         222,918          605,765          541,536
                                                     ---------       ----------       ---------       ----------
       Net income                                   $  435,046      $  418,489       $1,214,684       $1,071,314
                                                     =========       ==========       =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    775,268         775,268          775,268          775,268
                                                     =========       ==========       =========       ==========
EARNINGS PER COMMON SHARE                           $     0.56      $     0.54       $     1.57       $     1.38
                                                     =========       ==========       =========       ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                         Net Unrealized
                                                                                         Gain (Loss) on
                                                                                           Securities
                                          Common                           Retained         Available
                                           Stock           Surplus         Earnings         for Sale            Total
                                        ------------    ------------     ------------    --------------    -----------------
Balance, December 31, 1995              $  3,876,340     $  3,166,340     $  4,621,049     $    45,478      $  11,709,207
Net income for the nine months
   ended September 30, 1996                       --               --        1,214,684              --          1,214,684
Cash dividend
   ($ .55 per share)                                                          (426,398)                          (426,398)
Change in fair value of securities
    available for sale,
    net of deferred tax                           --               --               --        (207,095)          (207,095)
                                          -----------      -----------      -----------      ----------       ------------
Balance, September 30, 1996 (Unaudited)  $ 3,876,340     $  3,166,340     $  5,409,335     $  (161,617)     $  12,290,398
                                          ===========      ===========      ===========      ==========       ============




Balance, December 31, 1994              $  3,801,160     $  2,918,246     $  3,888,127     $  (239,690)     $  10,367,843
Net income for the nine months
   ended September 30, 1995                       --               --        1,071,314              --          1,071,314
Cash dividend
   ($ .38 per share)                                                          (296,491)                          (296,491)
Change in fair value of securities
    available for sale,
    net of deferred tax                           --               --               --         271,944            271,944
                                        ------------       ------------     -----------      -----------      -------------
Balance, September 30, 1995 (Unaudited) $ 3,801,160     $   2,918,246     $  4,662,950     $    32,254      $  11,414,610
                                         ===========       ===========      ===========      ===========     ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS


                                                                                     Nine Months Ended September 30,
                                                                               1996                                1995
                                                                         -----------------                    ---------------
                                                                          (Unaudited)                              (Unaudited)
OPERATING ACTIVITIES
Net Income                                                              $      1,214,684                      $      1,071,314
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                      45,600                                46,600
   Depreciation and amortization                                                 292,576                               221,715
   Amortization of investment securities, net                                     (2,661)                               26,634
   Investment security losses (gains)                                                711                               (65,475)
   Decrease (increase) in interest receivable                                   (246,815)                             (251,357)
   Increase (decrease) in interest payable                                         5,247                                51,704
     Other, net                                                                   47,493                                33,974
                                                                        -----------------                       ---------------
        Net cash provided by operating activities                              1,356,835                             1,135,109
                                                                        -----------------                       ---------------
INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge offs                          (4,848,489)                           (7,448,908)
Proceeds from sales of securities available for sale                           1,250,156                                72,075
Proceeds from maturities of securities available for sale                     11,925,000                             8,902,400
Proceeds from maturities of securities held to maturity                          225,000                             2,975,000
Principal collected on mortgage-backed securities                                304,470                               279,441
Purchases of securities available for sale                                   (19,083,582)                          (11,766,729)
Purchases of securities held to maturity                                        (806,587)                             (430,000)
Recoveries on loans previously charged-off                                        23,505                               206,780
Purchases of premises and equipment                                             (477,314)                             (260,327)

                                                                        -----------------                       ---------------
       Net cash used by investing activities                                 (11,487,841)                           (7,470,268)
                                                                        -----------------                       ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            8,272,021                             7,425,312
Dividends paid                                                                  (426,397)                             (296,491)
Increase (decrease) in short term borrowings                                   3,702,823                               522,139
                                                                        -----------------                       ---------------
       Net cash provided by financing activities                      $       11,548,447                      $      7,650,960
                                                                        -----------------                       ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             1,417,441                             1,315,801
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                         6,539,864                             5,940,130
                                                                        -----------------                       ---------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                                      $        7,957,305                      $      7,255,931
                                                                         ================                        ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996 AND 1995



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

3. Effective January 1, 1995, Statement of Financial Accounting Standards No. 114, "Accounting by creditors for Impairment of a Loan", as amended by Statement No. 118, was adopted by the Corporation. This Statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market price or the fair value of the collateral, if known. At September 30, 1996, the corporation did not have any impaired loans which met the criteria of Statement No. 114.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

          First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has three wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia; Progressive Bank, N.A.- Buckhannon which operates in Buckhannon and Weston, West Virginia; and Progressive Bank, N.A. - Bellaire in Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended September 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1995 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $435,046 for the three months ended September 30, 1996 as compared to $418,489 for the same period during 1995. The increase in earnings during the third quarter of 1996 over 1995 can be primarily attributed to increased net interest income due to the growth in the loan portfolio offset in part by the decrease in non-interest income and the increases in non-interest expense and the provision for loan
losses.   Operational earnings improved with net interest income increasing
$152,550 or 10.8%, to $1,562,518 for the three months ended September 30, 1996 as compared to the same period in 1995.

          Net income for the nine months ended September 30, 1996 was $1,214,684 compared to $1,071,314 for the same period during 1995. The increase in earnings for the nine months ended September 30, 1996 as compared to the same period in 1995 was primarily due to increased net interest income offset in part by decreased noninterest income and increased noninterest expenses. During the nine month period ended September 30, 1996, the increase in net interest income was primarily due to the growth in the loan portfolio. The increase in noninterest expenses can be primarily attributed to increased salary and employee benefits and increased other operating expenses.
The decrease in noninterest income was primarily due to the decrease in securities gains realized for the nine months ended September 30, 1996 as compared to 1995. Earnings per share were $.56 in the third quarter of 1996 an increase of 3.7% over the $.54 earned during the third quarter of 1995. For the first nine months of 1996, earnings per share were $1.57, an increase of 13.8%, as compared to $1.38 earned during the same period during 1995.

          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA decreased during the three month period ended September 30, 1996 to 1.24%, down from 1.31% in 1995. For the nine months ended September 30, 1996 and 1995, the ROA was 1.20% and 1.16%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 14.38% for the three months ended September 30, 1996 and 14.78% at September 30, 1995. For the nine months ended September 30, 1996 compared to September 30, 1995, ROE was 13.67% and 13.13%, respectively.

          Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.
                                       8

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                       First West Virginia Bancorp, Inc.

                                      Three months ended         Nine months ended                   Years ended
                                         September 30,              September 30,                    December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                        1996         1995         1996         1995       1995         1994         1993
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $   2,556     $  2,312    $   7,402    $  6,571    $   8,937    $   7,783    $  8,054
   Total interest expense                  993          902        2,868       2,512        3,421        2,868       3,319
   Net interest income                   1,563        1,410        4,534       4,059        5,516        4,915       4,735
   Provision for loan losses                17            4           46          47           50           77         116
   Total other income                      145          152          415         497          720          725         666
   Total other expenses                  1,035          917        3,083       2,896        3,988        3,641       3,528
   Income before income taxes              656          641        1,820       1,613        2,198        1,922       1,757
   Net income                              435          418        1,215       1,071        1,470        1,288       1,193

PER SHARE DATA (1)
   Net income                        $     .56     $    .54    $    1.57    $   1.38    $    1.90    $    1.66        1.54
   Cash dividends declared (2)             .19          .15          .55         .38          .54          .58         .53
   Book value per share                  15.85        14.72        15.85       14.72        15.10        13.37       12.58

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  75,235     $ 67,953    $  73,071    $ 64,776    $  66,058    $  56,991    $ 56,264
   Investment securities                50,002       46,407       47,836      46,247       46,020       50,282      47,755
   Deposits - Interest Bearing         109,932      102,239      107,902      99,682      100,488       95,980      94,852
   Long-term debt                           --           --           --          --           --           44         754
   Stockholders' equity                 12,038       11,224       11,874      10,902       11,170       10,253       9,252
   Total Assets                        139,862      126,201      135,513     122,975      124,145      117,996     115,765

SELECTED RATIOS
   Return on average assets              1.24%        1.31%        1.20%       1.16%        1.18%        1.09%       1.03%
   Return on average equity             14.38%       14.78%       13.67%      13.13%       13.16%       12.56%      12.89%
   Average equity to average assets      8.61%        8.89%        8.76%       8.87%        9.00%        8.69%       7.99%
   Dividend payout ratio (1) (2)        33.93%       27.78%       35.03%      27.54%       28.42%       34.94%      34.42%

BALANCE SHEET                           September 30,                    December 31,
                                   ---------------------    ---------------------------------
                                     1996       1995           1995        1994      1993
                                   ---------- ----------    ----------  ---------  ----------
   Investments                    $   51,858  $  45,985     $   45,996  $  45,551  $   50,099
   Loans                              76,819     69,071         72,006     61,667      55,838
   Other Assets                       11,874     10,746          9,953      9,445      10,303
                                   ----------  ---------     ----------  ---------  ----------
      Total Assets                $  140,551  $ 125,802     $  127,955  $ 116,663  $  116,240
                                    =========  =========      =========  =========   =========
   Deposits                       $  123,167  $ 113,156     $  114,895  $ 105,730  $  105,791
   Other Liabilities                   5,094      1,231          1,351        565         694
   Shareholders' Equity               12,290     11,415         11,709     10,368       9,755
                                   ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Shareholders' Equity        $  140,551  $ 125,802     $  127,955  $ 116,663  $  116,240
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

On January 4, 1993, the Holding Company acquired 100% of the Common Stock of the Wellsburg Banking and Trust Company (Wellsburg) with a combination of cash and
securities.   The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the former Wellsburg Bank are included in the information presented above from the date of acquisition forward, and prior year balance sheets have not been restated for such transactions.
------------------------------------------------------------------------------
                                       9

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Earnings Analysis
Net Interest Income
-------------------
          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995, respectively.

          The net interest margin for the third quarter of 1996 was 4.69%, a decrease over the 4.70% earned at September 30, 1995. Net interest income increased $152,550 or 10.8%, during the three month period ended September 30, 1996 as compared to 1995. The increase in net interest income resulted primarily from increased loan growth. Interest and fees on loans increased $142,436 or 9.0% during the three month period ended September 30, 1996 as compared to the same period in 1995 due to the increase in average loan volume. Interest expense increased $91,583, or 10.2%, during the three month period ended September 30, 1996, as compared to the same period in 1995 primarily due to the increase in the average volume of interest bearing liabilities.

          For the nine months ended September 30, 1996, net interest income increased $474,710 or 11.7%, as compared to the same period of the prior year. This increase was largely due to the increase in the average loan volume. Comparing the nine month period ended September 30, 1996 to September 30, 1995, interest and fees on loans increased $598,585, or 13.5%. Cash flows from increased deposit growth were used to fund increased loan demand.

Provision for Possible Loan Losses
----------------------------------

   The provision for possible loan losses is an amount added to the reserve against which loan losses are charged. Management determines an appropriate provision based upon its evaluation of the size and the risk characteristics of the loan portfolio, current and anticipated economic conditions, specific problem loans and delinquencies, loan loss experience and other related factors.

   For the quarter ended September 30, 1996, the provision for possible loan losses was $16,800, compared to $3,800 at September 30, 1995. Net charge offs were approximately $16,000 and $25,000 for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, the provision for loan losses was $45,600 compared to $46,600 at September 30, 1995. Net charge offs were approximately $12,000 and $(162,000) for the nine months ended September 30, 1996 and 1995, respectively. Total non-performing loans, comprised of past due 90 days or more, renegotiated loans, non-accrual loans, and other real estate owned were $1,238,000 at September 30, 1996 and $414,000 at September 30, 1995.

Non-Interest Income
-------------------

   Service charges represent the major component of non-interest income. These charges are earned from assessments made on checking and savings accounts. Service charges decreased $8,378 or 7.9%, during the three months ended September 30, 1996 as compared to the same period of the prior year. For the nine months ended September 30, 1996, service charges decreased $12,002 or 4.2% as compared to the same period in 1995.

   Sales of securities by the subsidiary banks are generally limited to the needs established under the liquidity policies. There were no securities gains (losses)
during the three month period September 30, 1996 and September 30, 1995. For the nine months ended September 30, 1996, securities losses were $711 and were attributable to the sales of securities available for sale by a subsidiary bank. Securities gains were $65,475 for the nine months ended September 30, 1995 and were attributable to the holding company's sale of marketable equity securities available for sale.
                                       10

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 1996 and September 30, 1995. Average balance sheet information as of September 30, 1996 and September 30, 1995 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 1996 and 1995.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                    September 30, 1996                         September 30, 1995
                                            ----------------------------------         -------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate               Volume     Interest   Rate
                                            ----------    --------    -------           -----------   -------  -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    43,657   $     644       5.87%         $     39,719  $    570     5.69%
   Obligations of states and
     political subdivisions                     5,010          63       5.00%                4,813        64     5.28%
   Other securities                             1,335          24       7.15%                1,874        22     4.66%
   Interest bearing deposits                    2,063          26       5.01%                  230         1     1.72%
Federal funds sold                              5,057          67       5.27%                4,326        65     5.96%
Loans, net of unearned income                  75,235       1,732       9.16%               67,953     1,590     9.28%
                                            ----------    --------    -------           -----------   -------  -------
   Total interest earning assets              132,357       2,556       7.68%              118,915     2,312     7.71%

Cash and due from banks                         4,073                                        3,896
Bank premises and equipment                     3,365                                        2,884
Other assets                                    1,242                                        1,674
Allowance for possible loan losses             (1,175)                                      (1,168)
                                            ----------                                  -----------
   Total Assets                           $   139,862                                 $    126,201
                                             =========                                   ==========
LIABILITIES
Certificates of deposit                   $    46,540   $     577       4.93%         $     37,747  $    476     5.00%
Savings deposits                               39,099         245       2.49%               41,417       284     2.72%
Interest bearing demand deposits               24,293         130       2.13%               23,075       136     2.34%
Federal funds purchased and
   Repurchase agreements                        4,888          42       3.42%                  653         6     3.65%
Long-term debt                                     --          --         --                    --        --        --
                                            ----------    --------    -------           -----------   -------  -------
   Total interest bearing liabilities         114,820         994       3.44%              102,892       902     3.48%
Demand deposits                                12,269                                       11,408
Other liabilities                                 735                                          677
                                            ----------                                  -----------
   Total Liabilities                          127,824                                      114,977
SHAREHOLDERS' EQUITY                           12,038                                       11,224
                                            ----------                                  -----------
   Total Liabilities
      and Shareholders' Equity            $   139,862                                 $    126,201
                                             =========                                   ==========
Net interest revenue as a percentage of
   average earning assets                               $   1,562       4.69%                       $  1,410     4.70%
                                                           =======    ======                          ======    ======


The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 1996 and 1995, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                    $    5,010    $  105       8.34%     $    4,813  $    107      8.79%
     Loans                                        75,235     1,750       9.26%         67,953     1,605      9.37%
                                                 =======    =======     ======      ==========    ======    ======
   Total interest earning assets              $  132,357    $2,616       7.86%     $  118,915  $  2,370      7.91%
                                                 =======    =======     ======      ==========    ======    ======

   Net interest revenue as a percentage
     of average earning assets                              $1,622       4.88%                 $  1,468      4.90%
                                                           =======      ======                    ======    ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 1996 and September 30, 1995 and the year ended December 31, 1995. Average balance sheet information as of September 30, 1996 and September 30, 1995 and the year ended December 31, 1995 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 1996 and 1995.


                                               For the Nine                                                    For the Nine
                                               Months ended                                                    Months ended
                                            September 30, 1996                December 31, 1995              September 30, 1995
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
                                                                              (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 41,510   $ 1,824    5.87%   $  39,411  $  2,206      5.60%   $ 39,643   $1,651     5.57%
 Obligations of states and
   political subdivisions                  4,736       181    5.11%       4,666       248      5.32%      4,636      184     5.31%
 Other securities                          1,590        82    6.89%       1,943       122      6.28%      1,968       84     5.71%
 Interest bearing deposits                 1,917        74    5.16%          88         5      5.68%        100        2     2.67%
Federal funds sold                         5,220       207    5.30%       4,835       287      5.94%      4,784      215     6.01%
Loans, net of unearned income             73,071     5,034    9.20%      66,058     6,069      9.19%     64,776    4,435     9.15%
                                         --------  -------  -------     --------  --------   -------    -------    -----   --------
 Total interest earning assets           128,044     7,402    7.72%     117,001     8,937      7.64%    115,907    6,571     7.58%

Cash and due from banks                    3,997                          3,747                           3,749
Bank premises and equipment                3,321                          2,928                           2,872
Other assets                               1,322                          1,552                           1,508
Allowance for possible loan losses        (1,171)                        (1,083)                         (1,061)
                                         --------                       --------                        --------
 Total Assets                           $135,513                      $ 124,145                        $122,975
                                        ========                       ========                        ========

LIABILITIES
Certificates of deposit                 $ 44,138   $ 1,647    4.98%   $  36,080  $  1,734      4.81%   $ 35,379   $ 1,248     4.72%
Savings deposits                          40,091       758    2.53%      42,326     1,152      2.72%     42,582       870     2.73%
Interest bearing demand deposits          23,673       384    2.17%      22,082       518      2.35%     21,721       382     2.35%
Federal funds purchased and
   Repurchase agreements                   3,089        79    3.42%         462        17      3.68%        425        12     3.78%
Long-term debt                                --        --      --           --        --        --          --        --       --
                                         --------  -------    -----     -------   --------   -------     -------  --------  ------
 Total interest bearing liabilities      110,991     2,868    3.45%     100,950     3,421      3.39%    100,107     2,512    3.35%
Demand deposits                           11,943                         11,387                          11,370
Other liabilities                            705                            638                             596
                                         --------                       -------                         --------
 Total Liabilities                       123,639                        112,975                         112,073
SHAREHOLDERS' EQUITY                      11,874                         11,170                          10,902
                                         --------                       -------                         --------
 Total Liabilities
    and Shareholders' Equity            $135,513                      $ 124,145                        $122,975
                                         ========                     =========                         ========

Net interest revenue as a percentage of
 average earning assets                             $ 4,534   4.73%              $  5,516      4.71%              $ 4,059    4.68%
                                                     =======  ======               =======    ======              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 1996 and 1995 and the year ended December 31, 1995. respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities          $   4,736   $   302     8.51%   $   4,666   $    413     8.86%   $    4,636   $   307     8.84%
    Loans                             73,071     5,086     9.30%      66,058      6,124     9.27%       64,776     4,472     9.23%
                                   =========   =======   ======    =========   ========   ======    ==========   =======     =====
 Total interest earning assets     $ 128,044   $ 7,575     7.90%   $ 117,001   $  9,157     7.83%   $  115,907   $ 6,730     7.76%
                                   =========   =======   ======    =========   ========   ======    ==========   =======     =====

Net interest revenue as a percentage
 of average earning assets                     $ 4,707     4.91%               $  5,736     4.90%                $ 4,218     4.87%
                                               =======   ======                ========   ======                 =======     =====

--------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Non-Interest Income - continued
-------------------------------

     Other operating income is comprised of fees from safe deposit box rentals, sales of cashier's checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, and credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended September 30, 1996 other operating income was $47,927, an increase of $1,935, or 4.2%, over the same period in 1995. The increase was primarily due to increased fees and charges. For the nine month period ended September 30, 1996, other operating income was $145,363, a decrease of $2,713 or 1.8%, over the same period in 1995. The decrease was primarily due to a non-recurring premium for lease servicing due to the early sale of equipment which was received during 1995.

Non-Interest Expense
--------------------

   Salary and employee benefits is the largest component of non-interest expense. During the quarter ended September 30, 1996, salary and employee benefits increased $42,881 or 8.7% as compared to the same period of the prior year. For the nine month period ended September 30, 1996, as compared to the same period in 1995, salary and employee benefits increased $113,512 or 7.7%. The increase in salary and benefits was primarily due to the hiring of additional personnel by a subsidiary bank for a branch office which opened in April, 1996 and normal annual merit adjustments in salaries.

   The major components of other operating expenses include: equipment expense, stationery and supplies, directors fees, advertising, postage and transportation, regulatory assessment and deposit insurance, and insurance. Other operating expenses increased $65,031 or 18.2%, for the three month period
ended September 30, 1996 as compared to the same period in the prior year.   For
the nine months ended September 30, 1996, other operating expenses increased $40,383 or 3.3% as compared to the same period in 1995. The increase in other operating expenses primarily relates to increased equipment expenses, advertising, stationery and supplies expenses, and other taxes, offset in part by the decreases in the FDIC insurance assessment and in other expenses. The increased operating costs were primarily the result of opening a subsidiary bank branch office and the expanding asset base of the holding company, offset in part by the reduction in the Federal Deposit Insurance Corporation
(FDIC) insurance assessment. During 1995, the costs incurred in the registration of First West Virginia Bancorp, Inc.'s common stock with the Securities and Exchange Commission and the American Stock Exchange contributed to the increase in other expenses.


Income Taxes
------------

   Income tax expense for the three month period ended September 30, 1996 was $221,277, a decrease of $1,641 over the same period in 1995. For the nine month period ended September 30, 1996, income tax expense was $605,765, an increase of $64,229 over the same period in 1995. The increase was primarily due to the increase in pre-taxable income of $207,599.

   For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $90,626 and $85,283 for the three month period ended September 30, 1996 and 1995, respectively. For the nine month period ended September 30, 1996 and 1995, tax exempt income was $258,939 and $238,642, respectively.

   Federal income tax rates were consistent at 34% for the quarter ended September 30, 1996 and 1995. West Virginia corporate net income tax rates also were consistent at 9.0% in 1996 and 1995.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Balance Sheet Analysis

Investments
-----------

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

   Investment securities that are classified available for sale are available for sale at any time based upon management's assessment of changes in economic or financial market conditions. These securities are carried at market value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders' equity until realized. Investment securities held to maturity are securities purchased with the intent and ability to hold until their maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. In classifying debt securities as available for sale, management generally selected securities with actual maturities of two years or less. All other debt securities were classified as held to maturity. All equity securities were classified as available for sale. Accordingly, the presentation of investment securities on the Consolidated Balance Sheet shows securities classified as available for sale and held to maturity as of September 30, 1996 and September 30, 1995.

   In November, 1995, the Financial Accounting Standards Board (FASB) issued implementation guidance on accounting for investment securities on FAS No. 115. Effective November 15, 1995 the FASB permitted a one time opportunity for financial institutions to reassess the appropriateness of the classifications of all its investment securities. Financial institutions were allowed to transfer securities from their held to maturity portfolio to their available for sale portfolio before calendar year end 1995, without calling into question their intent to hold other securities to maturity. As a result, investment securities with an amortized cost of $18,411,939 and unrealized loss of $112,961 were transferred from the held to maturity category to the available for sale category in December, 1995. As of September 30, 1996, the corporation had approximately 89% of the investment portfolio classified as available for sale, while 11% was classified as held to maturity.

   In total, investment securities increased by $5,873,096 or 12.8% from $45,984,619 at September 30, 1995, to $51,857,715 at September 30, 1996. The
increase in investment securities was attributed primarily to the increased deposit growth from September 30, 1995 to September 30, 1996.

   As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. Market rates of interest have continued to decline and the corporation has reduced the carrying value of securities available for sale by $253,517 at September 30, 1996. As of September 30, 1995, the carrying value of securities available for sale was increased by $50,976 as a result of a slight increase in market rates. The market value of securities classified as held to maturity were below book value by $211 and $343,797, at September 30, 1996 and September 30, 1995, respectively.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio

Book values of investment securities at September 30, 1996 and 1995 and at December 31, 1995 are as follows
(in thousands)  (Unaudited):

                                         September 30,    December 31,    September 30,
                                            1996             1995             1995
                                         -----------      -----------     ------------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies         $   800          $   800           $ 19,137
  Obligations of states
        and political subdivisions          4,777            4,202              4,435
  Corporate debt securities                    --               --                415
  Mortgage-backed securities                   --               --              1,233
  Equity Securities                            --               --                 --
                                           -------          ------          ---------
            Total held to maturity        $ 5,577          $ 5,002           $ 25,220
                                           -------          ------          ---------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          41,813         $36,563            $ 17,870
  Obligations of states
        and political subdivisions            503             511                 506
  Corporate debt securities                   849           1,400                 971
  Mortgage-backed securities                2,598           2,039                 875
  Equity Securities                           518             481                 543
                                           -------        -------           ---------
            Total available for sale       46,281          40,994              20,765
                                           -------        -------           ---------
            Total                         $51,858         $45,996            $ 45,985
                                           =======        =======            ========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 1996 and December 31, 1995 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                September 30, 1996                                 December 31, 1995
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                $       --       -- %      $  12,197        5.08 %   $     --       -- %    $  11,236    4.95 %
  After One But
     Within Five Years                  800      5.02          25,672        6.28          800      5.02        20,505    5.93
  After Five But
     Within Ten Years                    --        --           3,944        7.06           --        --         4,822    6.54
  After Ten Years                        --        --              --          --           --        --            --      --
                                    -------     -----          -------      ------       --------   ------      --------  -----
                                        800      5.02          41,813        6.00          800      5.02        36,563    5.71

States & Political Subdivisions

  Within One Year                       200      7.57              --         --           225      8.14            --      --
  After One But
     Within Five Years                2,624      7.57              --         --         1,883      7.36            --      --
  After Five But
     Within Ten Years                 1,790      7.82             503        7.64        2,094      7.70           262    7.49
  After Ten Years                       163      7.72              --          --           --        --           249    7.57
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                      4,777      7.67             503        7.64        4,202      7.57           511    7.53

Corporate Debt Securities

  Within One Year                       --        --              640        7.82           --        --           770    7.97
  After One But
     Within Five Years                  --        --              209        7.80           --        --           518    7.43
  After Five But
     Within Ten Years                   --        --               --          --           --        --           112    7.62
  After Ten Years                       --        --               --          --           --        --            --      --
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                        --        --              849        7.82           --        --         1,400    7.74

Mortgage-Backed Securities              --        --            2,598        7.78           --        --         2,039    8.01

Equity Securities                       --        --              518        6.53           --        --           481    6.26

                                    -------     -----          -------      ------     --------    ------      --------   -----
  Total                            $  5,577      7.29 %     $  46,281        6.16 %    $ 5,002      7.16 %   $  40,994    5.92 %

                                    =======     =====          =======      =====       =======    ======      ========   =====



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Investments - continued
-----------------------

   The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio is comprised of U.S. Treasury securities, U.S. Government corporations and agencies securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 89.8% of total securities at September 30, 1996, as compared to 89.3% at September 30, 1995. The corporation does not have any issues in the investment portfolio which exceed 10% of stockholders' equity as of September 30, 1996. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

Loans
-----

   Loans increased as of September 30, 1996 as compared to September 30, 1995 as loans outstanding increased $7,748,180 or 11.2%, to $76,819,205. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $4,641,000, $2,432,000, and $453,000, respectively. Expansion of local businesses in the area contributed to the increase in commercial loans. Loan growth was funded principally through the increase in deposits. The loan to deposit ratio at September 30, 1996 was 62.4% which was higher than the 61.0% reported at September 30, 1995. Management recognizes that future earnings growth depends upon increasing the loan to deposit ratio.

   Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise twenty-one percent (21%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from September 30, 1995 to September 30, 1996 were a 3% increase in commercial loans, a 1% increase in installment loans, and a 4% decrease in real estate loans.

   The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

   Non-performing assets consist of: non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of non-performing assets is presented in Table Eight. Total non-performing loans increased $824,000, to $1,238,000 at September 30, 1996 as compared to $414,000 at September 30, 1995. Loans classified as non-accrual and renegotiated increased $134,000 to $384,000 or .5% of total loans as of September 30, 1996, as compared to $250,000 or .4% of total loans at September 30, 1995. The loans past due 90 days or more increased $736,000 to $805,000 at September 30, 1996 as compared to $69,000 at September 30, 1995.
The increase in loans past due 90 days or more is primarily due to the addition of one commercial loan. This commercial loan is 80% guaranteed by the Small Business Administration. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                      September 30,              December 31,
                                 -------------------------       ----------
                                   1996            1995           1995

Real Estate - Residential
Real estate-construction       $       199     $        --     $        16
Real estate-farmland                    13              16              15
Real estate-residential             28,167          27,910          28,697
                                 ----------      ----------      ----------
                               $    28,379     $    27,926     $    28,728
                                 ----------      ----------      ----------


     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    20,233     $    18,354     $    18,105
Commercial & industrial              9,483           6,721           8,192
                                 ----------      ----------      ----------
                               $    29,716     $    25,075     $    26,297
                                 ----------      ----------      ----------


     Installment
Installment and other
   loans to individuals        $    16,272     $    13,840     $    14,467
                                 ----------      ----------      ----------



       Others
Nonrated industrial
   development obligations     $     1,798     $     1,403     $     1,684
Direct Financing Leases                351             633             575
Other loans                            394             270             334
                                 ----------      ----------      ----------
                               $     2,543     $     2,306     $     2,593
                                 ----------      ----------      ----------


Total                               76,910          69,147          72,085
Less unearned interest                  91              76              79
                                 ----------      ----------      ----------
                               $    76,819     $    69,071     $    72,006
                                  =========       =========       =========

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 1996 and December 31, 1995 (in thousands) (Unaudited):

                                             September 30, 1996
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $    1,009     $    5,256      $    3,218
  Real Estate - construction           100             30              69
                                  ---------      ---------       ---------
     Total                      $    1,109     $    5,286      $    3,287
                                   ========       ========        ========
                                                December 31, 1995
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      642     $    4,075      $    3,475
  Real Estate - construction            --              0              16
                                  ---------      ---------       ---------
     Total                      $      642     $    4,075      $    3,491
                                   ========       ========        ========

The following table presents an analysis of fixed and variable rate loans as of September 30, 1996 and December 31, 1995 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                             September 30, 1996
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                   $      419     $    4,287      $    1,299
  Variable Rates                       690            999           1,988
                                  ---------      ---------       ---------
     Total                      $    1,109     $    5,286      $    3,287
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
                                   ========      ========         ========

---------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Eight
Risk Elements
(UNAUDITED)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows ( in thousands):

                                   September 30,       December 31,
                                 -----------------     ------------
                                  1996      1995          1995
Past Due 90 Days or More:
  Real Estate - residential    $    146  $     24    $          33
  Commercial                        586         4                -
  Installment                        73        41               60
                                 -------   -------     ------------
                               $    805  $     69    $          93
                                 -------   -------     ------------

Renegotiated:
  Real Estate - residential    $     --  $     --    $          --
  Commercial                         --        --               --
  Installment                        --        --               --
                                 -------   -------     ------------
                               $     --  $     --    $          --
                                 -------   -------     ------------

Non-accrual:
  Real Estate - residential    $     61  $     27    $          56
  Commercial                        302       204              256
  Installment                        21        19               39
                                 -------   -------     ------------
                               $    384  $    250    $         351
                                 -------   -------     ------------

Other Real Estate              $     49  $     95    $          64
                                 -------   -------     ------------

Total non-performing assets    $  1,238  $    414    $         508
                                 ======     ======      ===========

Total non-performing assets
   to total loans and
   other real estate              1.61%      0.60%            0.70%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $24,000 and $20,000 for the periods ended September 30, 1996 and 1995, respectively.

As of September 30, 1996, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

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


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Loans - continued
-----------------

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


Allowance for Possible Loan Losses
----------------------------------

   The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. Net loan charge offs were $12,000 and $(162,000) at September 30, 1996 and 1995, respectively. The net charge offs during the nine month period ended September 30, 1996 were primarily consumer loans. During 1995, the net charge offs were primarily due to a recovery received on one commercial loan in bankruptcy. The provision for loan losses increased to $16,800 during the three months ended September 30, 1996, from $3,800 during the same period of the prior year. The allowance for possible loan losses represented 1.5% and 1.7% of loans outstanding as of September 30, 1996 and September 30, 1995, respectively. The ratio of net charge-offs to average outstanding loans at September 30, 1996 was .0% compared to (.3%) for September 30, 1995. The ratio of non-accrual loans plus loans delinquent more than 90 days to total loans was 1.5% and .5% at September 30, 1996 and September 30, 1995, respectively. Net loan charge-offs were 1.0% and (14.0%) of the allowance for loan losses as of September 30, 1996 and September 30, 1995, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                            September 30,         December 31,
                                         -------------------      ------------
                                          1996       1995           1995
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,149  $     947      $      947

Loans Charged Off:
  Real Estate - residential                   --         --               1
  Commercial                                  --         11              11
  Installment                                 36         35              44
                                         --------   --------      ----------
                                              36         46              56

Recoveries:
  Real Estate - residential                   --         --              --
  Commercial                                   1        194             194
  Installment                                 23         14              15
                                         --------   --------      ----------
                                              24        208             209


Net Charge-offs                               12       (162)           (153)

Purchased Reserves                            --         --              --

Additions Charged to Operations               45         46              49
                                         --------   --------      ----------

Balance at end of period:              $   1,182  $   1,155      $    1,149
                                          =======    =======       =========

Average Loans Outstanding              $  73,071  $  64,776      $   66,058
                                          =======    =======       =========

Ratio of net charge-offs
   to Average loans
  outstanding for the period                 .02%      -.25%           -.23%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.54%      1.67%           1.60%


The additions to the allowance for loan losses are based on management's evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Ten
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1995 , and the nine month period ended September 30, 1996 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                  September 30,                                             December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1996               1995               1994                1993              1992                1991
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  215     36.9%   $  215     39.9%    $216       43.1%    $216    43.1%     $190        38.3%  $196        36.8%
Commercial          619     38.7       618     36.5      420       34.7      382    35.9       353        38.8    310        41.0
Installment         297     21.1       265     20.0      260       19.3      248    17.6       157        18.9     72        20.3
Others               20      3.3        20      3.6       20        2.9       20     3.4        20         4.0     13         1.9
Unallocated          31       --        31       --       31         --       30      --        30          --     --           -
                  ------   -----     ------   -----      ----     -----      ----  -----       ----     ------    ----     ------
Total            $1,182    100.0%   $1,149    100.0%    $947      100.0%    $896   100.0%     $750       100.0%  $591       100.0%
                  ======   =====     ======   =====      ====     =====      ====  =====       ====     ======    ====     ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                        September 30, 1996
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $  4,966            $      1,175     $  1,969            $  2,426       $ 10,536


                                        December 31, 1995
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $  1,357            $        331     $  1,210             $  1,595       $  4,493


------------------------------------------------------------------------------

Table Twelve
Return on Equity and Assets


The following financial ratios are presented: (Unaudited)

                                                    Three months ended        Nine months ended     Year Ended
                                                      September 30,             September 30,      December 31,
                                                ------------------------      -----------------     -----------
                                                   1996           1995         1996      1995          1995
                                               -----------      -------      -------   -------     -----------
Return on Assets :
     (Net income / Average Total Assets)             1.24%        1.31%        1.20%     1.16%        1.18%

Return on Equity :
     (Net income /
       Average Shareholders Equity)                 14.38%       14.78%       13.67%    13.13%       13.16%

Dividend Payout Ratio :
     (Dividend Declared Per Share /
       Net Income Per Share)                        33.93%       27.78%       35.03%    27.54%       28.42%

Equity to Asset Ratio :
     (Average Equity / Average Total Assets)         8.61%        8.89%        8.76%     8.87%        9.00%

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

   A stable core deposit base is the major source of funds for Holding Company subsidiaries. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the corporation's need for certain types of deposit growth. Total deposits were $123.2 million at September 30, 1996 as compared to $113.2 million at September 30, 1995, an increase of 8.8%. Deposit growth increased primarily in time deposits. Time deposits grew by $9.7
million or 25.3% at September 30, 1996 as compared to September 30, 1995.   As
of September 30, 1996, time deposits included a $3 million certificate of deposit with a 30 day term which contributed to the deposit growth. Special promotions offered by the subsidiary banks during the first nine months of 1996 contributed to the growth in time deposits. With interest rates increasing, depositors primarily selected deposit products with longer maturities in order to take advantage of current interest rates. As reflected in Table 3, average rates paid on interest bearing deposit accounts increased to 3.5% during the nine month period of 1996 as compared to 3.4% during the same period of the prior year. At September 30, 1996, non-interest bearing demand deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There were no changes in the deposit mix from September 30, 1995 to September 30, 1996.


Capital Resources
-----------------

   A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 9.4% in 1996 entirely from current earnings after quarterly dividends, and a decrease of 1.7% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders equity amounted to 8.7% of total assets as of September 30, 1996 as compared to 9.1% at September 30, 1995.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Capital Resources - continued
-----------------------------

   The following chart shows the regulatory capital levels for the company at September 30, 1996, September 30, 1995, and December 31, 1995:

                                            September 30,      Dec. 31
                                           --------------      -------
Ratio                       Minimum          1996    1995        1995
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            9.00     9.00        9.20

  Risk Based Capital
    Tier 1 (core)             4%           14.96    14.77       15.12
    Tier 2 (total)            8%           16.17    16.02       16.37


   Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.


Interest Rate Risk
------------------

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

   The information presented in the following Interest Rate Risk table contains assumptions and estimates used by management in determining repricing characteristics and maturity distributions. As noted in the following table, the cumulative gap at one year is approximately $(6,130,000), which indicates the corporation's interest bearing liabilities are more than earning assets at September 30, 1996. As the table presented is as of a point in time and conditions change on a daily basis, any conclusions made may not be indicative of future results.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Interest Rate Risk - continued
------------------------------

Interest Rate Risk Table  - September 30, 1996

                                    (less                          (greater     Non-
                                    than) 3   3 - 12      1 - 3    than) 3    Interest
                                    Months    Months      Years    Years      Bearing    Total
                                    -------   -------     ------   -------    -------   -------
ASSETS:
Fed Funds Sold                     $  1,636  $           $        $          $         $  1,636
Investments                           9,941     6,763     15,902   19,252                51,858
Loans                                14,793    15,965     18,699   26,968        394     76,819
Other Assets                          1,058                                   10,362     11,420
Allowance for Loan
 and Lease Losses                                                             (1,182)    (1,182)
                                   --------  --------    -------  -------    -------   --------

TOTAL ASSETS:                      $ 27,428  $ 22,728    $34,601  $46,220    $ 9,574   $140,551
                                   ========  ========    =======  =======    =======   ========


NOW                                $ 1,254   $  3,762    $ 3,962  $15,777    $         $24,755
MMDA                                 4,727                                               4,727
SAVINGS                              2,368      7,076      6,435   17,830               33,709
CD's (less than) 100,000             6,977     17,560      6,579    6,323               37,439
CD's (greater than) 100,000          4,966      3,144      1,575      851               10,536
Demand Deposits                                                               12,001    12,001
Other Liabilities                                                                642       642
Repurchase Agreements                4,452                                               4,452
Stockholders' Equity                                                          12,290    12,290
                                   --------  --------    -------  -------    -------   --------

TOTAL LIABILITIES
    AND CAPITAL:                   $24,744   $31,542     $18,551  $40,781    $24,933   $140,551
                                   =======   =======     =======  ========   =======   ========
GAP                                  2,684   (8,814)      16,050    5,439    (15,359)
GAP/ Total Assets                    1.91%   (6.27%)      11.42%    3.87%    (10.93%)
Cumulative GAP                       2,684   (6,130)       9,920   15,359          0
Cum. GAP/Total Assets                1.91%   (4.36%)       7.06%   10.93%     0.00%

The above analysis contains repricing and maturity assumptions and estimates used by management.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Liquidity
---------

       Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $46,281,258 classified as available for sale at September 30, 1996. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At September 30, 1996, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had a maximum borrowing capacity (MBC) amounting to approximately $18,780,000 and $5,570,000, respectively, from the FHLB at prevailing interest rates, subject to satisfying the additional capital stock provisions, as defined, in their respective agreements with the FHLB. As of September 30, 1996, Progressive Bank, N.A. and Progressive Bank, N.A. - Buckhannon had an available line of approximately $1,870,000 and $560,000, respectively, without purchasing any additional capital stock from the FHLB. As of September 30, 1996, there were no borrowings outstanding pursuant to these agreements.

    At September 30, 1996 and September 30, 1995, the Holding Company had out-standing loan commitments and unused lines of credit totaling $8,306,000 and $7,968,000, respectively. As of September 30, 1996, management placed a high probability for required funding within one year of approximately $6,507,000. Approximately $1,599,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART II
                               OTHER INFORMATION



Item 1            Legal Proceedings
-----------------------------------

  The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. However, there are no proceedings now pending or threatened before any court or administrative agency to which the Holding Company or its subsidiaries are a party or to which their property is subject.



Item 2            Changes in Securities
---------------------------------------

  Inapplicable


Item 3            Defaults Upon Senior Securities
-------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------


  a.  Inapplicable

  b.  Inapplicable

  c.  Inapplicable

  d.  Inapplicable



Item 5            Other Information
-----------------------------------


  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended September 30, 1996, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



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



Dated:  November 5, 1996

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.


Exhibit
Number    Description
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