Form 10-K
period 1996-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 1997-03-26
CIK 37049

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from               to              .
                                   -------------    -------------

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            ------------------------------------------------------
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

Registrant's telephone number, including area code: (304) 277-1100
                                                    ---------------

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
--------------------------           -----------------------------------------
Common Stock  $5.00 Par Value                 American Stock Exchange


Securities to be registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 12, 1997, was
$20,152,675.00.   (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 12, 1997:

Common Stock, $5.00 Par Value 806,107 shares
--------------------------------------------

The total number of pages are 122 ; Exhibit Index is located on page 27

DOCUMENTS INCORPORATED BY REFERENCE


                                            Part of Form 10-K
                                            into which Document
Documents                                   is incorporated
---------                                   ------------------------



Portions of the Annual
Report to Shareholders                      Part II, Items 5, 6, 7, and 8;
of First West Virginia                      Part III, Item 13;
Bancorp, Inc. for the                       Part IV, Item 14
year ended December 31, 1996.               ------------------------


Portions of First West                      Part III, Items 10,
Virginia Bancorp, Inc.'s                    11, 12, and 13
Proxy statement for the
1997 Annual Meeting
of Shareholders.                            ------------------------

                              FORM 10-K INDEX
                              ---------------

PART I

Item 1         Business                                                 4

Item 2         Properties                                              16

Item 3         Legal Proceedings                                       17

Item 4         Submission of Matters to a Vote of
                 Security Holders                                      17

PART II

Item 5         Market for the Registrant's Common Stock and
                 Related Stockholder Matters                           18

Item 6         Selected Financial Data                                 19

Item 7         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            19

Item 8         Financial Statements and Supplementary Data             20

Item 9         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                20

PART III

Item 10        Directors and Executive Officers of
                 Registrant                                            21

Item 11        Executive Compensation                                  22

Item 12        Security Ownership of Certain Beneficial
                 Owners and Management                                 24

Item 13        Certain Relationships and Related
                 Transactions                                          24

PART IV

Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                   25

               Signatures                                              26

               Exhibit Index                                           27

PART 1

Item 1   BUSINESS
         --------

(a)      General Development of Business
         -------------------------------

        The Registrant, First West Virginia Bancorp, Inc. ("Holding Company"), was organized as a West Virginia business corporation on July 1, 1973 at the request of the Boards of Directors of the Bank of Warwood, N.A. and Community Savings Bank, N.A. for the purpose of becoming a bank holding company, under the Bank Holding Company Act of 1956, as amended. On December 30, 1974 the shareholders of those banks voted to become constituent banks of the Holding Company, which reorganization was subsequently accomplished in accordance with regulatory procedure, and the Holding Company thus became the first bank holding company in the state of West Virginia. Those banks later merged on June 30, 1984 under the name "First West Virginia Bank, N.A."

        The registrant currently has three wholly-owned banking subsidiaries and include: Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", in Wheeling, West Virginia; Progressive Bank, N.A. - Buckhannon, formerly known as "First West Virginia Bank, N.A. - Buckhannon", in Buckhannon, West Virginia; and Progressive Bank, N.A. - Bellaire, formerly known as "Farmers and Merchants National Bank", in Bellaire, Ohio. The Common Name of "Progressive Bank, N.A." was adopted by the subsidiary banks of the Holding Company in November, 1995.

        Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke and Marshall counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. The bank operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, and a full-service Automated Teller Machine (ATM) at West Liberty State College, Ohio county, West Liberty, West Virginia. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. During December, 1994, Progressive Bank, N.A. opened a full-service supermarket bank branch office in Moundsville, West Virginia. Progressive Bank, N.A. had total assets of $100,955,895 as of December 31, 1996.

        Progressive Bank, N.A. - Buckhannon, acquired in 1986, is a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon opened a full service branch office in Weston, West Virginia in April, 1996. As of December 31, 1996, Progressive Bank, N.A. - Buckhannon had total assets of $23,555,488.

        In 1988, the Holding company acquired Progressive Bank, N.A., Bellaire, Ohio, a community bank serving the City of Bellaire and Pultney Township in the state of Ohio. Progressive Bank, N.A. - Bellaire had total assets of $19,803,679 as of December 31, 1996.

        Total Holding Company assets as of December 31, 1996, which include the assets of its operating subsidiary banks, were $144,545,710. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 806,107 shares were issued and outstanding as December 31, 1996 to 408 shareholders. Shareholders' equity at that date was $12,649,278.

(b)     General Description of Business
        --------------------------

        First West Virginia Bancorp, Inc. operates a multi-bank holding company and is dependent upon subsidiaries for cash necessary to pay expenses, and dividends to its stockholders. The Holding Company functions primarily as the holder of the capital stock of its wholly-owned subsidiary banks. The Holding company might also engage in permitted non-banking activities; a list of such activities is provided herein.

        First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 1996, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

        The subsidiary banks of the Holding company are engaged in the business of banking and provide a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to area consumers and business principals. The loan portfolio of the banks consists primarily of loans secured by real estate to consumers and businesses. The bank also engages in commercial loans and general consumer loans to individuals. The subsidiary banks offer a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts and services available include non-interest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. The customer base for deposits is primarily retail in nature.

        The majority of the bank's lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania. Approximately 70% of the bank's lending activities are around this area. The overall makeup of the region's economy continues to change from heavy industry to state-of-the-art manufacturing, information/service-based office operations, advanced technology/research and a growing tourism industry. This allows for diversification of the economy to one more balanced between goods producing firms and service producing companies. The Wheeling MSA, which encompasses a major portion of the bank's lending activities is experiencing modest growth. The United States Chamber of Commerce has projected an increase in the number of manufacturing jobs in this MSA up to the year 2000; projecting employment to increase by 26.4 percent over the same time period. In summary, the number of jobs produced in this regional economy have increased over the past few years. Unemployment is down from past years, although it still remains at a point above the national and state level. For the short term the outlook is for a modest but healthy growth to continue. Given the historical experience of economic difficulties that have prevailed in this region, unemployment and growth have been less favorable than the national averages. The region has also seen a decline in population and number of households as well as an increase in the average age of its population. As previously noted, several of these trends have begun to improve over the past several years; however, should unsatisfactory trends continue to persist, effects on the bank's loan demand, as well as the overall asset quality, could be adversely affected.

        In addition to the Upper Ohio Valley in the northern part of the state, the bank also has a presence in Upshur County, which is located in the central section of West Virginia, approximately 150 miles from the bank's major area of concentration and located in an area not a part of a Metropolitan area. Employment and population trends over the past few years have been somewhat erratic; however, overall trends in these areas have been positive. Per Capita income has historically been below both national and state levels. Service industries comprise the largest segment of employment in this region, with timber and state and local government making up the next two highest categories.
With the recent location of the fingerprinting identification operation of the Federal Bureau of Investigation, the economy of central West Virginia has taken a significant step forward. To capitalize on this business opportunity, Progressive Bank, N.A. - Buckhannon opened a full-service branch facility with a 24 hour automated teller machine (ATM) and drive thru facility in April, 1996. The positioning of this branch facility, in what is considered to be the retail hub of Lewis county is expected to enhance the deposit growth and lending opportunities of the Bank. Due to the consistency of economic trends experienced over the past several years, the risks associated with the concentration of loans in this region are considered to be normal.

        The operations of the Holding Company focus primarily on the management of its subsidiary banks. Progressive Bank, N.A. operates in and about Wheeling, Ohio County, West Virginia and Wellsburg, Brooke County, West Virginia. The Wellsburg branch office in Wellsburg, West Virginia is located approximately 12.5 miles north from Wheeling. Ohio County, West Virginia adjoins Brooke County, West Virginia. The Moundsville branch office is located in Moundsville, Marshall County, West Virginia. Marshall County, West Virginia adjoins Ohio County and is approximately 12 miles south of Wheeling, West Virginia. Progressive Bank, N.A.-Buckhannon operates in and about Buckhannon, Upshur County, West Virginia. Buckhannon is located approximately 152 miles from Wheeling. The Weston branch office of Progressive Bank, N.A. - Buckhannon, located in Weston, West Virginia, is approximately 13 miles from Buckhannon. Weston, West Virginia is approximately 139 miles from Wheeling. Progressive Bank, N.A. - Bellaire operates in and about Bellaire, Belmont County, Ohio. Bellaire is located approximately 6 miles from Wheeling.

        Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks' business are highly competitive. As of December 31, 1996 there were 6 commercial banks and 1 federally chartered savings and loan association operating in Wheeling in competition with Progressive Bank, N.A. In the Wellsburg area there was 1 commercial bank with 1 office and 1 federally chartered savings and loan competing with the
Wellsburg branch office of Progressive Bank, N.A.   In the Moundsville area
there were 2 commercial banks and 1 federally chartered savings and loan competing with the Moundsville branch office. In the Buckhannon area there were 3 commercial banks competing with Progressive Bank, N.A.-Buckhannon. There were 3 commercial banks located in the Weston area. In the Bellaire area there was 1 commercial bank and 2 federally or state chartered savings and loan associations. These entities, along with insurance companies, small loan companies, credit unions and the like compete with respect to their lending activities and also in attracting demand and time deposits, NOW accounts and money market funds. A comparison of total deposits and total assets indicates that Progressive Bank, N.A., Wheeling, ranks 5th in the Wheeling area, 3rd in the Wellsburg area, and 4th in the Moundsville area among the commercial banks and savings and loan associations. Progressive Bank, N.A. - Buckhannon ranks 4th in the Buckhannon area and 4th in Weston, and Progressive Bank, N.A. - Bellaire ranks 4th in the Bellaire area.

      The overall picture for the West Virginia economy and all banks' service area remains very optimistic. Employment and real income gains in 1996 have been strong and the unemployment rate is down. The outlook for 1997 through 1998 calls for sustained employment and real income growth in the 1.75 to 2.25 percent range. This growth is somewhat slower than that recorded during the 1995-1996 period, but well above the growth ranges of the 1980's. Management anticipates the economic projections will continue to promote steady manageable growth while sustaining normal profitable operations.

(c)     Supervision and Regulation
        --------------------------

      The Holding Company is subject to the provisions of the Federal Bank Holding Company Act of 1956, as amended, and to the supervision of the Board of Governors of the Federal Reserve System. The Bank Holding Company Act requires the Holding Company to secure the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control 5% or more of the voting shares of such bank. Similarly, a bank holding company is prohibited under the Act from engaging in, or acquiring direct or indirect control of 5% or more of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making determinations as to permitted non-banking activities, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer
benefits to the public which outweigh possible adverse effects.   As a bank
holding company, the Holding Company is required to file with the Federal Reserve Board an annual report and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board also makes examinations of the Holding Company and its non-banking subsidiaries. The Holding Company is also required to register with the Office of the Commissioner of Banking of West Virginia and file reports as requested. The Commissioner has the power to examine the Holding Company and its subsidiaries.

        The Holding Company is also deemed an "affiliate" of its subsidiary banks under the Federal Reserve Act which imposes certain restrictions on loans between the Holding Company and its subsidiary banks, investments by the subsidiaries in the stock of the Holding Company, on the taking of stock of the Holding Company by the subsidiaries as collateral for loans to any borrower, on purchases by the subsidiaries of certain assets from the Holding Company, and the payment of dividends by the subsidiaries to the Holding Company.

        The Federal Reserve Board permits bank holding companies, subject to certain limitations, to engage in certain non-banking activities that are closely related to banking or managing or controlling banks. Some permitted non-banking activities include: making or acquiring, for its own account or the account of others, loans and other extensions of credit; operating as an industrial bank, or industrial loan company, in the manner authorized by state law; servicing loans and other extensions of credit; performing or carrying on any one or more of the functions or activities that may be performed or carried on by a trust company in the manner authorized by federal or state law; acting as an investment or financial advisor; leasing real or personal property; making equity or debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and the development of low income areas; providing bookkeeping services or financially oriented data processing services for a holding company and its subsidiaries; acting as an insurance agent or a broker, to a limited extent, in relation to insurance directly related to an extension of credit; acting as an underwriter for credit life insurance which is directly related to extensions of credit by the bank holding company system; providing courier services for certain financial documents; providing management consulting advice to nonaffiliated banks; selling retail money orders having a face value of not more than $1,000.00, traveler's checks and U.S. savings bonds; performing appraisals of real estate; arranging commercial real estate equity financing under certain limited circumstances; providing securities brokerage services related to securities credit activities; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; and acting under certain circumstances, as futures commission merchant for nonaffiliated persons in the execution and clearance on major commodity exchanges of future contracts and options. The Holding Company does not engage in any non-banking activity, and it does not have a specific intention to enter into such activities in the future.

        Federal Reserve Board approval is required before the Holding Company or a non-bank subsidiary of the Holding Company may begin to engage in any permitted non-banking activity. The Federal Reserve Board is empowered to differentiate between activities which are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

        The operations of the Holding Company's subsidiary banks, being national banks, are subject to the regulations of a number of regulatory agencies including the regulations of a number of regulatory authorities including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the applicable state Departments of Banking. Representatives of the Comptroller of the Currency regulate and conduct examinations of the subsidiary banks. The subsidiary banks are required to furnish regular reports to the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary banks of a bank holding company are subject to certain restrictions imposed by the banking laws on extensions of credit to the bank holding company or other subsidiaries.

        Being a West Virginia corporation, the Holding Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act.

        The Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") was enacted in August, 1989. This legislation created a new liability as a depository institution insured by the Federal Deposit Insurance corporation, ("the FDIC"), can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.


Capital Requirements

        The Federal Reserve Board and the Office of the Comptroller of the Currency require a minimum "tier 1" capital to be at least 3% of total assets ("Leverage Ratio"). For all but the most highly rated banks, the minimum Leverage Ratio requirement will be 4% to 5% of total assets. Tier 1 capital consists of: (i) common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries; (ii) minus intangible assets (other than certain purchased mortgage and credit card servicing rights); and (iii) minus certain losses, and minus investments in certain securities of subsidiaries.

        In addition, each national bank also must maintain a "tier 1 risk-based capital ratio" of 4%. The "tier 1 risk-based capital ratio" is defined in OCC regulations as the ratio to tier 1 capital to "risk-weighted assets".
A bank's total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to an on-balance sheet credit equivalent amount;
(ii) assigning each on-balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the OCC regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

        Each national bank is also required to maintain a "total risk-based capital ratio" of at least 8%. The "total risk-based capital ratio" is defined in the OCC regulations as the ratio of total qualifying capital to risk-weighted assets (as defined before). Total capital, for purposes of the risk-based capital requirement, consists of the sum of tier 1 capital
(as defined for purposes of the Leverage Ratio) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, term subordinated debt and general valuation loan and lease loss allowances (but only in an amount of up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, term subordinated debt and intermediate-term preferred stock may only be included in supplementary capital up to 50% of tier 1 capital.

        Capital requirements higher than the generally applicable minimum requirements may be established for a particular national bank if the OCC determines that the bank's capital is or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be imposed where a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. Deficient capital may result in the suspension of an institution's deposit insurance.

        As of December 31, 1996, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.

Federal Deposit Insurance Corporation Improvement Act of 1991

        The Holding Company may also be subject to certain provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"). FDICIA requires the Federal Reserve Board of Governors to adopt certain regulations establishing safety and soundness standards for bank holding companies. Many of the provisions of the regulation became effective in December, 1993. Additional provisions will be implemented through the adoption of regulation by various federal banking agencies.

Prompt Corrective Action

        Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and Leverage Ratio of

5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk- based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulations also permit the OCC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution's examination report, after written notice.

        The degree of regulatory intervention mandated by FDICIA and the prompt corrective action regulations are tied to a national bank's capital category, with increasing scrutiny and more stringent restrictions being imposed as a bank's capital declines. The prompt corrective actions specified by FDICIA for undercapitalized banks include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital restoration plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branches and engaging in acquisitions and new lines of business) without OCC approval. Banks that are significantly undercapitalized or critically undercapitalized may be required to raise additional capital so that the bank will be adequately capitalized or be acquired by, or combined with, another bank if grounds exist for appointing a receiver. Further, the OCC may restrict such banks from (i) entering into any material transaction without prior approval of the OCC; (ii) making payments on subordinated debt; (iii) extending credit for any highly leveraged transaction; (iv) making any material change in accounting methods; (v) engaging in certain affiliate transactions; (vi) paying interest on deposits in excess of the prevailing rates of interest in the region where the institution is located; (vii) paying excess compensation or bonuses; and (viii) accepting deposits from correspondent depository
institutions.   In addition, the OCC may require that such banks;  (a) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; and
(b) divest or liquidate any subsidiary which the OCC determines poses a significant risk to the institution.

        Any company which controls a significantly undercapitalized national bank may be required to (i) divest or liquidate any affiliate other than an insured depository institution; or (ii) divest the bank if the OCC determines that divestiture would improve the bank's financial condition and future prospects. Generally a conservator or receiver must be appointed for a critically undercapitalized bank no later than 90 days after the bank becomes critically undercapitalized, subject to a limited exception for banks which are in compliance with an approved capital restoration plan and which the OCC certifies as not likely to fail. Additionally, the OCC may impose such other restrictions on a capital-deficient bank as the OCC deems necessary or appropriate for the safety and soundness of the bank, its depositors and investors, including limitations on investments and lending activities. The failure by a bank to materially comply with an approved capital plan constitutes an unsafe or unsound practice.

Holding Company Guaranty

        FDICIA and the regulations promulgated by the OCC pursuant thereto also require any company that has control of an "undercapitalized" national bank, in conjunction with the submission of a capital restoration plan by the bank, to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of: (I) 5% of the bank's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the bank into capital compliance at the time the bank fails to comply with the terms of its capital plan.

Insurance of Deposits

        The subsidiary bank's deposits are insured by the FDIC through the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution's assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid quarterly based on semiannual assessments. The FDIC promulgated regulations establishing a risk-based assessment system for each semiannual period commencing with the first semiannual payment yearly.

        Under the risk-based assessment system, each institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment rate. The capital group is determined by the institution's regulatory capital position. The supervisory subgroup assignments are based on a determination by the FDIC's Director of the Division of Supervision. Institutions may request a review of the supervisory subgroup assignment. Under this formula, well-capitalized institutions classified as Subgroup "A" (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate while undercapitalized institutions classified as Subgroup "C" (institutions which pose a substantial probability of loss to the Bank Insurance Fund (BIF) unless corrective action is taken) will pay the least favorable assessment rate.

        Effective August 8, 1995, the FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this new system, the Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule.

         During 1995, the FDIC Board of Directors reduced the assessment rates to BIF insured financial institutions. On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums paid by most BIF members as a result of achieving the designated reserve level of 1.25% of insured deposits. These assessment rates for BIF institutions were effective as of June 1, 1995, and range from .04% to .31% depending upon the assessment category into which the insured institution is placed. Under this assessment rate schedule for institutions in the BIF, the best rated institutions paid an annual rate of four cents per $100 of domestic deposits, which was down from the 23 cents per hundred in effect prior to June 1, 1995. The weakest institutions continued to pay the 31 cents per $100 of domestic deposits. On November 14, 1995, the FDIC Board of Directors again reduced the insurance premiums paid on deposits by BIF members. Assessment rates were lowered by 4% from the rates in effect at June 1, 1995, and were effective as of the first semiannual period in 1996. The new assessment rates ranged from 0% to 27%, subject to the statutory requirement that all BIF institutions pay at least $2,000 annually for FDIC insurance. Under this assessment rate schedule, the best rated institutions would pay the statutory annual minimum of $2,000, while the weakest institutions would pay an annual rate of 27 cents per $100 of domestic deposits.

        On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In connection with the elimination of the mandatory minimum assessments, the Board decided to refund the minimum assessment of $500 paid by certain BIF insured institutions for the fourth quarter of 1996. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. Prior to enactment of this law, the Savings Association Insurance Fund (SAIF) member institutions were entirely responsible for the cost of funding these interest payments. The FICO assessment will fluctuate based on a defined rate applied to deposits held in periods after the date of legislation. The FICO assessment annual rate for BIF insured institutions is approximately 1.29 basis points on BIF-assessable deposits and effective with the first semiannual period of 1997.

      Insurance on deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that a national bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, the FDIC may temporarily suspend insurance on new deposits received by a national bank that has no tangible capital and no goodwill included in core capital.


(d)     Income Taxes
        ------------

        The Holding Company and its subsidiaries are required to file annual income tax returns with the Internal Revenue Service ("IRS"). In addition, the Holding Company and its West Virginia subsidiaries file income tax returns in West Virginia. The Progressive Bank, N.A. - Bellaire, Bellaire, Ohio is required to file a separate West Virginia income tax return based on a special apportionment consisting of its income from West Virginia sources in relation to its total income sources. The West Virginia tax code provides a special allowance for exempt income arising from investments in certain governmental obligations and residential real estate loans. The exemption percentage applies to both West Virginia income tax and the business franchise tax assessed on equity. Progressive Bank, N.A. - Bellaire is required to file separate franchise returns in Ohio.

        Under the current provisions of the Internal Revenue Code, the Holding Company and its subsidiaries are required to pay their taxes based on the higher of current rates or alternative minimum tax ("AMT") rates. The alternative minimum tax computation generally includes the modification of regular taxable income by increasing such amounts for differences in depreciation methods, bad debt deductions in excess of actual experience, and tax exempt income. The AMT rate on the adjusted income is 20% with available carry-overs for the amount in excess of the regular tax. The Holding Company and its subsidiaries have not been in the AMT position since its enactment.

        Deferred tax assets and liabilities are provided for timing differences between financial accounting and tax accounting. The major component of the net deferred tax assets is the difference of the tax bad debt reserve and the book bad debt reserve. At December 31, 1996, the subsidiary banks had a book bad debt reserve of $1,160,302 and a tax bad debt reserve of $404,071.

(e)     Monetary Policies
        -----------------

        The earnings of the Holding Company are dependent upon the earnings of its wholly-owned subsidiary banks. The earnings of these subsidiary banks are affected by the policies of regulatory authorities, including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary banks and the Holding Company in the future, although the degree of such impact cannot accurately be predicted.


(f)     Employees
        ---------

        As of December 31, 1996, the Holding Company had 7 part-time employees. As of December 31, 1996, the subsidiary banks of the Holding Company had a total of 70 full-time employees and 16 part-time employees. No employees are union participants or subject to a collective bargaining agreement.


(g)     Interstate Banking
        ------------------

        The Bank Holding Company Act prohibits acquisition by the Holding Company of 5% or more of the voting shares of, or interest in, all or substantially all of the assets of any bank. Regulations in the state of West Virginia permits the reciprocal interstate branching or acquisition of banks and bank holding companies after July 1, 1997. Similarly, regulations in the state of Ohio has permitted interstate acquisitions of banks and bank holding companies since October 17, 1985. Many other states have adopted legislation which would permit interstate acquisitions by their banks and bank holding companies and which would also permit entry by West Virginia bank holding companies. Such legislation, however, contains various restrictions and conditions. Under this new legislation, interstate acquisitions will be permitted in all states on July 1, 1995. Also, branching will be permitted in all states on July 1, 1997 provided that a state doesn't opt out and restrict interstate branching within their borders prior thereto.


(h)     Securities Laws and Compliance
        ------------------------------

        As of February 13, 1995, the Holding Company's common stock was registered with the Securities and Exchange commission ("SEC") under the Securities Exchange Act of 1934, as amended ("1934 Act"). This registration will require ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements will include, but not be limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and "short-swing" profit rules imposed by section 16 of the 1934 Act. While compliance with these additional rules and regulations will add to the complexity of the Holding company operation, management of the Holding company believes that the added expense and administrative burdens will be well offset by the increased visibility, access to capital markets and other benefits which it has anticipated from this registration.

(i)     Possible Acquisition of or Affiliations With Other Banks or Bank
        ----------------------------------------------------------------
        Holding Companies
        -----------------

        The Board of Directors of the Company from time to time has had exploratory discussions with other banks and bank holding companies with which an affiliation might be desirable. While all such discussions have been quite amicable, there are presently no understandings, agreements, or letters of intent to affiliate. Undoubtedly, exploratory discussions with other banks and bank holding companies will continue from time to time. The Board of Directors of the Company remains committed to obtaining a high return on the shareholders' investment, consistent with sound and prudent banking practices, and believes that the acquisition of or affiliation with selected banks, bank holding companies and permitted non-banking activities is a desirable means to accomplish that objective. The Company has authorized but unissued shares of stock which might be issued from time to time to raise additional capital or for other bank affiliations or other corporate purposes.

      The Board of Directors of the Holding Company prefers to remain autonomous and presently has no plans to merge the Holding Company into a larger bank holding company or to encourage an acquisition by a larger bank holding company.

(g)     Statistical Information
        --------------------------

        The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1996, and such pages are incorporated herein by reference.

1.      Distribution of Assets, Liabilities
        and Stockholders' equity; Interest Rates and Interest Differential

        a.      Average Balance Sheets                                 5

        b.      Analysis of Net Interest Earnings                      5

        c.      Rate Volume Analysis of Changes in
                Interest Income and Expense                            6

2.      Investment Portfolio

        a.      Book Value of Investments                             10

        b.      Maturity Schedule of Investments                      11

        c.      Securities of Issuers Exceeding 10%
                of Stockholders' Equity                               12

3.      Loan Portfolio

        a.      Types of Loans                                        13

        b.      Maturities and Sensitivity to Changes in
                Interest Rates                                        14

        c.      Risk Elements
                 16

        d.      Other Interest Bearing Assets                        N/A

4.      Summary of Loan Loss Experience                       17, 18 ,19

5.      Deposits

        a.      Breakdown of Deposits by Categories,
                Average Balance and Average Rate Paid                  5

        b.      Maturity Schedule of Time Certificates of
                Deposit and Other Time Deposits of
                $100,000 or more                                      20

6.      Return on Equity and Assets                                   20

7.      Short-Term Borrowings                                     21, 41

Item 2  Properties
        ----------

        The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 1996 as described below.

        Progressive Bank, N.A. presently owns the land and building at 1701 Warwood Avenue, Wheeling, West Virginia where the bank's Warwood offices are located. The two-story building has been totally renovated and has approximately 15,500 square feet in total area. The office has three drive-in facilities adjacent to the rear of the building and customer parking to the north side of the building. A lot on North Seventeenth Street, southwest of the building, is used for employee parking. A two-story home located at 1709 Warwood Avenue was purchased in 1985 for the purpose of providing rental income and employee parking space. That property is currently used as office space and is rented to a law firm under a month-to-month lease. Progressive Bank, N.A. also owns a lot adjacent to the bank for future expansion.

        Progressive Bank, N.A. also owns the building and approximately 50% of the land at 875 National Road, Wheeling, West Virginia at which the Woodsdale branch is located. The Woodsdale branch has expanded its one-story building to a total of approximately 6,050 square feet in area in 1994. This expansion was accomplished by the purchase of approximately 6,600 square feet of land located immediately west of the existing bank office property in 1993. The office has four drive-in facilities at the rear of the building and one drive-in automatic teller machine in the front of the building. The remaining portion of the land is leased to the bank until 2003 with 2 ten-year options to renew.

        Progressive Bank, N.A. also owns the Wellsburg branch office located at 744 Charles Street, Wellsburg, West Virginia. This office is a 3 story building with over 8,400 square feet of total area. This office includes an on-premises drive-in facility.

        Progressive Bank, N.A. has a license agreement to operate the Moundsville supermarket branch office located at 1306 Lafayette Avenue, Moundsville, West Virginia. The license is for a five year term commencing December 1, 1994, with two five year options to renew.

        Progressive Bank, N.A. - Bellaire owns the building and land located at 426 34th Street, Bellaire, Ohio, including its drive-in facilities at the rear of the building. The bank office is housed in a one-story building, which includes office space in its basement for a total of 4,500 square feet of office area. That bank also leases a lot adjacent to the parking lot from the Holding Company.

        The Holding Company also owns property located at 868 National Road, Wheeling, West Virginia. The Holding Company acquired this property for purposes of future expansion. The property is currently subject to a commercial lease.

        Progressive Bank, N.A. - Buckhannon purchased one of two parcels of land and the building occupied by its full-service banking facility in Buckhannon, West Virginia on January 14, 1988. The remaining parcel of land is currently being leased, but the Holding Company has an option to buy the property if it chooses to do so. The Buckhannon office is a one story building with approximately 1,760 square feet of office area. The office has
3 drive-in facilities located at the rear of the building.   On November 14,
1995, Progressive Bank, N.A. - Buckhannon entered into a lease agreement for the land and building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of five years commencing March 1, 1996, with three successive five year options to renew.

        The Holding Company does not have any encumbrances or capital leases on its personal property.

Item 3  Legal Proceedings
        -----------------

        The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. However, there are no proceedings now pending or threatened before any court or administrative agency to which the Holding Company or its subsidiaries are a party or to which their property is subject.


Item 4  Submission of Matters to Vote of Security Holders
        -------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II


Item 5  Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------

        As of December 31, 1996, the Holding Company had 408 shareholders of record who collectively held 806,107 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

        On February 13, 1995, the Holding Company's common stock was filed and became effective under section 12(g) of the Securities and Exchange Act of 1934. On February 21, 1995, the Holding Company was approved for listing its securities on the American Stock Exchange's Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Holding Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities and Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Holding Company was approved for listing its securities on the American Stock Exchange primary list and began trading under the symbol FWV on June 20, 1995.

        Prior to March 8, 1995, the stock of the Holding Company was not listed on any exchange, nor were there recognized markets for its stock. However, local stock brokerage firms in Wheeling, West Virginia, attempted to make a market in the stock of the Holding Company and other local banks and bank holding companies by offering to purchase the stock as principal and then reselling that stock at a slightly higher price to known shareholders or other interested parties. Bid and ask prices were occasionally quoted in local newspapers; however, the market-making efforts of these firms would not constitute a listing on any securities exchange, nor were there sufficient trades to indicate the existence of a regular public trading market.

        The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange for each full quarterly period since the Company's common stock was listed with the American Stock Exchange.



       Period                                Stock Prices
    -------------                           ---------------
                                    Low                        High
                                  --------                   --------
        1996
    -------------
     4th Quarter                  $  24.25                   $   25.25
     3rd Quarter                  $  21.38                   $   22.00
     2nd Quarter                  $  21.00                   $   22.00
     1st Quarter                  $  21.00                   $   21.88

        1995
    -------------
     4th Quarter                  $  21.00                   $   22.00
     3rd Quarter                  $  18.00                   $   21.75
     2nd Quarter                  $  15.13                   $   18.25


Dividends

      The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 1996 were $.71 per share and $.51 per share for 1995.

      The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 1996 and 1995. The values stated have been adjusted for the four percent stock dividend to stockholders of record on December 2, 1996; the two percent common stock dividend to stockholders of record as of December 1, 1995, and the two-for-one stock split effective April 15, 1994.

                      DIVIDEND HISTORY OF HOLDING COMPANY
                      -----------------------------------
                                  (per share)
                                                               Ratio-
                                                            Dividends to
                  Dividend           Net Income              Net Income
                 ----------         ------------            ------------

1996                  .71                 2.04                  34.8%
1995                  .51                 1.82                  28.0%
1994                  .56                 1.60                  35.0%

      The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary banks and their financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company's ability to pay dividends or maintain its present level of earnings. See Note 16 to the audited Consolidated Financial Statements for a discussion on subsidiary dividends.

      The common stock of the Holding Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Holding Company stock at the present time, nor are any such rights proposed to be issued.


Item 6  Selected Financial Data
        -----------------------

        Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1996, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7  Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ----------------------

        Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 24 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1996, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8  Financial Statements and Supplementary Data
        -------------------------------------------

        The report of independent auditors and consolidated financial statements, included on pages 27 through 49 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1996, included in this report as Exhibit 13.1, are incorporated herein by reference. Selected quarterly financial data included on page 25 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1996, included in this report as Exhibit 13.1, is incorporated herein by reference.


Item 9  Changes In and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

        Not Applicable

PART III

Item 10 Directors and Executive Officers of Registrant
        ----------------------------------------------

(a)     Directors of the Registrant
        ---------------------------

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.'s 1997 Proxy Statement dated March 12, 1997 for Annual Meeting of Stockholders to be held April 8, 1997, included in this report as Exhibit 99, is incorporated herein by reference.


(b)     Executive Officers of the Registrant
        ------------------------------------

        The following table sets forth selected information about the principal officers of the Holding Company.

                                 TABLE

Name                Age    All Positions with Holding Company and Subsidiaries
------------------------------------------------------------------------------
George F. Beneke     83    Chairman of the Board of the Holding Company since
                           1979; Director of the Holding Company since 1973;
                           Director of Progressive Bank, N.A. since 1958;
                           Director of Progressive Bank, N.A.-Bellaire since
                           1988
------------------------------------------------------------------------------
Ronald L. Solomon     57   President and Chief Executive Officer of the
                           Holding Company since 1978; Vice Chairman of the
                           Board of Progressive Bank, N.A. since 1985; Chief
                           Executive Officer and Director of Progressive Bank,
                           N.A. since 1978; Vice Chairman of the Board and
                           Director of Progressive Bank, N.A.
                           - Buckhannon since 1986; Director of Progressive
                            Bank, N.A.
                           - Bellaire since 1988
------------------------------------------------------------------------------
Laura G. Inman        54   Vice Chairman of the Board of the Holding Company
                           since 1995; Senior Vice President of the Holding
                           Company 1993-1995; Senior Vice President of
                           Progressive Bank, N.A. since 1993; Director of the
                           Holding Company and Director of Progressive Bank,
                           N.A. since 1993.
------------------------------------------------------------------------------
Charles K. Graham     51   Executive Vice President of the Holding Company
                           since 1986; Vice President of the Holding Company
                           1979-1986; President of Progressive Bank, N.A.
                           since 1985; Executive Vice President of Progressive
                           Bank, N.A. 1979-1985; and Director of Progressive
                           Bank, N.A.- Buckhannon since 1986
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Beverly A. Barker    43    Senior Vice President and Treasurer of the Holding
                           Company since 1995; Senior Vice President,
                           Secretary and Treasurer of the Holding Company
                           1993-1995; Vice President, Secretary / Treasurer of
                           the Holding Company 1990-1993; Executive Vice
                           President, Cashier of Progressive Bank, N.A. since
                           1995; Vice President, Cashier and Secretary of
                           Progressive Bank, N.A. 1990-1995
------------------------------------------------------------------------------
Francie P. Reppy     36    Controller of the Holding Company since 1992;
                           Controller of Progressive Bank, N.A. since 1992
------------------------------------------------------------------------------
Connie R. Tenney     41    Vice President of the Holding Company since 1996;
                           President, Chief Executive Officer, Cashier and
                           Secretary of Progressive Bank, N.A.- Buckhannon
                           since 1995; Director of Progressive Bank, N.A.
                           - Buckhannon since 1990; Executive Vice President,
                           Cashier and Secretary of Progressive Bank, N.A.-
                           Buckhannon 1990-1995; Cashier and Secretary
                           1986-1990
------------------------------------------------------------------------------
David E. Yaeger      41    Vice President of the Holding Company since 1996;
                           President and Chief Executive Officer of
                           Progressive Bank, N.A.- Bellaire since 1994
------------------------------------------------------------------------------

       With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

       With the exception of Laura G. Inman, who has been employed by the Holding Company since January, 1993, Francie P. Reppy, who has been employed by the Holding Company since February, 1992, and David E. Yaeger, who has been employed by the Holding Company since October, 1994, each of the executive officers of the Holding Company has been employed as an officer or employee of the Holding Company for more than 5 years. Laura G. Inman served as chairman and president of Wellsburg Banking and Trust company of Wellsburg, West Virginia from 1969, until that bank's merger into Progressive Bank, N.A. in 1993. Francie P. Reppy was previously employed by WesBanco Bank Wheeling and held several positions within the Internal Audit Department from 1987 until 1992. David E. Yaeger was previously employed by Norwest Bank Minnesota, N.A. from 1981 until 1994 and held several positions including Assistant Vice President of Commercial Lending.

Item 11 Executive Compensation
        ----------------------


                                                EXECUTIVE COMPENSATION
                                                ----------------------

NAME OF              CAPACITIES IN WHICH                                                CASH COMPENSATION
INDIVIDUAL           SERVED
OF MEMBER IN                                             YEAR        SALARIES        BONUS         PROFIT      OTHER ANNUAL
GROUP                                                                                              SHARING     COMPENSATION
---------------------------------------------------------------------------------------------------------------------------

Ronald L. Solomon    President and Chief Executive       1996      $ 99,996.00    $ 62,762.00    $15,769.50    $ 8,939.25(1)n
                     Officer of the Company; Vice
                     Chairman of Board of Directors &    1995      $ 99,492.00    $ 50,653.00    $14,680.30    $ 7,097.52(1)
                     CEO of Progressive Bank, N.A.;
                     and Vice Chairman of Progressive    1994      $ 97,500.00    $ 43,127.00    $12,875.52    $ 7,161.48(1)
                     Bank, N.A. - Buckhannon

---------------------------------------------------------------------------------------------------------------------------

Charles K. Graham    Executive Vice President of the     1996      $ 69,996.00    $ 43,884.00    $10,804.12    $ 6,214.96(2)
                     Company; President of Progressive
                     Bank, N.A.; Director of             1995      $ 68,100.00    $ 34,629.00    $ 9,849.53    $ 4,127.52(2)
                     Progressive Bank N.A. -
                     Buckhannon                          1994      $ 66,408.00    $ 29,363.00    $ 8,563.07    $ 4,041.48(2)

---------------------------------------------------------------------------------------------------------------------------

All Executive                --                          1996      $404,568.00    $165,600.00    $55,367.18    $26,314.54
Officers                                                           ===========    ===========    ==========    ==========
as a Group (7)
                             --                          1995      $403,476.00    $143,300.00    $47,144.80    $22,372.31
                                                                   ===========    ===========    ==========    ==========

                             --                          1994      $355,458.00    $118,200.00    $40,486.29    $17,793.27
                                                                   ===========    ===========    ==========    ==========


NOTE:  (1) This amount includes the value of Mr. Solomon's membership to the
           Wheeling Country Club and Fort Henry Club.

       (2) This amount includes the value of Mr. Graham's membership to the Wheeling Country Club.

        The additional information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.'s 1997 Proxy Statement dated March 12, 1997 for Annual Meeting of Stockholders to be held April 8, 1997, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management
        -------------------------------------------------------------

        The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1997 Proxy Statement dated March 12, 1997 for Annual Meeting of Stockholders held April 8, 1997, included in this report as
Exhibit 99, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions
        ----------------------------------------------

        The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1997 Proxy Statement dated March 12, 1997 for Annual Meeting of Stockholders held April 8, 1997, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 43 of the Annual Report to Shareholders for the year ended December 31, 1996, included in this report as
Exhibit 13.1, and incorporated herein by reference.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8
        ------------------------------------------------------------

(a)     Financial Statements Filed; Financial Statement Schedules
        ---------------------------------------------------------

        The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                                  Exhibit 13.1
                                                                   Page Number

Report of Certified Public Accountant.......................................27

Consolidated Balance Sheet (December 31, 1996 and December 31, 1995)........28

Consolidated Statements of Income (Years ended December 31, 1996,
1995 and 1994)..............................................................29

Consolidated Statements of Changes in Stockholders' Equity
(Years ended December 31, 1996, 1995 and 1994)..............................30

Consolidated Statements of Cash Flows (Years ended December 31, 1996,
1995 and 1994)..............................................................31

Notes to Consolidated Financial Statements
(Years ended December 31, 1996, 1995 and 1994).........................32 - 49


(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the fourth quarter of 1996.

(c)     Exhibits
        --------

        The exhibits listed in the Exhibit Index on page 27 of this FORM 10-K are filed herewith or incorporated by reference.

page 25
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              First West Virginia Bancorp, Inc.
                              ---------------------------------
                                        (Registrant)

                         By:  /s/
                              ---------------------------------
                              Ronald L. Solomon
                              President and Chief Executive Officer/Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                 Title                            Date
       ----------                 -----                            ----


/s/                         President, Chief Executive          March 12, 1997
-------------------------   Officer and Director
   Ronald L. Solomon

/s/                         Controller                          March 12, 1997
-------------------------
   Francie P. Reppy

/s/                         Director                            March 12, 1997
-------------------------
   George F. Beneke

/s/                         Director                            March 12, 1997
-------------------------
   Sylvan J. Dlesk

/s/                         Director                            March 12, 1997
-------------------------
   Thomas A. Noice

/s/                         Director                            March 12, 1997
-------------------------
   Laura G. Inman

/s/                         Director                            March 12, 1997
-------------------------
   James C. Inman, Jr.

/s/                         Director                            March 12, 1997
-------------------------
   R. Clark Morton

/s/                         Director                            March 12, 1997
-------------------------
   Karl W. Neumann

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
3.1 Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated January 2, 1997 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated January 2, 1997 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

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

10.7      Lease dated November 14, 1995 between Progressive Bank, N.A.
          - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

11.1      Statement regarding computation of per share earnings.
          Filed herewith and incorporated herein by reference.

12.1      Statement regarding computation of ratios.
          Filed herewith and incorporated herein by reference.

13.1 Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2      Management's Report on Financial Statements
          Filed herewith and incorporated herein by reference.

22.1      Subsidiaries of the Holding Company.
          Filed herewith and incorporated herein by reference.

24        Consent of S.R. Snodgrass, A.C.
          Filed herewith and incorporated herein by reference.

27        Financial Data Schedule

99        Proxy statement for the Annual Shareholders meeting to be held
          April 8, 1997
          Filed herewith and incorporated herein by reference.