Form 10-Q
period 1997-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 1997-05-15
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    EXCHANGE ACT of 1934

    For the Quarterly Period Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer's common stock as of May 5, 1997:

Common Stock, $5.00 Par Value, shares outstanding      806,107 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                                                            March 31,        December 31,       March 31,
                                                              1997               1996             1996
                                                         --------------    --------------    --------------



              ASSETS

Cash and Due From Banks                                  $    4,820,609    $    4,589,502    $    4,196,356
Due From Banks - interest bearing                             1,552,903            81,558         3,046,932
                                                         --------------    --------------    --------------
     Total cash and cash equivalents                          6,373,512         4,671,060         7,243,288
Federal Funds Sold                                            6,405,000         5,461,000         5,032,000
Investment Securities
   Available for Sale (at market value)                      45,807,114        44,875,887        41,874,527
   Held to Maturity  -  Market value of
   $6,390,130 at March 31, 1997;
   $5,587,466 at December 31, 1996;
   and $ 4,966,206 at March 31, 1996                          6,399,647         5,564,302         4,949,270
Loans, net of unearned income                                81,032,143        80,416,680        71,273,418
Less allowance for possible loan losses                      (1,169,918)       (1,160,302)       (1,170,199)
                                                         --------------    --------------    --------------
                Net loans                                    79,862,225        79,256,378        70,103,219
Premises and equipment, net                                   3,213,726         3,249,425         3,242,761
Accrued income receivable                                     1,215,820           948,026         1,078,236
Other assets                                                    829,749           511,536           639,259
Intangible assets                                                 7,084             8,096            30,487
                                                         --------------    --------------    --------------
               Total assets                              $  150,113,877    $  144,545,710    $  134,193,047
                                                         ==============    ==============    ==============


           LIABILITIES

Noninterest bearing deposits:

     Demand                                              $   13,102,522   $    12,359,041   $    11,121,891
Interest bearing deposits:
     Demand                                                  25,758,795        23,560,313        24,429,075
     Savings                                                 38,631,124        38,219,101        40,816,061
     Time                                                    53,255,460        51,132,614        43,912,321
                                                         --------------    --------------    --------------
               Total deposits                               130,747,901       125,271,069       120,279,348
                                                         --------------    --------------    --------------
Repurchase agreements                                         5,756,675         5,930,691         1,503,137
Accrued interest on deposits                                    364,933           385,289           294,227
Other liabilities                                               552,257           309,383           362,412
                                                         --------------    --------------    --------------
               Total liabilities                            137,421,766       131,896,432       122,439,124
                                                         --------------    --------------    --------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
  $5 par value 806,107 shares issued at
  March 31, 1997 and  December 31, 1996 and
  775,268 shares issued at March 31, 1996                     4,030,535         4,030,535         3,876,340
Surplus                                                       3,764,000         3,764,000         3,166,340
Retained Earnings                                             5,250,689         4,935,303         4,863,614
Net Unrealized Loss on securities available for sale           (353,113)          (80,560)         (152,371)
                                                         --------------    --------------    --------------
          Total stockholders' equity                         12,692,111        12,649,278        11,753,923
                                                         --------------    --------------    --------------
            Total liabilities and stockholders' equity   $  150,113,877    $  144,545,710    $  134,193,047
                                                         ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                            March 31,
                                                      1997           1996
                                                   ----------      ----------
                                                           (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                         $1,771,968      $1,614,850
   Tax-exempt                                          24,319          26,001
Investment Securities:
   Taxable                                            701,399         593,826
   Tax-exempt                                          70,715          59,343
Dividends                                               5,174           5,186
Other interest income                                  18,215          10,109
Interest on Federal Funds Sold                        106,549          63,062
                                                   ----------      ----------
       Total interest income                        2,698,339       2,372,377

INTEREST EXPENSE
Deposits                                            1,035,731         910,087
Other borrowings                                       52,238           5,925
                                                   ----------      ----------
       Total interest expense                       1,087,969         916,012
                                                   ----------      ----------
       Net interest income                          1,610,370       1,456,365
PROVISION FOR POSSIBLE LOAN LOSSES                     25,500          14,400
                                                   ----------      ----------
       Net interest income after provision
       for possible loan losses                     1,584,870       1,441,965

NONINTEREST INCOME
Service charges and other fees                         91,324          81,306
Securities gains (losses)                                  --          (1,050)
Other operating income                                 76,710          51,315
                                                   ----------      ----------
       Total noninterest income                       168,034         131,571

NONINTEREST EXPENSE
Salary and employee benefits                          578,056         523,381
Net occupancy expense of premises                      82,893          82,551
Other operating expenses                              377,866         406,965
                                                   ----------      ----------
       Total noninterest expense                    1,038,815       1,012,897
                                                   ----------      ----------

       Income before income taxes                     714,089         560,639
                                                   ----------      ----------
INCOME TAXES                                          237,482         186,278
                                                   ----------      ----------
       Net income                                  $  476,607      $  374,361
                                                   ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                   806,107         806,107
                                                   ==========      ==========
NET INCOME PER COMMON SHARE                        $     0.59      $     0.47
                                                   ==========      ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                         Net Unrealized
                                                                                         Gain (Loss) on
                                                                                           Securities
                                          Common                           Retained         Available
                                           Stock           Surplus         Earnings         for Sale            Total
                                        ------------    ------------      ------------    --------------    -----------------
Balance, December 31, 1996              $  4,030,535     $  3,764,000     $  4,935,303     $   (80,560)     $  12,649,278
Net income for the three months
   ended March 31, 1997                           --               --          476,607              --            476,607
Cash dividend
   ($ .20 per share)                              --               --         (161,221)             --           (161,221)
Change in fair value of securities
    available for sale,
    net of deferred tax                           --               --               --        (272,553)          (272,553)
                                         -----------      -----------      -----------      ----------       ------------
Balance, March 31, 1997 (Unaudited)      $ 4,030,535      $ 3,764,000      $ 5,250,689      $ (353,113)      $ 12,692,111
                                         ===========      ===========      ===========      ==========       ============




Balance, December 31, 1995               $ 3,876,340      $ 3,166,340      $ 4,621,049      $   45,478       $ 11,709,207
Net income for the three months
   ended March 31, 1996                           --               --          374,361              --            374,361
Cash dividend
   ($ .16 per share)                              --               --         (131,796)             --           (131,796)
Change in fair value of securities
    available for sale,
    net of deferred tax                           --               --               --        (197,849)          (197,849)
                                         -----------      -----------      -----------      ----------       ------------
Balance, March 31, 1996 (Unaudited)      $ 3,876,340      $ 3,166,340      $ 4,863,614      $ (152,371)      $ 11,753,923
                                         ===========      ===========      ===========      ===========      ============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                                                       Three Months Ended March 31,
                                                                               1997                                1996
                                                                        -----------------                     ---------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net Income                                                              $        476,607                      $        374,361
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                      25,500                                14,400
   Depreciation and amortization                                                  91,668                                96,648
   Amortization of investment securities, net                                    (13,793)                                4,134
   Investment security losses (gains)                                                                                    1,050
   Decrease (increase) in interest receivable                                   (267,794)                             (154,113)
   Increase (decrease) in interest payable                                       (20,356)                              (20,380)
     Other, net                                                                   80,823                                41,878
                                                                       -----------------                       ---------------
        Net cash provided by operating activities                                372,655                               357,978
                                                                       -----------------                       ---------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                   (944,000)                           (2,754,000)
Net (increase) decrease in loans, net of charge offs                            (636,251)                              726,591
Proceeds from sales of securities available for sale                                                                   499,800
Proceeds from maturities of securities available for sale                      3,500,000                             4,100,000
Proceeds from maturities of securities held to maturity                          100,000                                50,000
Principal collected on mortgage-backed securities                                146,028                                94,721
Purchases of securities available for sale                                    (4,990,119)                           (5,887,528)
Purchases of securities held to maturity                                        (937,404)
Recoveries on loans previously charged-off                                         4,904                                13,374
Purchases of premises and equipment                                              (54,957)                             (225,823)
                                                                       -----------------                       ---------------
       Net cash used by investing activities                                  (3,811,799)                           (3,382,865)
                                                                       -----------------                       ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            5,476,833                             5,384,194
Dividends paid                                                                  (161,221)                             (131,796)
Increase (decrease) in short term borrowings                                    (174,016)                              753,913
                                                                       -----------------                       ---------------
       Net cash provided by financing activities                       $       5,141,596                       $     6,006,311
                                                                       -----------------                       ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             1,702,452                             2,981,424
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                         4,671,060                             4,261,864
                                                                       -----------------                       ---------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                     $       6,373,512                       $     7,243,288
                                                                       =================                       ===============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 AND 1996



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1996, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Effective January 1, 1995, Statement of Financial Accounting Standards No. 114, "Accounting by creditors for Impairment of a Loan", as amended by Statement No. 118, was adopted by the Corporation. This Statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market price or the fair value of the collateral, if known. At March 31, 1997, the corporation did not have any impaired loans which met the criteria of Statement No. 114.

4. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

          First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has three wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia; Progressive Bank, N.A.- Buckhannon which operates in Buckhannon and Weston, West Virginia; and Progressive Bank, N.A. - Bellaire in Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1996 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $476,607 for the three months ended March 31, 1997 as compared to $374,361 for the same period during 1996. The increase in earnings during 1997 over 1996 can be primarily attributed to increased net interest income and noninterest income offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.59 in 1997, a increase of 25.5% over the $.47 earned in 1996.

          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. For the three month period ended March 31, 1997, the ROA was 1.31%, up from 1.16% during the same period in 1996. Return on average equity (ROE) measures the return on the stockholders' investment. The ROE was 14.99% for the three months ended March 31, 1997 and 12.69% at March 31, 1996.

          Net interest income increased $154,005 during the first quarter of 1997. Increases in the average volume of loans and the average rates earned on investments, offset by an increase in the average volume of time deposits primarily contributed to the increased net interest income. The fully taxable equivalent net interest margin decreased to 4.83% during the first quarter of 1997 as compared to 4.96% for the same period in the prior year.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                                             First West Virginia Bancorp, Inc.

                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ----------------------            ----------------------------------------------
                                        1997         1996                 1996       1995         1994         1993
                                     ---------     --------            --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $   2,698     $  2,372            $ 10,067    $   8,937    $   7,783    $  8,054
   Total interest expense                1,088          916               3,925        3,421        2,868       3,319
   Net interest income                   1,610        1,456               6,142        5,516        4,915       4,735
   Provision for loan losses                25           14                  71           50           77         116
   Total other income                      168          132                 550          720          725         666
   Total other expenses                  1,039        1,013               4,164        3,988        3,641       3,528
   Income before income taxes              714          561               2,457        2,198        1,922       1,757
   Net income                              477          374               1,644        1,470        1,288       1,193

PER SHARE DATA (1)
   Net income                        $     .59     $    .47            $   2.04    $    1.82    $    1.60        1.48
   Cash dividends declared (2)             .20          .16                 .71          .51          .56         .51
   Book value per share                  15.74        14.58               15.69        14.53        12.86       12.10

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  79,828     $ 71,565            $ 74,469    $  66,058    $  56,991    $ 56,264
   Investment securities                51,073       45,701              48,557       46,020       50,282      47,755
   Deposits - Interest Bearing         115,606      105,184             112,768      100,488       95,980      94,852
   Long-term debt                           --           --                  --           --           44         754
   Stockholders' equity                 12,902       11,855              12,186       11,170       10,253       9,252
   Total Assets                        148,235      130,070             137,810      124,145      117,996     115,765

BALANCE SHEET
   Investments                       $  52,207     $ 46,824            $ 50,440   $   45,996    $  45,551  $   50,099
   Loans                                81,032       71,273              80,417       72,006       61,667      55,838
   Other Assets                         16,875       16,096              13,689        9,953        9,445      10,303
                                     ---------      -------             -------    ---------     ---------     -------
      Total Assets                   $ 150,114     $134,193            $144,546   $  127,955    $ 116,663  $  116,240
                                     =========      =======             =======    =========     ========     =======
   Deposits                          $ 130,748     $120,279            $125,271   $  114,895    $ 105,730  $  105,791
   Repurchase Agreements                 5,757        1,503               5,931          749          105          --
   Other Liabilities                       917          657                 695          602          460         694
   Shareholders' Equity                 12,692       11,754              12,649       11,709       10,368       9,755
                                      --------      -------             -------    ---------     --------     -------
      Total Liabilities and
      Shareholders' Equity           $ 150,114     $134,193            $144,546   $  127,955    $ 116,663  $  116,240
                                      ========      =======             =======    =========     ========    ========
SELECTED RATIOS
   Return on average assets              1.31%        1.16%               1.19%        1.18%        1.09%       1.03%
   Return on average equity             14.99%       12.69%              13.49%       13.16%       12.56%      12.89%
   Average equity to average assets      8.70%        9.11%               8.84%        9.00%        8.69%       7.99%
   Dividend payout ratio (1) (2)        33.90%       34.04%              34.80%       28.02%       35.00%      34.46%
   Loan to Deposit ratio                61.98%       59.26%              64.19%       62.67%       58.32%      52.78%


(1) Adjusted for a 4% percent common stock dividend to stockholders of record as of December 2, 1996, a 2% common stock dividend to stockholders of record as of December 1, 1995 and the two-for-one stock split effective April 15, 1994.

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

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income
-------------------

          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities.
Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three month periods ended March 31, 1997 and 1996.

          The net interest margin for the first quarter of 1997 was 4.83%, a decrease over the 4.90% earned at December 31, 1996 and the 4.96% earned at
March 31, 1996.   Net interest income increased $154,005 or 10.6%, during the
3 month period ended March 31, 1997 as compared to 1996. The increase in net interest income resulted primarily from the increased average loan volume and the average rates earned on investments, offset by an increase in the average
volume of time deposits.   Interest and fees on loans increased $155,436 or
9.5% during the three month period ended March 31, 1997 as compared to the same period in 1996 due to the increased loan growth. Average rates paid on interest bearing liabilities increased from 3.5% in 1996 to 3.6% in 1997. Interest expense increased $171,957 or 18.8% as compared to the same period in 1996 primarily due to the increase in the average volume of time deposits.


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

          For the quarter ended March 31, 1997, the provision for possible loan losses was $25,500 compared to $14,400 at March 31, 1996. Net charge offs were approximately $15,000 and $(7,000) for the three month periods ended
March 31, 1997 and 1996, respectively. Total non-performing loans, comprised of past due 90 days or more, renegotiated loans, non-accrual loans, and other real estate owned were $582,000 at March 31, 1997 and $503,000 at March 31, 1996. The increased loan growth combined with the increase in non-performing assets has prompted the increase in the provision for loan losses during this period.

Non-Interest Income
-------------------

          Service charges represent the major component of non-interest
income.   These charges are earned from assessments made on checking and savings accounts. Service charges increased $10,018 or 12.3%, during the three months ended March 31, 1997 as compared to the same period of the prior year.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 1997 and March 31, 1996 and the year ended December 31, 1996. Average balance sheet information as of March 31, 1997 and March 31, 1996 and the year ended December 31, 1996 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 1997 and 1996.


                                             For the Three                                              For the Three
                                              Months ended                                               Months ended
                                             March 31, 1997              December 31, 1996              March 31, 1996
                                     ---------------------------  ---------------------------   ----------------------------
                                     Average             Average  Average             Average   Average              Average
                                     Volume    Interest   Rate    Volume    Interest   Rate     Volume    Interest    Rate
                                     --------  --------  -------  --------  --------  -------   --------  --------   -------
                                                                    (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies               $ 44,245  $    689    6.32%  $ 42,203  $  2,501    5.93%   $ 39,268  $    568     5.82%
 Obligations of states and
   political subdivisions               5,664        71    5.08%     4,869       247    5.07%      4,657        59     5.10%
 Other securities                       1,164        18    6.27%     1,485       101    6.80%      1,776        31     7.02%
 Interest bearing deposits              1,414        18    5.16%     1,556        81    5.21%        629        10     6.39%
Federal funds sold                      8,224       106    5.23%     5,590       295    5.28%      4,813        63     5.26%
Loans, net of unearned income          79,828     1,796    9.12%    74,469     6,842    9.19%     71,565     1,641     9.22%
                                     --------  --------  -------  --------  --------  -------    -------   -------   -------
 Total interest earning assets        140,539     2,698    7.79%   130,172    10,067    7.73%    122,708     2,372     7.77%

Cash and due from banks                 4,031                        4,000                         3,806
Bank premises and equipment             3,241                        3,313                         3,188
Other assets                            1,592                        1,496                         1,531
Allowance for possible loan losses     (1,168)                      (1,171)                       (1,163)
                                     --------                     --------                      --------
 Total Assets                        $148,235                     $137,810                      $130,070
                                     ========                     ========                      ========

LIABILITIES
Certificates of deposit              $ 52,448  $    672    5.20%  $ 45,579  $  2,286    5.02%   $ 40,834   $   516     5.08%
Savings deposits                       38,035       233    2.48%    39,594       997    2.52%     41,232       266     2.59%
Interest bearing demand deposits       25,123       131    2.11%    23,880       515    2.16%     23,118       128     2.23%
Federal funds purchased and
   Repurchase agreements                6,159        52    3.42%     3,715       127    3.42%        765         6     3.15%
Long-term debt                             --        --      --         --        --      --          --        --       --
                                     --------  --------  -------  --------  --------  -------   --------  --------  -------
 Total interest bearing liabilities   121,765     1,088    3.62%   112,768     3,925    3.48%    105,949       916    3.48%
Demand deposits                        12,709                       12,128                        11,604
Other liabilities                         859                          728                           662
                                     --------                     --------                      --------
 Total Liabilities                    135,333                      125,624                       118,215
SHAREHOLDERS' EQUITY                   12,902                       12,186                        11,855
                                     --------                     --------                      --------
 Total Liabilities
    and Shareholders' Equity         $148,235                     $137,810                      $130,070
                                     ========                     ========                      ========

Net interest revenue as a percentage of
 average earning assets                        $  1,610    4.65%            $  6,142    4.72%             $  1,456    4.77%
                                               ========  =======            ========  =======             ========  =======



The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 1997 and 1996 and the year ended December 31, 1996. respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities          $   5,664   $   118     8.47%   $   4,869   $    412     8.46%   $    4,657   $    98     8.49%
    Loans                             79,828     1,812     9.21%      74,469      6,912     9.28%       71,565     1,658     9.32%
                                   =========   =======    ======   =========   ========    ======   ==========   =======    ======
 Total interest earning assets     $ 140,539   $ 2,761     7.97%   $ 130,172   $ 10,302     7.91%   $  122,708   $ 2,428     7.96%
                                   =========   =======    ======   =========   ========    ======   ==========   =======    ======

Net interest revenue as a percentage
 of average earning assets                     $ 1,673     4.83%               $  6,377     4.90%                $ 1,512     4.96%
                                               =======    ======               ========    ======                =======    ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Three
Rate Volume Analysis of Changes in Interest Income and Expense
(in thousands)

The effect on interest income and interest expense for the three months ended March 31, 1997 and March 31, 1996 due to changes in average volume and rate from the prior year, is presented below. The effect of a change in average volume has been determined by applying the average rate to the change in volume. The change in rate has been determined by applying the average volume in the earlier year by the change in rate. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of change in each.

                                     For the Three Months period          For the Three Months period
                                         ended March 31, 1997                 ended March 31, 1996
                                          Increase (Decrease)                 Increase (Decrease)
                                            Due to Change in:                   Due to Change in:
                                    -----------------------------       ------------------------------
                                                           Net                                  Net
                                     Average             Increase        Average              increase
                                     Volume    Rate     (decrease)       Volume      Rate    (decrease)
                                    --------  --------   --------       --------   --------   --------
                                                         (Expressed in thousands)
INTEREST INCOME FROM:
---------------------
 U.S. Treasury and other U. S.
   Government agencies              $    121  $    172   $    293       $     (8)  $     86   $     78
 Obligations of states and
   political subdivisions                 40         1         41             --        (10)       (10)
 Other securities                        (22)       (6)       (28)           (10)        13          3
 Interest bearing deposits                (7)       (1)        (8)            31          4         35
Federal funds sold                       139        (4)       135             (1)       (33)       (34)
Loans, net of unearned income            492       (50)       442            506         25        531
                                    --------  --------   --------       --------   --------   --------
       Total interest earned             763       112        875            518         85        603



INTEREST EXPENSE ON:
-----------------------
Time deposits                            345        94        439            228        113        341
Savings deposits                         (39)      (13)       (52)           (30)       (52)       (82)
Interest bearing demand deposits          27       (11)        16             24        (27)        (3)
Federal funds purchased and
   Repurchase agreements                  84        --         84             11         (4)         7
                                    --------  --------   --------       --------   --------   --------
       Total interest paid               417        70        487            233         30        263
                                    --------  --------   --------       --------   --------   --------
      Net interest differential     $    346   $    42   $    388       $    285   $     55   $    340
                                    ========  ========   ========       ========   ========   ========

Presented below is the effect on volume and rate variances of the adjustment of interest income on obligations of states and political subdivisions to the fully taxable equivalent basis using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 1997 and 1996, and for the years ended 1996, and 1995, respectively.

 Obligations of states and
   political subdivisions:
    Investment securities           $     67  $    (1)   $     66       $     (1)  $    (17)  $    (18)
    Loans                                497      (60)        437            510         34        544
                                    ========  ========   ========       ========   ========   ========

 Total interest earned              $    795  $   100    $    895       $    521   $     87   $    608
                                    ========  ========   ========       ========   ========   ========

Net interest differential           $    378  $    30    $    408       $    288   $     57   $    345
                                    ========  ========   ========       ========   ========   ========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Non-Interest Income - continued
-------------------------------

          Sales of securities by the subsidiary banks are generally limited to the needs established under the liquidity policies. There were no investment securities gains or losses during the first quarter of 1997. Securities losses were $1,050 during the three months ended March 31, 1996. During 1996, the subsidiary banks accounted for the $1,050 loss on sale of securities.

          Other operating income is comprised of fees from safe deposit box rentals, sales of cashier's checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, and credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 1997 other operating income was $76,710, an increase of $25,395 over the same period in 1996. The increase was primarily attributable to a membership insurance rebate from an insurance carrier and increased fees which were received during the first quarter of 1997.


Non-Interest Expense
--------------------

          Salary and employee benefits is the largest component of non-
interest expense.   During the quarter ended March 31, 1997, salary and
employee benefits increased $54,675 or 10.4%. The increase for 1997 was primarily attributable to the hiring of additional personnel for a subsidiary branch office which opened in April, 1996 and normal annual merit adjustments in salaries.

          The major components of other operating expenses include: equipment expense, other taxes, stationery and supplies, directors fees, service expense, and postage and transportation expense. Other operating expenses decreased $29,099, or 7.1%, for the three month period ended March 31, 1997 as compared to the same period in the prior year.


Income Taxes
------------

          Income tax expense for the three month period ended March 31, 1997 was $237,482, an increase of $51,204 over the same period in 1996. The increase was primarily due to the increase in pre-taxable income of $153,450.
          For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $95,034 and $85,344 for the three month period ended March 31, 1997 and 1996.

          Federal income tax rates were consistent at 34% for the quarter ended March 31, 1997 and 1996. West Virginia corporate net income tax rates also were consistent at 9.0% for the three months periods ended 1997 and 1996.

                  First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------

          In total, investment securities increased by $5,382,964 or 11.5% from $46,823,797 at March 31, 1996, to $52,206,761 at March 31, 1997. The
increase in investment securities was attributed primarily to the increased deposit growth from March 31, 1996 to March 31, 1997.

     The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio is comprised of U.S. Treasury securities, U.S. Government corporations and agencies securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 88.3% of total securities at March 31, 1997, as compared to 91.1% at March 31, 1996. The corporation does not have any issues in the investment portfolio which exceed 10% of stockholders' equity as of March 31, 1997. Other than the normal risks inherent in purchasing U.S.Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

          Effective January 1, 1994, the Holding Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under FAS No. 115, investment securities in the portfolio are classified as either available for sale or held to maturity. FAS 115 requires banks to classify debt and equity securities into one of three categories: held to maturity, available for sale, or trading. The corporation does not currently conduct short term purchase and sale transactions of investment securities which would be classified as trading securities. The initial determination of investments classified as available for sale was based principally on the corporation's asset liability position and potential liquidity needs.

          Investment securities that are classified available for sale are available for sale at any time based upon management's assessment of changes in economic or financial market conditions. These securities are carried at market value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders' equity until realized. Investment securities held to maturity are securities purchased with the intent and ability to hold until their maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. In classifying debt securities as available for sale, management generally selected securities with actual maturities of two years or less. All other debt securities were classified as held to maturity. All equity securities were classified as available for sale. Accordingly, the presentation of investment securities on the Consolidated Balance Sheet shows securities classified as available for sale and held to maturity as of March 31, 1997 and March 31, 1996.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio

Book values of investment securities at March 31, 1997 and 1996 and at December 31, 1996 are as follows (in thousands) (Unaudited):

                                          March 31,       December 31,     March 31,
                                            1997             1996             1996
                                         -----------      -----------     ------------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies        $       800      $       800     $        800
  Obligations of states
        and political subdivisions             5,600            4,764            4,149
                                         -----------      -----------     ------------
            Total held to maturity       $     6,400      $     5,564     $      4,949
                                         -----------      -----------     ------------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies        $    40,441      $    39,495     $     37,651
  Obligations of states
        and political subdivisions               505              507              505
  Corporate debt securities                      508              614            1,285
  Mortgage-backed securities                   3,743            3,741            1,927
  Equity Securities                              610              519              507
                                         -----------      -----------     ------------
            Total available for sale          45,807           44,876           41,875
                                         -----------      -----------     ------------
            Total                        $    52,207      $    50,440     $     46,824
                                         ===========      ===========     ============

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 1997 and December 31, 1996 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 1997                                  December 31, 1996
                                   ---------------------------------------------    ----------------------------------------
                                       Securities              Securities             Securities              Securities
                                   Held to Maturity        Available for Sale       Held to Maturity       Available for Sale
                                  --------------------    --------------------    --------------------    --------------------
                                   Amount       Yield      Amount       Yield      Amount       Yield      Amount       Yield
                                  --------      ------    --------      ------    --------      ------    --------      ------

U.S. Treasury and other U.S.
   Government Agencies
  Within One Year                 $     --          -- %  $  4,790        6.09 %  $     --         -- %   $  6,714        5.74 %
  After One But
     Within Five Years                 800        5.02      32,205        6.33         800        5.02      29,280        6.27
  After Five But
     Within Ten Years                   --          --       3,446        6.93          --          --       3,501        6.83
  After Ten Years                       --          --          --          --          --          --          --          --
                                  --------      ------    --------      ------    --------      ------    --------      ------
                                       800        5.02      40,441        6.35         800        5.02      39,495        6.23

States & Political Subdivisions
  Within One Year                      300        7.06          --         --          200        7.57          --          --
  After One But
     Within Five Years               3,285        7.33          --         --        2,723        7.53          --          --
  After Five But
     Within Ten Years                1,852        7.80         505        7.61       1,678        7.89         507        7.58
  After Ten Years                      163        7.72          --          --         163        7.72          --          --
                                  --------      ------    --------      ------    --------      ------    --------      ------
                                     5,600        7.48         505        7.61       4,764        7.66         507        7.58

Corporate Debt Securities
  Within One Year                       --          --         302        8.01          --          --         404        7.60
  After One But
     Within Five Years                  --          --         206        7.91          --          --         210        7.78
                                  --------      ------    --------      ------    --------      ------    --------      ------
                                        --          --         508        7.97          --          --         614        7.66

Mortgage-Backed Securities              --          --       3,743        7.02          --          --       3,741        6.95

Equity Securities                       --          --         610        5.26          --          --         519        6.15

                                  --------      ------    --------      ------    --------      ------    --------      ------
  Total                           $  6,400        7.17 %  $ 45,807        6.42 %  $  5,564        7.28 %  $ 44,876        6.32 %
                                  ========      ======    ========      ======    ========      ======    ========      ======



                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Investments - continued
-----------------------

          In November, 1995, the Financial Accounting Standards Board (FASB) issued implementation guidance on accounting for investment securities on FAS No. 115. Effective November 15, 1995 the FASB permitted a one time opportunity for financial institutions to reassess the appropriateness of the classifications of all its investment securities. Financial institutions were allowed to transfer securities from their held to maturity portfolio to their available for sale portfolio before calendar year end 1995, without calling into question their intent to hold other securities to maturity. As a result, investment securities with an amortized cost of $18,411,939 and unrealized loss of $112,961 were transferred from the held to maturity category to the available for sale category in December, 1995. As of March 31, 1997 and March 31, 1996, the corporation had approximately 88% and 89% of the investment portfolio classified as available for sale, while 12% and 11% were classified as held to maturity, respectively.


          As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. The corporation has reduced the carrying value of securities available for sale by $554,685 at March 31, 1997 and by $238,815 at March 31, 1996. The market value of securities classified as held to maturity was below book value by $9,517 at March 31, 1997 and above book value by $16,936 at March 31, 1996.


Loans
-----

          Loans increased as of March 31, 1997 as compared to March 31, 1996 as loans outstanding increased $9,758,725 or 13.7%, to $81,032,143. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $5,046,000, $3,478,000, and $1,713,000, respectively. Expansion of local businesses in the area contributed to the increase in commercial loans. Loan growth was funded principally through the increase in deposits.

          The loan to deposit ratio at March 31, 1997 was 62.0% which was higher than the 59.3% reported at March 31, 1996. Management recognizes that future earnings growth depends upon increasing the loan to deposit ratio.

          Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-two percent (22%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from March 31, 1996 to March 31, 1997 were a 1% increase in commercial loans, a 2% increase in installment loans, and a 3% decrease in real estate residential loans.

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
(Unaudited)


Loans outstanding are as follows (in thousands) :

                                        March 31,              December 31,
                                -------------------------       ----------
                                   1997            1996           1996

Real Estate - Residential
Real estate-construction        $      592     $      430       $      418
Real estate-farmland                    11             14               12
Real estate-residential             29,667         28,113           28,920
                                ----------     ----------       ----------
                                $   30,270     $   28,557       $   29,350
                                ----------     ----------       ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential      $   21,054     $   17,970       $   21,145
Commercial & industrial             10,030          8,068           10,338
                                ----------     ----------       ----------
                                $   31,084     $   26,038       $   31,483
                                ----------     ----------       ----------

     Installment
Installment and other
   loans to individuals         $   17,739     $   14,261       $   17,379
                                ----------     ----------       ----------

     Others
Nonrated industrial
   development obligations      $    1,435     $    1,612       $    1,593
Direct Financing Leases                225            517              334
Other loans                            369            336              368
                                ----------     ----------       ----------
                                $    2,029     $    2,465       $    2,295
                                ----------     ----------       ----------


Total                               81,122         71,321           80,507
Less unearned interest                  90             79               90
                                ----------     ----------       ----------
                                $   81,032     $   71,242       $   80,417
                                ==========     ==========       ==========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 1997 and December 31, 1996 (in thousands) (Unaudited):


                                                March 31, 1997
                                  ------------------------------------------
                                                 After one
                                  In one         Year Through   After
                                  Year or Less   Five Years     Five Years
                                  ------------   ------------   ------------

  Commercial                      $        807     $    6,122   $      3,101
  Real Estate - construction               565             27              --
                                  ------------   ------------   ------------
     Total                        $      1,372   $      6,149   $      3,101
                                  ============   ============   ============

                                                December 31, 1996
                                  ------------------------------------------
                                                 After one
                                  In one         Year Through   After
                                  Year or Less   Five Years     Five Years
                                  ------------   ------------   ------------

  Commercial                      $        957   $      5,444   $      3,937
  Real Estate - construction               312             28             78
                                  ------------   ------------   ------------
     Total                        $      1,269   $      5,472   $      4,015
                                  ============   ============   ============


The following table presents an analysis of fixed and variable rate loans as of March 31, 1997 and December 31, 1996 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):


                                                March 31, 1997
                                  ------------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------   ------------   ------------

  Fixed Rates                     $        711   $      5,524   $      1,290
  Variable Rates                           661            625          1,811
                                  ------------   ------------   ------------
     Total                        $      1,372   $      6,149   $      3,101
                                  ============   ============   ============

                                               December 31, 1996
                                  ---------------------------------------
                                                 After one
                                  In one         Year Through   After
                                  Year or Less   Five Years     Five Years
                                  ------------   ------------   ------------

  Fixed Rates                     $        509   $      4,767   $      1,498
  Variable Rates                           760            705          2,517
                                  ------------   ------------   ------------
     Total                        $      1,269   $      5,472   $      4,015
                                  ============   ============   ============

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

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows ( in thousands):


                                           March 31,          December 31,
                                    -----------------------   ----------
                                       1997         1996         1996
                                    ----------   ----------   ----------

Past Due 90 Days or More:
  Real Estate - residential         $      123   $       87   $      250
  Commercial                                 7           35            2
  Installment                               51           29           48
                                    ----------   ----------   ----------
                                    $      181   $      151   $      300
                                    ----------   ----------   ----------
Renegotiated:
  Real Estate - residential         $       --   $       --   $       --
  Commercial                                --           --           --
  Installment                               --           --           --
                                    ----------   ----------   ----------
                                    $       --   $       --   $       --
                                    ----------   ----------   ----------
Non-accrual:
  Real Estate - residential         $       24   $       59   $       26
  Commercial                               292          195          299
  Installment                               36           34           28
                                    ----------   ----------   ----------
                                    $      352   $      288   $      353
                                    ----------   ----------   ----------

Other Real Estate                   $       49   $       64   $       49
                                    ----------   ----------   ----------

Total non-performing assets         $      582   $      503   $      702
                                    ==========   ==========   ==========

Total non-performing assets
   to total loans and
   other real estate                     0.72%        0.71%        0.87%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $7,800 and $6,000 for the periods ended March 31, 1997 and 1996, respectively.

As of March 31, 1997, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Loans - continued
-----------------

          Non-performing assets consist of: non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of non performing assets is presented in Table Eight.

          Total non-performing loans increased 15.7% to $582,000 at March 31, 1997 as compared to $503,000 at March 31, 1996. Loans classified as non-accrual increased $64,000 to $352,000 or .4% of total loans as of March 31, 1997, as compared to $288,000 or .4% of total loans at March 31, 1996. There were no loans classified as renegotiated as of March 31, 1997 and 1996, respectively. The loans past due 90 days or more increased $30,000 to $181,000 at March 31, 1997 as compared to $151,000 at March 31, 1996.
Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

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



Allowance for Possible Loan Losses
----------------------------------

          The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $25,500 during the three months ended March 31, 1997, from $14,400 during the same period of the prior year. The allowance for possible loan losses represented 1.4% and 1.6% of loans outstanding as of March 31, 1997 and March 31, 1996, respectively. Net loan charge-offs were $15,000 an $(7,000) during the first quarter of 1997 and 1996. The net charge-offs during the three month period ended March 31, 1997 and 1996 were primarily consumer loans.
The ratio of loan losses to average outstanding loans at March 31, 1997 was
 .02% compared to (.01)% for March 31, 1996. The ratio of non-accrual loans plus loans delinquent more than 90 days to total loans was .7% and .6% at March 31, 1997 and March 31, 1996, respectively. Net loan charge-offs were 1.3% and (.6)% of the allowance for loan losses as of March 31, 1997 and March 31, 1996, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio.
The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

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


                                          Summary of Loan Loss Experience
                                        ------------------------------------
                                                March 31,        December 31,
                                        -----------------------   ----------
                                           1997         1996         1996
                                        ----------   ----------   ----------

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                        $    1,160   $    1,149   $    1,149

Loans Charged Off:
  Real Estate - residential                     --           --           35
  Commercial                                    --           --           --
  Installment                                   20            6           49
                                        ----------   ----------   ----------
                                                20            6           84

Recoveries:
  Real Estate - residential                     --           --           --
  Commercial                                     3            1            1
  Installment                                    2           12           24
                                        ----------   ----------   ----------
                                                 5           13           25


Net Charge-offs                                 15           (7)          59

Additions Charged to Operations                 25           14           70
                                        ----------   ----------   ----------

Balance at end of period:               $    1,170   $    1,170   $    1,160
                                        ==========   ==========   ==========

Average Loans Outstanding               $   79,828   $   71,565   $   74,469
                                        ==========   ==========   ==========
Ratio of net charge-offs
   to Average loans
   outstanding for the period                 .02%        -.01%         .08%

Ratio of the Allowance for Loan
   Losses to Loans Outstanding for
   the period                                1.44%        1.64%        1.44%



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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1996 , and the three month period ended March 31, 1997 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                      March 31,                                              December 31,
                 ----------------   --------------------------------------------------------------------------------------------
                       1997               1996               1995                1994              1993                1992
                 ----------------   ----------------   ----------------   ----------------   ----------------   ----------------

                          Percent            Percent            Percent            Percent            Percent            Percent
                          of loans           of loans           of loans           of loans           of loans           of loans
                          in each            in each            in each            in each            in each            in each
                          category           category           category           category           category           category
                          to total           to total           to total           to total           to total           to total
                 Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                 -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Real estate -
  residential    $   192     37.3%  $   192     36.5%  $   215     39.9%  $   216     43.1%  $   216     43.1%  $   190     38.3%
Commercial           622     38.3       619     39.1       618     36.5       420     34.7       382     35.9       353     38.8
Installment          305     21.9       298     21.6       265     20.0       260     19.3       248     17.6       157     18.9
Others                20      2.5        20      2.8        20      3.6        20      2.9        20      3.4        20      4.0
Unallocated           31       --        31       --        31       --        31       --        30       --        30       --
                 -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Total            $ 1,170    100.0%  $ 1,160    100.0%  $ 1,149    100.0%  $   947    100.0%  $   896    100.0%  $   750    100.0%
                 =======  =======   =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

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

                                              Three Months Ended March 31, 1997
                                      Maturities of Time Deposits in Excess of $100,000
                        ---------------------------------------------------------------------------
                         In Three       Over Three       Over Six          Over
                         Months        And Less Than   And Less Than      Twelve
                         Or Less        Six Months     Twelve Months      Months           TOTAL
                        -----------     -----------     -----------     -----------     -----------
                                                  (Expressed in Thousands)
Time Certificates
  of Deposit            $     4,849     $       901     $     2,083     $     2,857     $    10,690


                                                Year Ended December 31, 1996
                                      Maturities of Time Deposits in Excess of $100,000
                        ---------------------------------------------------------------------------
                         In Three       Over Three       Over Six          Over
                         Months        And Less Than   And Less Than      Twelve
                         Or Less        Six Months     Twelve Months      Months           TOTAL
                        -----------     -----------     -----------     -----------     -----------
                                                  (Expressed in Thousands)
Time Certificates
  of Deposit            $     4,683     $     1,237     $     1,447     $     3,108     $    10,475





Table Twelve
Return on Equity and Assets


The following financial ratios are presented: (Unaudited)

                                                  Three months ended     Year Ended
                                                       March 31,         December 31,
                                               -----------------------   ----------
                                                  1997         1996         1996
                                               ----------   ----------   ----------
Return on Assets :
     (Net income / Average Total Assets)             1.31%        1.16%        1.19%

Return on Equity :
     (Net income /
       Average Shareholders Equity)                 14.99%       12.69%       13.49%

Dividend Payout Ratio :
     (Dividend Declared Per Share /
       Net Income Per Share)                        33.90%       34.04%       34.80%

Equity to Asset Ratio :
     (Average Equity / Average Total Assets)         8.70%        9.11%        8.84%

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses - continued
-----------------------------------------------

               The Corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Ten. The Corporation has historically maintained the allowance for possible loan losses at a level greater than actual charge-offs. Although non-performing loans have declined during the past several years, the corporation continues to reserve in the allowance for loan losses, provisions associated with these loans. In determining the allocation of the allowance for possible loan losses, charge-offs for 1997 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Deposits
--------

          A stable core deposit base is the major source of funds for Holding Company subsidiaries. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the corporation's need for certain types of deposit growth. Total deposits were $130.7 million at March 31, 1997 as compared to $120.3 million at March 31, 1996, an increase of 8.7%. Deposit growth increased primarily in time deposits. Time deposits grew by
$9.3 million or 21.3% at March 31, 1997 as compared to March 31, 1996.   The
increase in time deposits was primarily the result of special promotions offered by the subsidiary banks throughout 1996 and during the first quarter of 1997. As reflected in Table 2, average rates paid on interest bearing liabilities increased to 3.6% during the first quarter of 1997 as compared to 3.5% during the same period of the prior year.

          The increase in time deposits resulted in a change in the deposit mix during the first quarter of 1997 as compared to the same period of the prior year. At March 31, 1997, non-interest bearing demand deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. The changes in the deposit mix from March 31, 1996 to March 31, 1997 were a 1% increase in noninterest bearing demand deposits and a 1% decrease in interest bearing deposits.

Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $5,756,675 at March 31, 1997, an increase of $4,253,538, as compared to March 31, 1996. The increase in repurchase agreements was primarily due to the increase in the number of commercial customers which used repurchase agreements as an alternative money market instruments for cash management.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------

          A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 9.7% in 1997 entirely from current earnings after quarterly dividends, and a decrease of 1.7% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders equity amounted to 8.5% of total assets as of March 31, 1997, as compared to 8.8% at March 31, 1996.

          The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of total capital, Tier 1 Capital, and leverage to assess the capital adequacy of bank holding companies. The Federal Reserve Board's minimum ratio of qualified total capital to risk-weighted assets is 8 percent, of which at least half of the total capital is required to be comprised of Tier 1 capital, or the company's common stockholders' equity less intangibles and deferred tax assets disallowed. The remainder (Tier 2 Capital) may consist of certain other prescribed instruments and a limited amount of loan loss reserves. Additionally, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3 percent for bank holding companies that meet certain specified criteria. All other bank holding companies are required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The guidelines also provided that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

          The following chart shows the regulatory capital levels for the company at March 31, 1997, March 31, 1996, and December 31, 1996:


                                              March 31,      Dec. 31
                                           ---------------   ------
Ratio                       Minimum         1997     1996     1996
-----                       -------        ------   ------   ------
  Leverage Ratio               3%            8.59     8.96     8.63

  Risk Based Capital
    Tier 1 (core)              4%           14.70    15.34    14.74
    Tier 2 (total)             8%           15.91    16.57    15.95


          Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company. The Corporation does not anticipate any material capital expenditures during 1997.

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

          The information presented in the following Interest Rate Risk table contains assumptions and estimates used by management in determining repricing characteristics and maturity distributions. As noted in the following table, the cumulative gap at one year is approximately $(8,826,000), which indicates the corporation's interest bearing liabilities are more than earning assets at March 31, 1997. As the table presented is as of a point in time and conditions change on a daily basis, any conclusions made may not be indicative of future results.

Interest Rate Risk Table - March 31, 1997

                                                                                     Non-
                                       <3       3 - 12        1 - 3       >3        Interest
                                     Months     Months        Years      Years       Bearing    Total
                                    --------   --------     --------   --------     --------   --------
ASSETS:
Fed Funds Sold                      $  6,405   $     --     $     --   $     --     $     --   $  6,405
Investments                            4,915      4,844       19,757     22,691           --     52,207
Loans                                 14,099     16,299       18,664     31,600          370     81,032
Other Assets                           1,552         --           --         --       10,088     11,640
Allowance for Loan
 and Lease Losses                         --         --           --         --       (1,170)    (1,170)
                                    --------   --------     --------   --------     --------   --------
TOTAL ASSETS:                       $ 26,971   $ 21,143     $ 38,421   $ 54,291     $  9,288   $150,114
                                    ========   ========     ========   ========     ========   ========

NOW                                $   1,298   $  3,888     $  4,091   $ 16,482     $     --   $ 25,759
MMDA                                   4,504         --           --         --           --      4,504
SAVINGS                                2,397      7,162        6,517     18,051           --     34,127
CD's (less than) 100,000               7,644     16,457        9,416      9,048           --     42,565
CD's (greater than) 100,000            4,849      2,984        2,081        776           --     10,690
Demand Deposits                           --         --           --         --       13,103     13,103
Other Liabilities                         --         --           --         --          917        917
Repurchase Agreements                  5,757         --           --         --           --      5,757
Stockholders' Equity                      --         --           --         --       12,692     12,692
                                    --------   --------     --------   --------     --------   --------
TOTAL LIABILITIES
    AND CAPITAL:                    $ 26,449   $ 30,491     $ 22,105   $ 44,357     $ 26,712   $150,114
                                    ========   ========     ========   ========     ========   ========
GAP                                      522     (9,348)      16,316      9,934      (17,424)
GAP/ Total Assets                        .35%     (6.23%)      10.87%      6.62%      (11.61%)
Cumulative GAP                           522     (8,826)       7,490     17,424            0
Cumulative GAP/ Total Assets             .35%     (5.88%)       4.99%     11.61%        0.00%

The above analysis contains repricing and maturity assumptions and estimates used by management.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $45,807,114 classified as available for sale at March 31, 1997. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At March 31, 1997, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had a maximum borrowing capacity (MBC) amounting to approximately $18,355,000 and $5,510,000, respectively, from the FHLB at prevailing interest rates, subject to satisfying the additional capital stock provisions, as defined, in their respective agreements with the FHLB. At March 31, 1997, Progressive Bank, N.A. and Progressive Bank, N.A. - Buckhannon had an available line of approximately $1,870,000 and $560,000, respectively, without purchasing any additional capital stock from the FHLB. As of March 31, 1997, there were no borrowings outstanding pursuant to these agreements.

          At March 31, 1997 and March 31, 1996, the Holding Company had outstanding loan commitments and unused lines of credit totaling $7,441,000 and $6,588,000, respectively. As of March 31, 1997, management placed a high probability for required funding within one year of approximately $5,506,000. Approximately $1,935,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

  Inapplicable


Item 3            Defaults Upon Senior Securities
-------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------


  a. The matters discussed in 4c. were submitted to a vote of security holders at the April 8, 1997, Annual Meeting of Shareholders.

  b.  Inapplicable

  c.  Election of Directors


                                               SHARES VOTED
                             -----------------------------------------------
                                           Against/           Abstentions
         NAME                  For         Withheld         Broker Non-Votes
    ------------------------------------------------------------------------

    Sylvan J. Dlesk          669,995          486

    Benjamin R. Honecker     669,995          486

    James C. Inman, Jr.      669,995          486

    Thomas A. Noice          669,995          486


  d.  Inapplicable


Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------


(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 1997, are incorporated by reference in Part I:


(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended March 31, 1997.


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

                   First West Virginia Bancorp, Inc
                   --------------------------------
                             (Registrant)

               By:  /s/ Ronald L. Solomon
                   ------------------------------------
                   Ronald L. Solomon
                   President and Chief Executive Officer/Director



               By:  /s/ Francie P. Reppy
                   ------------------------------------
                   Francie P. Reppy
                   Controller



Dated:  May 5, 1997

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

10.7 Lease dated November 14, 1995 between Progressive Bank, N.A. Buckhannon and First West Virginia Bancorp, Inc and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

11.1      Statement regarding computation of per share earnings.
          Filed herewith and incorporated herein by reference.

13.3      Summarized Quarterly Financial Information.
          Filed herewith and incorporated herein by reference.

15 Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

19 Report furnished to security holders. Filed herewith and incorporated herein by reference.

27 Financial Data Schedule. Filed herewith and incorporated herein by reference.