Form 10-Q
period 1997-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 1997-08-07
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  _____________ to  ____________.

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                             55-6051901
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------

                                     N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)



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

The number of shares outstanding of the issuer's common stock as of July 29,
1997:
Common Stock, $5.00 Par Value, shares outstanding      806,107 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                                 June 30,        December 31,        June 30,
                                                                   1997              1996              1996
                                                              --------------    --------------    --------------

              ASSETS
Cash and Due From Banks                                       $    4,564,501   $     4,589,502   $     4,212,794
Due From Banks - interest bearing                                     80,999            81,558         3,078,987
                                                              --------------    --------------    --------------
     Total cash and cash equivalents                               4,645,500         4,671,060         7,291,781
Federal Funds Sold                                                 1,986,000         5,461,000         3,643,000
Investment Securities
   Available for Sale (at market value)                           48,564,245        44,875,887        43,819,899
   Held to Maturity  - (market value of
   $5,549,659 at June 30, 1997 ;
   $5,587,466 at December 31, 1996;
   and $ 5,103,719 at June 30, 1996)                               5,522,065         5,564,302         5,117,027
Loans, net of unearned income                                     86,142,661        80,416,680        74,020,562
Less allowance for possible loan losses                           (1,189,645)       (1,160,302)       (1,182,088)
                                                               --------------    --------------    --------------
                Net loans                                         84,953,016        79,256,378        72,838,474
Premises and equipment, net                                        3,153,863         3,249,425         3,390,800
Accrued income receivable                                          1,112,938           948,026           961,162
Other assets                                                         677,335           511,536           614,747
Intangible assets                                                      6,072             8,096            21,600
                                                               --------------    --------------    --------------
               Total assets                                   $  150,621,034   $   144,545,710   $   137,698,490
                                                               ==============    ==============    ==============

           LIABILITIES
Noninterest bearing deposits:
     Demand                                                   $   12,588,960   $    12,359,041   $    12,661,814
Interest bearing deposits:
     Demand                                                       21,985,330        23,560,313        22,358,580
     Savings                                                      44,009,051        38,219,101        39,695,873
     Time                                                         54,820,977        51,132,614        45,620,217
                                                               --------------    --------------    --------------
               Total deposits                                    133,404,318       125,271,069       120,336,484
                                                               --------------    --------------    --------------
Repurchase agreements                                              3,153,100         5,930,691         4,885,612
Accrued interest on deposits                                         383,327           385,289           324,428
Other liabilities                                                    375,364           309,383           225,529
                                                               --------------    --------------    --------------
               Total liabilities                                 137,316,109       131,896,432       125,772,053
                                                               --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 806,107 shares issued at
  June 30, 1997 and  December 31, 1996 and
  775,268 shares issued at June 30, 1996                           4,030,535         4,030,535         3,876,340
Surplus                                                            3,764,000         3,764,000         3,166,340
Retained Earnings                                                  5,563,952         4,935,303         5,121,590
Net Unrealized Loss on securities available for sale                 (53,562)          (80,560)         (237,833)
                                                               --------------    --------------    --------------
          Total stockholders' equity                              13,304,925        12,649,278        11,926,437
                                                               --------------    --------------    --------------
            Total liabilities and stockholders' equity        $  150,621,034   $   144,545,710   $   137,698,490
                                                               ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        1997           1996              1997            1996
                                                     ---------      ----------        ---------       ----------
                                                           (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                          $1,890,729      $1,635,461       $3,662,697       $3,250,311
   Tax-exempt                                           29,054          25,046           53,373           51,047
Investment securities:
   Taxable                                             760,015         635,207        1,461,414        1,229,033
   Tax-exempt                                           66,252          57,923          136,967          117,266
Dividends                                                5,371           4,746           10,545            9,932
Interest on deposits in banks                            6,014          38,129           24,229           48,238
Interest on federal funds sold                          87,730          76,943          194,279          140,005
                                                     ---------      ----------        ---------       ----------
       Total interest income                         2,845,165       2,473,455        5,543,504        4,845,832
INTEREST EXPENSE
Deposits                                             1,109,993         927,948        2,145,724        1,838,035
Other borrowings                                        51,359          30,805          103,597           36,730
                                                     ---------      ----------        ---------       ----------
       Total interest expense                        1,161,352         958,753        2,249,321        1,874,765
                                                     ---------      ----------        ---------       ----------
       Net interest income                           1,683,813       1,514,702        3,294,183        2,971,067
PROVISION FOR POSSIBLE LOAN LOSSES                      36,000          14,400           61,500           28,800
                                                     ---------      ----------        ---------       ----------
       Net interest income after provision
       for possible loan losses                      1,647,813       1,500,302        3,232,683        2,942,267
NONINTEREST INCOME
Service charges                                        104,717          92,116          196,041          173,422
Securities gains (losses)                                   --             339              --              (711)
Other operating income                                  42,968          46,121          119,678           97,436
                                                     ---------      ----------        ---------       ----------
       Total noninterest income                        147,685         138,576          315,719          270,147
NONINTEREST EXPENSES
Salary and employee benefits                           567,580         519,095        1,142,502        1,038,401
Net occupancy and equipment expenses                   202,326         213,697          400,866          420,488
Other operating expenses                               315,601         302,599          580,954          589,399
                                                     ---------      ----------        ---------       ----------
       Total noninterest expense                     1,085,507       1,035,391        2,124,322        2,048,288
                                                     ---------      ----------        ---------       ----------

       Income before income taxes                      709,991         603,487        1,424,080        1,164,126
                                                     ---------      ----------        ---------       ----------
INCOME TAXES                                           235,506         198,210          472,988          384,488
                                                     ---------      ----------        ---------       ----------
       Net income                                   $  474,485      $  405,277       $  951,092       $  779,638
                                                     =========      ==========        =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                    806,107         806,107          806,107          806,107
                                                     =========      ==========        =========       ==========
EARNINGS PER COMMON SHARE                           $     0.59      $     0.50       $     1.18       $     0.97
                                                     =========      ==========        =========       ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                       Net Unrealized
                                                                                       Gain (Loss) on
                                                                                         Securities
                                           Common                         Retained        Available
                                           Stock          Surplus         Earnings        for Sale          Total
                                        -----------     -----------     -----------     ------------     -----------
Balance, December 31, 1996              $ 4,030,535     $ 3,764,000     $ 4,935,303     $    (80,560)    $12,649,278
Net income for the six months
   ended June 30, 1997                            -               -         951,092                -         951,092
Cash dividend
   ($ .40 per share)                              -               -        (322,443)               -        (322,443)
Change in fair value of securities
    available for sale,
    net of deferred tax                           -               -               -           26,998          26,998
                                        -----------     -----------     -----------     ------------     -----------
Balance, June 30, 1997 (Unaudited)      $ 4,030,535     $ 3,764,000     $ 5,563,952     $    (53,562)    $13,304,925
                                        ===========     ===========     ===========     ============     -----------




Balance, December 31, 1995              $ 3,876,340     $ 3,166,340     $ 4,621,049     $     45,478     $11,709,207
Net income for the six months
   ended June 30, 1996                            -               -         779,638                -         779,638
Cash dividend
   ($ .35 per share)                              -               -        (279,097)               -        (279,097)
Change in fair value of securities
    available for sale,
    net of deferred tax                           -               -               -         (283,311)       (283,311)
                                        -----------     -----------     -----------     ------------     -----------
Balance, June 30, 1996 (Unaudited)      $ 3,876,340     $ 3,166,340     $ 5,121,590     $   (237,833)    $11,926,437
                                        ===========     ===========     ===========     ============     ===========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months Ended June 30,
                                                                 1997             1996
                                                             ------------     ------------
                                                             (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
Net Income                                                   $    951,092     $    779,638
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                       61,500           28,800
   Depreciation and amortization                                  183,335          192,214
   Amortization of investment securities, net                     (19,567)           3,479
   Investment security losses (gains)                                   -              711
   Decrease (increase) in interest receivable                    (164,912)         (37,839)
   Increase (decrease) in interest payable                         (1,962)           9,821
     Other, net                                                  (115,084)         (18,841)
                                                             ------------     ------------
        Net cash provided by operating activities                 894,402          957,983
                                                             ------------     ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                   3,475,000       (1,365,000)
Net (increase) decrease in loans, net of charge offs           (5,765,663)      (2,024,472)
Proceeds from sales of securities available for sale                    -        1,250,868
Proceeds from maturities of securities available for sale       6,550,000        7,700,000
Proceeds from maturities of securities held to maturity         1,200,000          225,000
Principal collected on mortgage-backed securities                 353,965          160,340
Purchases of securities available for sale                    (10,524,617)     (12,381,278)
Purchases of securities held to maturity                       (1,163,639)        (345,000)
Recoveries on loans previously charged-off                          7,525           14,881
Purchases of premises and equipment                               (85,749)        (462,026)
                                                             ------------     ------------
       Net cash used by investing activities                   (5,953,178)      (7,226,687)
                                                             ------------     ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                             8,133,250        5,441,330
Dividends paid                                                   (322,443)        (279,097)
Increase (decrease) in short term borrowings                   (2,777,591)       4,136,388
                                                             ------------     ------------
       Net cash provided by financing activities             $  5,033,216     $  9,298,621
                                                             ------------     ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (25,560)       3,029,917
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                          4,671,060        4,261,864
                                                             ------------     ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                           $  4,645,500     $  7,291,781
                                                             ============     ============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 AND 1996



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

3. Effective January 1, 1995, Statement of Financial Accounting Standards No. 114, "Accounting by creditors for Impairment of a Loan", as amended by Statement No. 118, was adopted by the Corporation. This Statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market price or the fair value of the collateral, if known. At June 30, 1997, the corporation did not have any impaired loans which met the criteria of Statement No. 114.

4. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                      First West Virginia Bancorp, Inc.
     Management's Discussion and Analysis of the Financial Condition and
                    Results of Holding Company Operations
       ---------------------------------------------------------------

          First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has three wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia; Progressive Bank, N.A.- Buckhannon which operates in Buckhannon and Weston, West Virginia; and Progressive Bank, N.A. - Bellaire in Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended June 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1996 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $474,485, an increase of $69,208 or 17.1%, for the three months ended June 30, 1997 as compared to the same period during 1996. The increase in earnings during the second quarter of 1997 over 1996 can be primarily attributed to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Net interest income increased $169,111 or 11.2%, for the three months ended June 30, 1997 as compared to the same period in 1996. During the three month period ended June 30, 1997, net interest income increased primarily due to the increased interest earned on the average volume of loans and investments, offset by the increased interest paid on the average volume of time deposits. The increase in noninterest expenses can be attributed primarily to increased salary and employee benefits.

          Net income for the six months ended June 30, 1997 was $951,092 compared to $779,638 for the same period during 1996. The increase in earnings for the six months ended June 30, 1997 as compared to the same period in 1996 was primarily due to increased net interest income and noninterest income, offset in part by increased noninterest expenses and the provision for loan losses. During the six month period ended June 30, 1997, the increase in net interest income was primarily due to the increased interest earned on the average volume of loans and investment securities, offset in part by the increase in the interest paid on the average volume of time deposits. The increase in noninterest expenses can be primarily attributed to increased salary and employee benefits.

          Earnings per share were $.59 in the second quarter of 1997, an increase of 18.0% over the $.50 earned during the second quarter of 1996. For the first six months of 1997, earnings per share were $1.18, an increase of 21.6%, as compared to $.97 earned during the same period during 1996.

          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA increased during the three month period ended June 30, 1997 to 1.25%, up from 1.19% in 1996. For the six months ended June 30, 1997 and 1996, the ROA was 1.28% and 1.18%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 14.39% for the three months ended June 30, 1997 and 13.82% at June 30, 1996. For the six months ended June 30, 1997 compared to June 30, 1996, ROE was 14.69% and 13.27%, respectively.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                       First West Virginia Bancorp, Inc.

                                      Three months ended         Six months ended                 Years ended
                                            June 30,                  June 30,                    December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                        1997         1996         1997         1996       1996         1995         1994
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $   2,845     $  2,473    $   5,543    $  4,846    $  10,067    $   8,937    $  7,783
   Total interest expense                1,161          959        2,249       1,875        3,925        3,421       2,868
   Net interest income                   1,684        1,514        3,294       2,971        6,142        5,516       4,915
   Provision for loan losses                36           14           62          29           71           50          77
   Total other income                      148          138          316         270          550          720         725
   Total other expenses                  1,086        1,035        2,124       2,048        4,164        3,988       3,641
   Income before income taxes              710          603        1,424       1,164        2,457        2,198       1,922
   Net income                              474          405          951         780        1,644        1,470       1,288

PER SHARE DATA (1)
   Net income                        $    0.59     $   0.50    $    1.18    $   0.97    $    2.04    $    1.90        1.66
   Cash dividends declared (2)            0.20         0.19         0.40        0.35         0.71         0.54        0.58
   Book value per share                  16.51        14.80        16.51       14.80        15.69        15.10       13.37

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  83,860     $ 72,389    $  81,855    $ 71,977    $  74,469    $  66,058    $ 56,991
   Investment securities                54,007       47,782       52,548      46,742       48,557       46,020      50,282
   Deposits - Interest Bearing         120,021      108,571      117,826     106,875      112,768      100,488      95,980
   Long-term debt                           --           --           --          --           --           --          44
   Stockholders' equity                 13,209       11,789       13,056      11,822       12,186       11,170      10,253
   Total Assets                        152,450      136,568      150,354     133,318      137,810      124,145     117,996

SELECTED RATIOS
   Return on average assets              1.25%        1.19%        1.28%       1.18%        1.19%        1.18%       1.09%
   Return on average equity             14.39%       13.82%       14.69%      13.27%       13.49%       13.16%      12.56%
   Average equity to average assets      8.66%        8.63%        8.68%       8.87%        8.84%        9.00%       8.69%
   Dividend payout ratio (1) (2)        33.90%       38.00%       33.90%      36.08%       34.80%       28.42%      34.94%
   Loan to Deposit ratio                64.57%       61.51%       64.57%      61.51%       64.19%       62.67%      58.32%

BALANCE SHEET                              June 30,                    December 31,
                                   ----------------------    ---------------------------------
                                     1997        1996           1996        1995       1994
                                   ----------  ----------    ----------  ---------  ----------
   Investments                     $  54,086   $  48,937     $   50,440  $  45,996  $   45,551
   Loans                              86,143      74,021         80,417     72,006      61,667
   Other Assets                       10,392      14,740         13,689      9,953       9,445
                                   ----------  ---------     ----------  ---------  ----------
      Total Assets                 $ 150,621   $ 137,698     $  144,546  $ 127,955  $  116,663
                                   ==========  =========      =========  =========   =========
   Deposits                        $ 133,404   $ 120,336     $  125,271  $ 114,895  $  105,730
   Repurchase agreements               3,153       4,886          5,931        749         105
   Other Liabilities                     759         550            695        602         460
   Shareholders' Equity               13,305      11,926         12,649     11,709      10,368
                                   ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Shareholders' Equity        $  150,621   $ 137,698     $  144,546  $ 127,955  $  116,663
                                    =========  =========      =========  =========   =========

(1) Adjusted for the 4 percent common stock dividend to stockholders of record as of December 2, 1996, a 2 percent common stock dividend to stockholders of record as of December 1, 1995, and the two-for-one stock split effective April 15, 1994.

(2) Cash dividends and the related payout ratio are based on historical results of the Holding Company and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

------------------------------------------------------------------------------
                                       9

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Earnings Analysis
Net Interest Income
-------------------
          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996, respectively.

          Net interest income increased $169,111 or 11.2%, during the three month period ended June 30, 1997 as compared to 1996. The increase in net interest income resulted primarily from the increased interest earned on loans and investment securities offset in part by the increased interest paid on time deposits. Interest and fees on loans increased $259,276 or 15.6% during the three month period ended June 30, 1997 as compared to the same period in 1996 due to the increase in average loan volume. Interest and dividend income on investment securities increased $133,762, or 19.2% for the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to the increase in the average volume of investments. Interest expense increased $202,599, or 21.1%, during the three month period ended June 30, 1997, as compared to the same period in 1996 primarily due to the increase in the average volume of time deposits.

          For the six months ended June 30, 1997, net interest income increased $323,116 or 10.9%, as compared to 1996. This increase was largely due to the increase in the interest earned on loans and investment securities offset in part by the increase in the interest paid on time deposits. Comparing the six month period ended June 30, 1997 to the same period in 1996, interest and fees on loans increased $414,712 or 12.6% primarily due to the increase in the average loan volume. The increase in the average volume of investment securities also contributed to the increase in net interest income. For the six months ended June 30, 1997, interest and dividends on investment securities increased $252,695 or 18.6% as compared to the same period in 1996. Interest expense for the six months ended June 30, 1997 increased $374,556 or 20.0% primarily due to the increase in the average volume of time deposits.

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

   For the quarter ended June 30, 1997, the provision for possible loan losses was $36,000, compared to $14,400 at June 30, 1996. Net charge offs were approximately $17,000 and $3,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, the provision for loan losses was $61,500 compared to $28,800 at June 30, 1996. Net charge offs were approximately $32,000 and $(4,000) for the six months ended June 30, 1997 and 1996, respectively. Total non-performing loans, comprised of past due 90 days or more, renegotiated loans, non-accrual loans, and other real estate owned were approximately $852,000 at June 30, 1997 and $1,138,000 at June 30, 1996.

Non-Interest Income
-------------------

   Service charges represent the major component of non-interest income.
These charges are earned from assessments made on checking and savings accounts. Service charges increased $12,601 or 13.7%, during the three months ended June 30, 1997 as compared to the same period of the prior year. For the six months ended June 30, 1997, service charges increased $22,619 or 13.0% as compared to the same period in 1996.

   Sales of securities by the subsidiary banks are generally limited to the needs established under the liquidity policies. There were no investment securities gains or losses during the three and six month periods ended June 30, 1997. Securities gains were $339 for the three month period ended June 30, 1996. The gain on sale of securities during the three months ended June 30, 1996 was accounted for by a subsidiary bank. For the six months ended June 30, 1996, securities losses were $711 and were attributable to the sales of securities available for sale by a subsidiary bank.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 1997 and June 30, 1996. Average balance sheet information as of June 30, 1997 and June 30, 1996 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 1997 and 1996.


                                                       For the Three                          For the Three
                                                       Months ended                           Months ended
                                                       June 30, 1997                          June 30, 1996
                                            ---------------------------------      ---------------------------------
                                             Average                 Average        Average                 Average
                                             Volume     Interest      Rate          Volume     Interest      Rate
                                            ---------   ---------   ---------      ---------   ---------   ---------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                    $  47,244   $     747       6.34%      $  41,584   $     612       5.92%
   Obligations of states and
     political subdivisions                     5,615          66       4.71%          4,536          58       5.14%
   Other securities                             1,148          18       6.29%          1,662          28       6.78%
   Interest bearing deposits                      440           6       5.47%          3,059          38       5.00%
Federal funds sold                              6,347          88       5.56%          5,791          77       5.35%
Loans, net of unearned income                  83,860       1,920       9.18%         72,389       1,660       9.22%
                                            ---------   ---------   ---------      ---------   ---------   ---------
   Total interest earning assets              144,654       2,845       7.89%        129,021       2,473       7.71%

Cash and due from banks                         4,020                                  4,109
Bank premises and equipment                     3,196                                  3,415
Other assets                                    1,761                                  1,198
Allowance for possible loan losses             (1,181)                                (1,175)
                                            ---------                              ---------
   Total Assets                             $ 152,450                              $ 136,568
                                            =========                              =========
LIABILITIES
Certificates of deposit                     $  54,806   $     720       5.27%      $  45,014   $     554       4.95%
Savings deposits                               40,638         260       2.57%         39,956         247       2.49%
Interest bearing demand deposits               24,577         130       2.12%         23,601         127       2.16%
Federal funds purchased and
   Repurchase agreements                        5,312          51       3.85%          3,594          31       3.47%
Long-term debt                                      -           -          -               -           -           -
                                            ---------   ---------   ---------      ---------   ---------   ---------
   Total interest bearing liabilities         125,333       1,161       3.72%        112,165         959       3.44%
Demand deposits                                13,005                                 11,982
Other liabilities                                 903                                    632
                                            ---------                              ---------
   Total Liabilities                          139,241                                124,779
SHAREHOLDERS' EQUITY                           13,209                                 11,789
                                            ---------                              ---------
   Total Liabilities
      and Shareholders' Equity              $ 152,450                              $ 136,568
                                            =========                              =========
Net interest revenue as a percentage of
   average earning assets                               $   1,684       4.67%                  $   1,514       4.72%
                                                        =========   =========                  =========   =========

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 1997 and 1996, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                  $   5,615   $     110       7.86%      $   4,536   $      97       8.60%
     Loans                                     83,860       1,939       9.27%         72,389       1,677       9.32%
                                            =========   =========   =========      =========   =========   =========
   Total interest earning assets            $ 144,654   $   2,908       8.06%      $ 129,021   $   2,529       7.88%
                                            =========   =========   =========      =========   =========   =========

   Net interest revenue as a percentage
     of average earning assets                          $   1,747       4.84%                  $   1,570       4.89%
                                                        =========   =========                  =========   =========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 1997 and June 30, 1996 and the year ended December 31, 1996. Average balance sheet information as of June 30, 1997 and June 30, 1996 and the year ended December 31, 1996 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 1997 and 1996.


                                             For the Six                                                 For the Six
                                             Months ended                                                Months ended
                                             June 30, 1997               December 31, 1996               June 30, 1996
                                     ----------------------------   ----------------------------   ----------------------------
                                      Average             Average    Average             Average    Average             Average
                                      Volume   Interest    Rate      Volume   Interest    Rate      Volume   Interest    Rate
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
                                                                          (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies               $ 45,753  $  1,436     6.33%   $ 42,203  $  2,501     5.93%   $ 40,426  $  1,180     5.87%
 Obligations of states and
   political subdivisions               5,638       137     4.90%      4,869       247     5.07%      4,597       118     5.16%
 Other securities                       1,157        36     6.27%      1,485       101     6.80%      1,719        59     6.90%
 Interest bearing deposits                924        24     5.24%      1,556        81     5.21%      1,844        48     5.23%
Federal funds sold                      7,280       194     5.37%      5,590       295     5.28%      5,302       140     5.31%
Loans, net of unearned income          81,855     3,716     9.15%     74,469     6,842     9.19%     71,977     3,301     9.22%
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
 Total interest earning assets        142,607     5,543     7.84%    130,172    10,067     7.73%    125,865     4,846     7.74%

Cash and due from banks                 4,031                          4,000                          3,957
Bank premises and equipment             3,219                          3,313                          3,301
Other assets                            1,671                          1,496                          1,364
Allowance for possible loan losses     (1,174)                        (1,171)                        (1,169)
                                     --------                       --------                       --------
 Total Assets                        $150,354                       $137,810                       $133,318
                                     ========                       ========                       ========

LIABILITIES
Certificates of deposit              $ 53,633  $  1,392     5.23%   $ 45,579  $  2,286     5.02%   $ 42,924  $  1,070     5.01%
Savings deposits                       39,344       493     2.53%     39,594       997     2.52%     40,592       514     2.55%
Interest bearing demand deposits       24,849       261     2.12%     23,880       515     2.16%     23,359       254     2.19%
Federal funds purchased and
   Repurchase agreements                5,733       103     3.62%      3,715       127     3.42%      2,180        37     3.41%
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
 Total interest bearing liabilities   123,559     2,249     3.67%    112,768     3,925     3.48%    109,055     1,875     3.46%
Demand deposits                        12,858                         12,128                         11,792
Other liabilities                         881                            728                            649
                                     --------                       --------                       --------
 Total Liabilities                    137,298                        125,624                        121,496
SHAREHOLDERS' EQUITY                   13,056                         12,186                         11,822
                                     --------                       --------                       --------
 Total Liabilities
    and Shareholders' Equity         $150,354                       $137,810                       $133,318
                                     ========                       ========                       ========

Net interest revenue as a percentage of
 average earning assets                        $  3,294     4.66%             $  6,142     4.72%             $  2,971     4.75%
                                               ========  ========             ========  ========             ========  ========

The fully taxable equivalent basis of interest income from obligations of statesand political subdivisions has been determined using a combined Federal andState corporate income tax rate of 40% for the six months ended June 30, 1997and 1996 and the year ended December 31, 1996. respectively. The effect of thisadjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities          $  5,638  $    228   8.17%  $  4,869  $    412   8.46%  $  4,597  $   197  8.60%
    Loans                            81,855     3,752   9.24%    74,469     6,912   9.28%    71,977    3,335  9.32%
                                   ========  ========  ======  ========  ========  ======  ========  =======  =====
 Total interest earning assets     $142,607  $  5,670   8.02%  $130,172  $ 10,302   7.91%  $125,865  $ 4,959  7.92%
                                   ========  ========  ======  ========  ========  ======  ========  =======  =====

Net interest revenue as a percentage
 of average earning assets                   $  3,421   4.84%            $ 6,377    4.90%            $ 3,084  4.93%
                                             ========  ======            ========  ======            =======  =====

--------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Non-Interest Income - continued
-------------------------------

     Other operating income is comprised of fees from safe deposit box rentals, sales of cashier's checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, and credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended June 30, 1997 other operating income was $42,968, a decrease of $3,153 or 6.8% over the same period in 1996. The decrease during the three month period was primarily the result of a membership rebate from an insurance carrier which was received during the second quarter of 1996. For the six month period ended June 30, 1997, other operating income was $119,678, an increase of $22,242 or 22.8%, over the same period in 1996.

Non-Interest Expense
--------------------

   Salary and employee benefits is the largest component of non-interest expense. During the quarter ended June 30, 1997, salary and employee benefits increased $48,485 or 9.3% as compared to the same period of the prior year. For the six month period ended June 30, 1997, as compared to the same period in 1996, salary and employee benefits increased $104,101 or 10.0%. The increase in salary and benefits was primarily due to the hiring of additional personnel by a subsidiary bank and normal annual merit adjustments in salaries.

  During the second quarter of 1997, net occupancy and equipment expense decreased $11,371 or 5.3% as compared to the same period in the prior year. For the six month period ended June 30, 1997, net occupancy and equipment expenses decreased $19,622 or 4.7%, as compared to the same period in 1996. The decrease was primarily the result of an overall decrease in equipment and occupancy expenses.

   The major components of other operating expenses include: directors fees, stationery and supplies, service expense, other taxes, postage and transportation, and advertising expense. Other operating expenses were up $13,002 or 4.3%, for the three month period ended June 30, 1997 as compared to the same period in the prior year. The increase was primarily due to increases in general operating expenses. For the six months ended June 30, 1997, other operating expenses decreased $8,445 or 1.4% as compared to the same period in 1996.

Income Taxes
------------

   Income tax expense for the three month period ended June 30, 1997 was $235,506, and increase of $37,296 over the same period in 1996. The increase was primarily due to the increase in pre-taxable income of $106,504. For the six month period ended June 30, 1997, income tax expense was $472,988, an increase of $88,500 over the same period in 1996. The increase was primarily due to the increase in pre-taxable income of $259,954.

   For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $95,306 and $82,969 for the three month period ended June 30, 1997 and 1996, respectively. For the six month period ended June 30, 1997 and 1996, tax exempt income was `190,340 and $168,313, respectively.

   Federal income tax rates were consistent at 34% for the quarter ended June 30, 1997 and 1996. West Virginia corporate net income tax rates also were consistent at 9.0% in 1997 and 1996.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Balance Sheet Analysis

Investments
-----------

     In total, investment securities increased by $5,149,384 or 10.5% from $48,936,926 at June 30, 1996, to $54,086,310 at June 30, 1997. The
increase in investment securities was attributed primarily to the increased deposit growth from June 30, 1996 to June 30, 1997.

     The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio is comprised of U.S. Treasury securities, U.S. Government corporations and agencies securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 89.8% of total securities at June 30, 1997, as compared to 90.2% at June 30, 1996. The corporation does not have any issues in the investment portfolio which exceed 10% of stockholders' equity as of June 30, 1997. Other than the normal risks inherent in purchasing U.S.Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

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

     Investment securities that are classified available for sale are available for sale at any time based upon management's assessment of changes in economic or financial market conditions. These securities are carried at market value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders' equity until realized. Investment securities held to maturity are securities purchased with the intent and ability to hold until their maturity. Securities classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. In classifying debt securities as available for sale, management generally selected securities with actual maturities of two years or less. All other debt securities were classified as held to maturity. All equity securities were classified as available for sale. Accordingly, the presentation of investment securities on the Consolidated Balance Sheet shows securities classified as available for sale and held to maturity as of June 30, 1997 and June 30, 1996.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio

Book values of investment securities at June 30, 1997 and 1996 and at December 31, 1996 are as follows
(in thousands)  (Unaudited):

                                            June 30,     December 31,     June 30,
                                              1997           1996           1996
                                           ----------     ----------     ----------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          $      500     $      800     $      800
  Obligations of states
        and political subdivisions              5,022          4,764          4,317
                                           ----------     ----------     ----------
            Total held to maturity         $    5,522     $    5,564     $    5,117
                                           ----------     ----------     ----------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              42,845     $   39,495     $   39,897
  Obligations of states
        and political subdivisions                509            507            499
  Corporate debt securities                       508            614          1,077
  Mortgage-backed securities                    4,080          3,741          1,841
  Equity Securities                               622            519            506
                                           ----------     ----------     ----------
            Total available for sale           48,564         44,876         43,820
                                           ----------     ----------     ----------
            Total                          $   54,086     $   50,440     $   48,937
                                           ==========     ==========     ==========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio (Continued)
(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 1997 and December 31, 1996 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                 June 30, 1997                           December 31, 1996
                                  ----------------------------------------    ----------------------------------------
                                       Securities           Securities            Securities           Securities
                                   Held to Maturity     Available for Sale     Held to Maturity     Available for Sale
                                  ------------------    ------------------    ------------------    ------------------
                                  Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                 $     -          -%   $ 6,785       6.19%   $     -         -%    $ 6,714       5.74%
  After One But
     Within Five Years                500       5.03     33,561       6.33        800       5.02     29,280       6.27
  After Five But
     Within Ten Years                   -          -      2,499       7.14          -          -      3,501       6.83
  After Ten Years                       -          -          -          -          -          -          -          -
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                      500       5.03     42,845       6.36        800       5.02     39,495       6.23

States & Political Subdivisions

  Within One Year                     339       6.11          -          -        200       7.57          -          -
  After One But
     Within Five Years              2,742       7.13          -          -      2,723       7.53          -          -
  After Five But
     Within Ten Years               1,778       7.59        509       7.55      1,678       7.89        507       7.58
  After Ten Years                     163       7.72          -          -        163       7.72          -          -
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                    5,022       7.24        509       7.55      4,764       7.66        507       7.58

Corporate Debt Securities

  Within One Year                       -          -        300       8.04          -          -        404       7.60
  After One But
     Within Five Years                  -          -        208       7.85          -          -        210       7.78
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                        -          -        508       7.96          -          -        614       7.66

Mortgage-Backed Securities              -          -      4,080       7.00          -          -      3,741       6.95

Equity Securities                       -          -        622       5.22          -          -        519       6.15

                                  -------    -------    -------    -------    -------    -------    -------    -------
  Total                           $ 5,522       7.04%   $48,564       6.42%   $ 5,564       7.28%   $44,876       6.32%

                                  =======    =======    =======    =======    =======    =======    =======    =======



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Investments - continued
-----------------------

     In November, 1995, the Financial Accounting Standards Board (FASB) issued implementation guidance on accounting for investment securities on FAS No.
115. Effective November 15, 1995 the FASB permitted a one time opportunity for financial institutions to reassess the appropriateness of the classifications of all its investment securities. Financial institutions were allowed to transfer securities from their held to maturity portfolio to their available for sale portfolio before calendar year end 1995, without calling into question their intent to hold other securities to maturity. As a result, investment securities with an amortized cost of $18,411,939 and unrealized loss of $112,961 were transferred from the held to maturity category to the available for sale category in December, 1995. As of June 30, 1997 and June 30, 1996, the corporation had approximately 90% of the investment portfolio classified as available for sale, while 10% was classified as held to maturity.

     As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. The corporation has reduced the carrying value of securities available for sale by $83,705 at June 30, 1997 and by $373,405 at June 30, 1996. The market value of securities classified as held to maturity was above book value by $27,594 at June 30, 1997 and below book value by $13,308 at June 30, 1996.

Loans
-----

     Loans increased as of June 30, 1997 as compared to June 30, 1996 as loans outstanding increased $12,122,099 or 16.4%, to $86,142,661. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $5,940,000, $4,690,000, and $1,698,000, respectively. Expansion of local businesses in the area contributed to the increase in commercial loans. Loan growth was funded principally through the increase in deposits. The loan to deposit ratio at June 30, 1997 was 64.6% which was higher than the 61.5% reported at June 30, 1996. Management recognizes that future earnings growth depends upon increasing the loan to deposit ratio.

     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-three percent (23%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from June 30, 1996 to June 30, 1997 were a 1% increase in commercial loans, a 2% increase in installment loans, and a 3% decrease in real estate loans.

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

     Total non-performing loans decreased 25.1% to $852,000 at June 30, 1997 as compared to $1,138,000 at June 30, 1996. Loans classified as non-accrual increased $31,000 to $304,000 or .4% of total loans as of June 30, 1997, as compared to $273,000 or .4% of total loans at June 30, 1996. There were no loans classified as renegotiated as of June 30, 1997 and 1996, respectively. The loans past due 90 days or more decreased $317,000 to $499,000 at June 30, 1997 as compared to $816,000 at June 30, 1996. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                          June 30,            December 31,
                                -------------------------     ----------
                                   1997            1996           1996

Real Estate - Residential
Real estate-construction        $      357     $      265     $      418
Real estate-farmland                   125             14             12
Real estate-residential             30,248         28,753         28,920
                                ----------     ----------     ----------
                                $   30,730     $   29,032     $   29,350
                                ----------     ----------     ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential      $   22,068     $   19,223     $   21,145
Commercial & industrial             11,020          7,925         10,338
                                ----------     ----------     ----------
                                $   33,088     $   27,148     $   31,483
                                ----------     ----------     ----------

     Installment
Installment and other
   loans to individuals         $   20,131     $   15,441     $   17,379
                                ----------     ----------     ----------

       Others
Nonrated industrial
   development obligations      $    2,045     $    1,779     $    1,593
Direct Financing Leases                206            412            334
Other loans                             39            295            368
                                ----------     ----------     ----------
                                $    2,290     $    2,486     $    2,295
                                ----------     ----------     ----------


Total                               86,239         74,107         80,507
Less unearned interest                  96             86             90
                                ----------     ----------     ----------
                                $   86,143     $   74,021     $   80,417
                                ==========     ==========     ==========

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 1997 and December 31, 1996 (in thousands) (Unaudited):

                                              June 30, 1997
                                ----------------------------------------
                                               After one
                                   In one     Year Through      After
                                Year or Less   Five Years     Five Years
                                ------------   ----------     ----------
  Commercial                    $    698        $  7,305        $  3,017
  Real Estate - construction         332              25               -
                                --------        --------        --------
     Total                      $  1,030        $  7,330        $  3,017
                                ========        ========        ========

                                            December 31, 1996
                                ----------------------------------------
                                               After one
                                   In one     Year Through      After
                                Year or Less   Five Years     Five Years
                                ------------   ----------     ----------
Commercial                      $    957        $  5,444        $  3,937
  Real Estate - construction         312              28              78
                                --------        --------        --------
     Total                      $  1,269        $  5,472        $  4,015
                                ========        ========        ========

The following table presents an analysis of fixed and variable rate loans as of June 30, 1997 and December 31, 1996 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):
                                              June 30, 1997
                                ----------------------------------------
                                               After one
                                   In one     Year Through      After
                                Year or Less   Five Years     Five Years
                                ------------   ----------     ----------

  Fixed Rates                   $    746        $  6,608        $  1,031
  Variable Rates                     284             722           1,986
                                --------        --------        --------
     Total                      $  1,030        $  7,330        $  3,017
                                ========        ========        ========

                                            December 31, 1996
                                ----------------------------------------
                                               After one
                                   In one     Year Through      After
                                Year or Less   Five Years     Five Years
                                ------------   ----------     ----------
  Fixed Rates                   $    509        $  4,767        $  1,498
  Variable Rates                     760             705           2,517
                                --------        --------        --------
     Total                      $  1,269        $  5,472        $  4,015
                                ========        ========        ========

---------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Eight
Risk Elements
(UNAUDITED)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows ( in thousands):


                                      June 30,        December 31,
                                 -----------------    ------------
                                   1997      1996          1996

Past Due 90 Days or More:
  Real Estate - residential      $   304   $   162       $    250
  Commercial                         139       621              2
  Installment                         56        33             48
                                 -------   -------       --------
                                 $   499   $   816       $    300
                                 -------   -------       --------
Renegotiated:
  Real Estate - residential      $     -   $     -       $      -
  Commercial                           -         -              -
  Installment                          -         -              -
                                 -------   -------       --------
                                 $     -   $     -       $      -
                                 -------   -------       --------
Non-accrual:
  Real Estate - residential      $   120   $    28       $     26
  Commercial                         170       191            299
  Installment                         14        54             28
                                 -------   -------       --------
                                 $   304   $   273       $    353
                                 -------   -------       --------

Other Real Estate                $    49   $    49       $     49
                                 -------   -------       --------

Total non-performing assets      $   852   $ 1,138       $    702
                                 =======   =======       ========

Total non-performing assets
   to total loans and
   other real estate                0.99%     1.54%          0.87%

Generally, all Banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection.

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $9,200 and $9,000 for the periods ended June 30, 1997 and 1996, respectively. As of June 30, 1997, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.




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


Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. Net loan charge offs were $ 32,000 and $(4,000) at June 30, 1997 and 1996, respectively. The net charge offs during the six month period ended June 30, 1997 were primarily consumer loans. The provision for loan losses increased to $36,000 during the three months ended June 30, 1997, from $14,400 during the same period of the prior year. The allowance for possible loan losses represented 1.4% and 1.6% of loans outstanding as of June 30, 1997 and June 30, 1996, respectively. The ratio of loan losses to average outstanding loans at June 30, 1997 was .04% compared to (.01)% for June 30, 1996. The ratio of non-accrual loans plus loans delinquent more than 90 days to total loans was .9% and 1.5% at June 30, 1997 and June 30, 1996, respectively. Net loan charge-offs were 2.7% and (.3)% of the allowance for loan losses as of June 30, 1997 and June 30, 1996, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

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


                                         Summary of Loan Loss Experience
                                       -----------------------------------
                                             June 30,           December 31,
                                       -------------------      ----------
                                         1997       1996           1996

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $  1,160   $  1,149      $    1,149

Loans Charged Off:
  Real Estate - residential                   -          -              35
  Commercial                                  1          -               -
  Installment                                39         11              49
                                       --------   --------      ----------
                                             40         11              84

Recoveries:
  Real Estate - residential                   -          -               -
  Commercial                                  3          1               1
  Installment                                 5         14              24
                                       --------   --------      ----------
                                              8         15              25


Net Charge-offs                              32         (4)             59

Additions Charged to Operations              62         29              70
                                       --------   --------      ----------

Balance at end of period:             $   1,190  $   1,182      $    1,160
                                       ========   ========      ==========

Average Loans Outstanding             $  83,860  $  71,977      $   74,469
                                       ========   ========      ==========

Ratio of net charge-offs
   to Average loans
   outstanding for the period               .04%      -.01%           .08%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
  the period                               1.38%      1.60%          1.44%


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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1996 , and the six month period ended June 30, 1997 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                     June 30,                                               December 31,
                 ----------------    ----------------------------------------------------------------------------------------------
                       1997                1996               1995               1994               1993               1992
                 ----------------    ----------------   ----------------   ----------------   ----------------   ----------------
                          Percent             Percent            Percent            Percent            Percent            Percent
                          of loans            of loans           of loans           of loans           of loans           of loans
                          in each             in each            in each            in each            in each            in each
                          category            category           category           category           category           category
                          to total            to total           to total           to total           to total           to total
                 Amount   loans      Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                 -------  -------    -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Real estate -
  residential    $   192     35.6%   $   192     36.5%  $   215     39.9%  $   216     43.1%  $   216     43.1%  $   190     38.3%
Commercial           621     38.4        619     39.1       618     36.5       420     34.7       382     35.9       353     38.8
Installment          326     23.3        298     21.6       265     20.0       260     19.3       248     17.6       157     18.9
Others                20      2.7         20      2.8        20      3.6        20      2.9        20      3.4        20      4.0
Unallocated           31        -         31        -        31        -        31        -        30        -        30        -
                 -------  -------    -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Total            $ 1,190    100.0%   $ 1,160    100.0%  $ 1,149    100.0%  $   947    100.0%  $   896    100.0%  $   750    100.0%
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

                                                 June 30, 1997
                               Maturities of Time Deposits in Excess of $100,000
                        ---------------------------------------------------------------
                        In Three     Over Three      Over Six       Over
                         Months    And Less Than  And Less Than    Twelve
                        Or Less      Six Months   Twelve Months    Months        TOTAL
                        --------      --------      --------      --------      -------
                                            (Expressed in Thousands)
Time Certificates
  of Deposit            $  3,457      $    815      $  3,094      $  3,067      $10,433


                                              December 31, 1996
                               Maturities of Time Deposits in Excess of $100,000
                        ---------------------------------------------------------------
                        In Three     Over Three      Over Six       Over
                         Months    And Less Than  And Less Than    Twelve
                        Or Less      Six Months   Twelve Months    Months        TOTAL
                        --------      --------      --------      --------      -------
                                            (Expressed in Thousands)
Time Certificates
  of Deposit            $  4,683      $  1,237      $  1,447      $  3,108      $10,475


------------------------------------------------------------------------------

Table Twelve
Return on Equity and Assets

The following financial ratios are presented: (Unaudited)

                                               Three months ended       Six months ended      Year Ended
                                                     June 30,                June 30,         December 31,
                                               -------------------     -------------------     --------
                                                 1997       1996         1997       1996         1996
                                               --------   --------     --------   --------     --------
Return on Assets :
     (Net income / Average Total Assets)           1.25%        1.19%      1.28%      1.18%        1.19%

Return on Equity :
     (Net income /
       Average Shareholders Equity)               14.39%       13.82%     14.69%     13.27%       13.49%

Dividend Payout Ratio :
     (Dividend Declared Per Share /
       Net Income Per Share)                      33.90%       38.00%     33.90%     36.08%       34.80%

Equity to Asset Ratio :
     (Average Equity / Average Total Assets)       8.66%        8.63%      8.68%      8.87%        8.84%

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     A stable core deposit base is the major source of funds for Holding Company subsidiaries. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the corporation's need for certain types of deposit growth. Total deposits were $133.4 million at June 30, 1997 as compared to $120.3 million at June 30, 1996, an increase of 10.9%. Deposit growth increased primarily in time deposits. Time deposits grew by $9.2 million or 20.2% at June 30, 1997 as compared to June 30, 1996. Special promotions offered by the subsidiary banks have contributed to the growth in
time deposits.   As reflected in Table 3, average rates paid on interest
bearing deposit accounts increased to 3.7% during the six month period of 1997 as compared to 3.5% during the same period of the prior year.

     The increase in time deposits resulted in a change in the deposit mix during the second quarter of 1997 as compared to the same period of the prior year. At June 30, 1997, non-interest bearing demand deposits comprised 9.4% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90.6% of total deposits. The changes in the deposit mix from June 30, 1996 to June 30, 1997 were a 1% decrease in noninterest bearing demand deposits and a 1% increase in interest bearing deposits.


Repurchase Agreements
----------------------

     Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $3,153,100 at June 30, 1997, a decrease of $1,732,512, as compared to June 30, 1996.

Capital Resources
-----------------

     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. From June 30, 1996 to June 30, 1997, stockholders' equity increased 10.0%, entirely from current earnings after quarterly dividends, and increased 1.5% which resulted from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders equity amounted to 8.8% of total assets as of June 30, 1997, as compared to 8.7% at June 30, 1996.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Capital Resources - continued
-----------------------------

     The following chart shows the regulatory capital levels for the company at June 30, 1997, June 30, 1996, and December 31, 1996:

                                              June 30,        Dec. 31
                                          --------------      ------
Ratio                       Minimum        1997    1996        1996
----------------------      -------       ------  ------      ------

  Leverage Ratio              3%            8.57     8.92        8.63
  Risk Based Capital
    Tier 1 (core)             4%           14.56    15.14       14.74
    Tier 2 (total)            8%           15.81    16.35       15.95



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

     The information presented in the following Interest Rate Risk table contains assumptions and estimates used by management in determining repricing characteristics and maturity distributions. As noted in the following table, the cumulative gap at one year is approximately $(18,750,000), which indicates the corporation's interest bearing liabilities are more than earning assets at June 30, 1997. As the table presented is as of a point in time and conditions change on a daily basis, any conclusions made may not be indicative of future results.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Interest Rate Risk - continued
------------------------------

Interest Rate Risk Table  - June 30, 1997

                                    (less                          (greater      Non-
                                    than) 3   3 - 12      1 - 3     than)3     Interest
                                    Months    Months      Years     Years      Bearing     Total
                                   --------  --------    --------  --------    --------  --------
ASSETS:
Fed Funds Sold                     $  1,986  $      -    $      -  $      -    $      -  $  1,986
Investments                           4,123     7,880      19,875    22,208                54,086
Loans                                 7,946    15,553      26,276    36,025         343    86,143
Other Assets                             81                                       9,515     9,596
Allowance for Loan
 and Lease Losses                                                                (1,190)   (1,190)
                                   --------  --------    --------  --------    --------  --------

TOTAL ASSETS:                      $ 14,136  $ 23,433    $ 46,151  $ 58,233    $  8,668  $150,621
                                   ========  ========    ========  ========    ========  ========


NOW                                $  1,102  $  3,302    $  3,440  $ 14,141    $         $ 21,985
MMDA                                  8,244                                                 8,244
SAVINGS                               2,511     7,510       6,822    18,921                35,764
CD's (less than) 100,000              9,224    13,907      10,840    10,417                44,388
CD's (greater than) 100,000           3,457     3,909       2,293       774                10,433
Demand Deposits                                                                  12,590    12,590
Other Liabilities                                                                   759       759
Repurchase Agreements                 3,153                                                 3,153
Stockholders' Equity                                                             13,305    13,305
                                   --------  --------    --------  --------    --------  --------

TOTAL LIABILITIES
    AND CAPITAL:                   $ 27,691  $ 28,628    $ 23,395  $ 44,253    $ 26,654  $150,621
                                   ========  ========    ========  ========    ========  ========
GAP                                 (13,555)   (5,195)     22,756    13,980     (17,986)
GAP/ Total Assets                    (9.00%)   (3.45%)     15.11%     9.28%     (11.94%)
Cumulative GAP                      (13,555)  (18,750)      4,006    17,986           0
Cum. GAP/Total Assets                (9.00%)  (12.45%)      2.66%    11.94%        0.00%

The above analysis contains repricing and maturity assumptions and estimates used by management.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Liquidity
---------

     Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $48,564,245 classified as available for sale at June 30, 1997. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At June 30, 1997, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had a maximum borrowing capacity (MBC) amounting to $18,949,000 and $5,722,000, respectively, from the FHLB at prevailing interest rates, subject to satisfying the additional capital stock provisions, as defined, in their respective agreements with the FHLB. As of June 30, 1997, Progressive Bank, N.A. and Progressive Bank, N.A. - Buckhannon had an available line of $1,835,000 and $551,000, respectively, without purchasing any additional capital stock from the FHLB. As of June 30, 1997, there were no borrowings outstanding pursuant to these agreements.

     At June 30, 1997 and June 30, 1996, the Holding Company had outstanding loan commitments and unused lines of credit totaling $9,608,000 and $6,408,000, respectively. As of June 30, 1997, management placed a high probability for required funding within one year of approximately $7,294,000. Approximately $2,077,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

  d.  Inapplicable



Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------


(a)      Financial
         ----------

    The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended June 30, 1997, are incorporated by reference in Part I:


(b)      Reports on Form 8-K
         -------------------

     No reports on Form 8-K have been filed during the quarter ended June 30, 1997.


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

             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Ronald L. Solomon
              -----------------------------------------------
              Ronald L. Solomon
              President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              -----------------------------------------------
              Francie P. Reppy
              Controller



Dated:  July 29, 1997

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

10.7 Lease dated November 14, 1995 between Progressive Bank, N.A. Buckhannon and First West Virginia Bancorp, Inc and O.V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

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