Form 10-Q
period 1997-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 1997-11-13
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

    For the Quarterly Period Ended September 30, 1997

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

The number of shares outstanding of the issuer's common stock as of November 4, 1997:

Common Stock, $5.00 Par Value, shares outstanding    1,209,085 shares
----------------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                               September 30,      December 31,     September 30,
                                                                   1997              1996              1996
                                                              --------------    --------------    --------------
              ASSETS
Cash and Due From Banks                                       $    4,498,189    $    4,589,502   $     5,262,975
Due From Banks-interest bearing                                       88,112            81,558         1,058,330
                                                              --------------    --------------    --------------
     Total cash and cash equivalents                               4,586,301         4,671,060         6,321,305
Federal Funds Sold                                                 4,374,000         5,461,000         1,636,000
Investment Securities
   Available for Sale (at market value)                           47,933,408        44,875,887        46,281,258
   Held to Maturity - (market value of
   $4,777,946 at September 30, 1997;
   $5,587,466 at December 31, 1996;
   and $ 5,576,246 at September 30, 1996)                          4,719,493         5,564,302         5,576,457
Loans, net of unearned income                                     91,476,574        80,416,680        76,819,205
Less allowance for possible loan losses                           (1,197,027)       (1,160,302)       (1,182,238)
                                                              --------------    --------------    --------------
     Net loans                                                    90,279,547        79,256,378        75,636,967
Premises and equipment, net                                        3,105,589         3,249,425         3,314,612
Accrued income receivable                                          1,276,644           948,026         1,170,138
Other assets                                                         650,803           511,536           601,687
Intangible assets                                                      5,060             8,096            12,713
                                                              --------------    --------------    --------------
     Total assets                                             $  156,930,845    $  144,545,710    $  140,551,137
                                                               ==============   ==============    ==============

           LIABILITIES
Noninterest bearing deposits:
     Demand                                                   $   14,384,482   $    12,359,041   $    12,001,582
Interest bearing deposits:
     Demand                                                       23,022,897        23,560,313        24,754,656
     Savings                                                      43,892,293        38,219,101        38,384,091
     Time                                                         56,450,631        51,132,614        48,026,846
                                                              --------------    --------------    --------------
     Total deposits                                              137,750,303       125,271,069       123,167,175
                                                              --------------    --------------    --------------
Repurchase agreements                                              4,494,987         5,930,691         4,452,047
Accrued interest on deposits                                         419,828           385,289           319,854
Other liabilities                                                    469,646           309,383           321,663
                                                              --------------    --------------    --------------
     Total liabilities                                           143,134,764       131,896,432       128,260,739
                                                              --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 1,209,085 shares issued at September 30, 1997,
  806,107 shares issued at December 31, 1996, and
  775,268 shares issued at September 30, 1996                      6,045,425         4,030,535         3,876,340
Surplus                                                            3,764,000         3,764,000         3,166,340
Retained Earnings                                                  3,890,518         4,935,303         5,409,335
Net Unrealized Gain (Loss) on securities available for sale           96,138           (80,560)         (161,617)
                                                              --------------    --------------    --------------
     Total stockholders' equity                                   13,796,081        12,649,278        12,290,398
                                                              --------------    --------------    --------------
     Total liabilities and stockholders' equity               $  156,930,845    $  144,545,710    $  140,551,137
                                                              ==============    ==============    ==============


The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME



                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                       1997           1996             1997            1996
                                                    ----------      ----------       ----------       ----------
                                                           (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                          $2,019,749      $1,704,911       $5,682,446       $4,955,222
   Tax-exempt                                           35,099          27,242           88,472           78,289
Investment securities:
   Taxable                                             749,512         662,236        2,210,926        1,891,269
   Tax-exempt                                           63,831          63,384          200,798          180,650
Dividends                                                6,109           5,203           16,654           15,135
Interest on deposits in banks                            3,564          26,246           27,793           74,484
Interest on federal funds sold                          76,858          66,998          271,137          207,003
                                                    ----------      ----------       ----------       ----------
       Total interest income                         2,954,722       2,556,220        8,498,226        7,402,052
INTEREST EXPENSE
Deposits                                             1,185,351         951,633        3,331,075        2,789,668
Other borrowings                                        38,834          42,069          142,431           78,799
                                                    ----------      ----------       ----------       ----------
       Total interest expense                        1,224,185         993,702        3,473,506        2,868,467
                                                    ----------      ----------       ----------       ----------
       Net interest income                           1,730,537       1,562,518        5,024,720        4,533,585
PROVISION FOR POSSIBLE LOAN LOSSES                      34,500          16,800           96,000           45,600
                                                    ----------      ----------       ----------       ----------
       Net interest income after provision
       for possible loan losses                      1,696,037       1,545,718        4,928,720        4,487,985
NONINTEREST INCOME
Service charges                                        108,016          97,511          304,057          270,933
Securities gains (losses)                                   --              --              --              (711)
Other operating income                                  54,132          47,927          173,810          145,363
                                                    ----------      ----------       ----------       ----------
       Total noninterest income                        162,148         145,438          477,867          415,585
NONINTEREST EXPENSES
Salary and employee benefits                           569,043         535,426        1,711,545        1,573,827
Net occupancy and equipment expenses                   212,594         204,627          613,460          625,115
Other operating expenses                               324,239         294,780          905,193          884,179
                                                    ----------      ----------       ----------       ----------
       Total noninterest expense                     1,105,876       1,034,833        3,230,198        3,083,121
                                                    ----------      ----------       ----------       ----------

       Income before income taxes                      752,309         656,323        2,176,389        1,820,449
                                                    ----------      ----------       ----------       ----------
INCOME TAXES                                           249,632         221,277          722,620          605,765
                                                    ----------      ----------       ----------       ----------
       Net income                                   $  502,677      $  435,046       $1,453,769       $1,214,684
                                                    ==========      ==========       ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                  1,209,085       1,209,085        1,209,085        1,209,085
                                                    ==========      ==========       ==========       ==========
EARNINGS PER COMMON SHARE *                         $     0.42      $     0.36       $     1.20       $     1.01
                                                    ==========      ==========       ==========       ==========

[FN]
* Restated to reflect a 3 for 2 stock split effected in the form of a 50% common stock dividend, payable October 27, 1997 to shareholders of record October 1, 1997.

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                          Net Unrealized
                                                                                          Gain (Loss) on
                                                                                            Securities
                                           Common                           Retained        Available
                                           Stock           Surplus          Earnings         for Sale          Total
                                        ------------     ------------     ------------     ------------     ------------

Balance, December 31, 1996              $  4,030,535     $  3,764,000     $  4,935,303     $    (80,560)    $ 12,649,278
Net income for the nine months
   ended September 30, 1997                       --                -        1,453,769                -        1,453,769
Cash dividend
   ($ .40 per share)                              --                -         (483,664)               -         (483,664)
50% Common Stock Dividend                  2,014,890                -       (2,014,890)               -                -
Change in fair value of securities
    available for sale,
    net of deferred tax                            -                -                -          176,698          176,698
                                        ------------     ------------     ------------     ------------     ------------
Balance, September 30, 1997 (Unaudited) $  6,045,425     $  3,764,000     $  3,890,518     $     96,138     $ 13,796,081
                                        ============     ============     ============     ============     ============




Balance, December 31, 1995              $  3,876,340     $  3,166,340     $  4,621,049     $     45,478     $ 11,709,207
Net income for the nine months
   ended September 30, 1996                        -                -        1,214,684                -        1,214,684
Cash dividend
   ($ .35 per share)                               -                -         (426,398)               -         (426,398)
Change in fair value of securities
    available for sale,
    net of deferred tax                            -                -                -         (207,095)        (207,095)
                                        ------------     ------------     ------------     ------------     ------------
Balance, September 30, 1996 (Unaudited) $  3,876,340     $  3,166,340     $  5,409,335     $   (161,617)    $ 12,290,398
                                        ============     ============     ============     ============     ============

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                              1997                1996
                                                          -------------       -------------
                                                           (Unaudited)         (Unaudited)

OPERATING ACTIVITIES
Net Income                                                $   1,453,769       $   1,214,684
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                     96,000              45,600
   Depreciation and amortization
                                                                276,002             292,576
   Amortization of investment securities, net                   (33,855)             (2,661)
   Investment security losses (gains)                                 -                 711
   Decrease (increase) in interest receivable                  (328,618)           (246,815)
   Increase (decrease) in interest payable                       34,539               5,247
     Other, net                                                 (80,803)             47,493
                                                          -------------       -------------
       Net cash provided by operating activities              1,417,034           1,356,835
                                                          -------------       -------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                 1,087,000             642,000
Net (increase) decrease in loans, net of charge offs        (11,130,037)         (4,848,489)
Proceeds from sales of securities available for sale                  -           1,250,156
Proceeds from maturities of securities available for sale    10,250,000          11,925,000
Proceeds from maturities of securities held to maturity       2,000,000             225,000
Principal collected on mortgage-backed securities               620,678             304,470
Purchases of securities available for sale                  (13,607,139)        (19,083,582)
Purchases of securities held to maturity                     (1,163,900)           (806,587)
Recoveries on loans previously charged-off                       10,868              23,505
Purchases of premises and equipment                            (129,130)           (477,314)
                                                          -------------       -------------
       Net cash used by investing activities                (12,061,660)        (10,845,841)
                                                          -------------       -------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                          12,479,235           8,272,021
Dividends paid                                                 (483,664)           (426,397)
Increase (decrease) in short term borrowings                 (1,435,704)          3,702,823
                                                          -------------       -------------
       Net cash provided by financing activities          $  10,559,867       $  11,548,447
                                                          -------------       -------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (84,759)          2,059,441
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                        4,671,060           4,261,864
                                                          -------------       -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $   4,586,301       $   6,321,305
                                                          =============       =============

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997 AND 1996



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

2. On September 9, 1997, the corporation declared a 3 for 2 stock split in the effect of a fifty percent (50%) common stock dividend to stockholders of record on October 1, 1997, payable October 27, 1997. Accordingly, the corporation issued 402,978 shares of common stock. The stock dividend increased common stock and reduced retained earnings by $2,014,890. The average shares outstanding and per share amounts have been restated to reflect the stock dividend.


3. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

4. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                     First West Virginia Bancorp, Inc.
    Management's Discussion and Analysis of the Financial Condition and
                   Results of Holding Company Operations
      ---------------------------------------------------------------

          First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended September 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1996 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW
--------

          The Holding Company reported net income of $502,677, an increase of $67,631 or 15.5%, for the three months ended September 30, 1997 as compared to the same period during 1996. The increase in earnings during the third quarter of 1997 over 1996 can be primarily attributed to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Net interest income increased $168,019 or 10.8%, for the three months ended September 30, 1997 as compared to the same period in 1996. During the three month period ended September 30, 1997, net interest income increased primarily due to the increased interest earned on the average volume of loans and investments, offset by the increased interest paid on the average volume of time deposits. The increase in noninterest expenses can be attributed primarily to increased salary and employee benefits.

          Net income for the nine months ended September 30, 1997 was $1,453,769 compared to $1,214,684 for the same period during 1996. The increase in earnings for the nine months ended September 30, 1997 as compared to the same period in 1996 was primarily due to increased net interest income and noninterest income, offset in part by increased noninterest expenses and the provision for loan losses. During the nine month period ended September 30, 1997, the increase in net interest income was primarily due to the increased interest earned on the average volume of loans and investment securities, offset in part by the increase in the interest paid on the average volume of time deposits. The increase in noninterest expenses can be primarily attributed to increased salary and employee benefits.

          Earnings per share were $.42 in the third quarter of 1997, an increase of 16.7% over the $.36 earned during the third quarter of 1996. For the first nine months of 1997, earnings per share were $1.20, an increase of 18.8%, as compared to $1.01 earned during the same period during 1996.

          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA increased during the three month period ended September 30, 1997 to 1.29%, up from 1.24% in 1996. For the nine months ended September 30, 1997 and 1996, the ROA was 1.28% and 1.20%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 14.69% for the three months ended September 30, 1997 and 14.38% at September 30, 1996. For the nine months ended September 30, 1997 compared to September 30, 1996, ROE was 14.81% and 13.67%, respectively.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                       First West Virginia Bancorp, Inc.

                                       Three months ended        Nine months ended                 Years ended
                                         September 30,             September 30,                   December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                        1997         1996         1997         1996       1996         1995         1994
                                     ---------     --------    ---------    --------    ---------    ---------    --------

SUMMARY OF OPERATIONS
   Total interest income             $   2,955     $  2,556    $   8,498    $  7,402    $  10,067    $   8,937    $  7,783
   Total interest expense                1,224          993        3,474       2,868        3,925        3,421       2,868
   Net interest income                   1,731        1,563        5,024       4,534        6,142        5,516       4,915
   Provision for loan losses                35           17           96          46           71           50          77
   Total other income                      162          145          478         415          550          720         725
   Total other expenses                  1,106        1,035        3,230       3,083        4,164        3,988       3,641
   Income before income taxes              752          656        2,176       1,820        2,457        2,198       1,922
   Net income                              503          435        1,454       1,215        1,644        1,470       1,288

PER SHARE DATA (1)
   Net income                        $    0.42     $   0.36    $    1.20    $   1.01    $    1.36    $    1.22        1.07
   Cash dividends declared (2)            0.13         0.12         0.40        0.35         0.47         0.34        0.37
   Book value per share                  11.41        10.17        11.41       10.17        10.46         9.68        8.58

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  88,575     $ 75,235    $  84,120    $ 73,071    $  74,469    $  66,058    $ 56,991
   Investment securities                52,824       50,002       52,641      47,836       48,557       46,020      50,282
   Deposits - Interest Bearing         123,226      109,932      119,646     107,902      112,768      100,488      95,980
   Long-term debt                           --           --           --          --           --           --          44
   Stockholders' equity                 13,583       12,038       13,128      11,874       12,186       11,170      10,253
   Total Assets                        155,139      139,862      151,860     135,513      137,810      124,145     117,996

SELECTED RATIOS
   Return on average assets              1.29%        1.24%        1.28%       1.20%        1.19%        1.18%       1.09%
   Return on average equity             14.69%       14.38%       14.81%      13.67%       13.49%       13.16%      12.56%
   Average equity to average assets      8.76%        8.61%        8.64%       8.76%        8.84%        9.00%       8.69%
   Dividend payout ratio (1) (2)        30.95%       33.33%       33.33%      34.65%       34.56%       27.87%      34.58%
   Loan to Deposit ratio                66.41%       62.37%       66.41%      62.37%       64.19%       62.67%      58.32%




BALANCE SHEET                          September 30,                    December 31,
                                   --------------------      -------------------------------
                                     1997       1996           1996        1995       1994
                                   ---------  ---------      ---------  ---------  ---------

   Investments                     $  52,653  $  51,858      $  50,440  $  45,996  $  45,551
   Loans                              91,477     76,819         80,417     72,006     61,667
   Other Assets                       12,801     11,874         13,689      9,953      9,445
                                   ---------  ---------      ---------  ---------  ---------
      Total Assets                 $ 156,931  $ 140,551      $ 144,546  $ 127,955  $ 116,663
                                   =========  =========      =========  =========  =========
   Deposits                        $ 137,750  $ 123,167      $ 125,271  $ 114,895  $ 105,730
   Repurchase agreements               4,495      4,452          5,931        749        105
   Other Liabilities                     890        642            695        602        460
   Shareholders' Equity               13,796     12,290         12,649     11,709     10,368
                                   ---------  ---------      ---------  ---------  ---------
      Total Liabilities and
      Shareholders' Equity         $ 156,931  $ 140,551      $ 144,546  $ 127,955  $ 116,663
                                   =========  =========      =========  =========  =========

[FN]
(1) Adjusted for the 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend, declared September 9, 1997, payable on October 27, 1997 to shareholders of record as of October 1, 1997; the 4 percent common stock dividend to stockholders of record as of December 2, 1996; a 2 percent common stock dividend to stockholders of record as of December 1, 1995; and the two-for-one stock split effective April 15, 1994.


(2) Cash dividends and the related payout ratio are based on historical results of the Holding Company and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Earnings Analysis
Net Interest Income
-------------------
          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996, respectively.

          Net interest income increased $168,019 or 10.8%, during the three month period ended September 30, 1997 as compared to 1996. The increase in net interest income resulted primarily from the increased interest earned on loans and investment securities offset in part by the increased interest paid on time deposits. Interest and fees on loans increased $322,695 or 18.6% during the three month period ended September 30, 1997 as compared to the same period in 1996 due to the increase in average loan volume. Interest and dividend income on investment securities increased $88,629, or 12.1% for the three months ended September 30, 1997 as compared to the same period in 1996. Interest expense increased $230,483 or 23.2%, during the three month period ended September 30, 1997, as compared to the same period in 1996 primarily due to the increase in the average volume of time deposits.

          For the nine months ended September 30, 1997, net interest income increased $491,135 or 10.8%, as compared to 1996. This increase was largely due to the increase in the interest earned on loans and investment securities offset in part by the increase in the interest paid on time deposits. Comparing the nine month period ended September 30, 1997 to the same period in 1996, interest and fees on loans increased $737,407 or 14.6% primarily due to the increase in the average loan volume. The increase in the average volume of investment securities also contributed to the increase in net interest income. For the nine months ended September 30, 1997, interest and dividends on investment securities increased $341,324 or 16.4% as compared to the same period in 1996. Interest expense for the nine months ended September 30, 1997 increased $605,039 or 21.1% primarily due to the increase in the average volume of time deposits.

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

          For the quarter ended September 30, 1997, the provision for possible loan losses was $34,500, compared to $16,800 at September 30, 1996. Net charge offs were approximately $27,000 and $16,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, the provision for loan losses was $96,000 compared to $45,600 at September 30, 1996. Net charge offs were approximately $59,000 and $12,000 for the nine months ended September 30, 1997 and 1996, respectively. Total non-performing loans, comprised of past due 90 days or more, renegotiated loans, non-accrual loans, and other real estate owned were approximately $1,044,000 at September 30, 1997 and $1,238,000 at September 30, 1996.

Non-Interest Income
-------------------

          Service charges represent the major component of non-interest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $10,505 or 10.8%, during the three months ended September 30, 1997 as compared to the same period of the prior year. For the nine months ended September 30, 1997, service charges increased $33,124 or 12.2% as compared to the same period in 1996.

          Sales of securities by the subsidiary banks are generally limited to the needs established under the liquidity policies. There were no investment securities gains or losses during the three and nine month periods ended September 30, 1997. There were no securities gains or losses during the three month period ended September 30, 1996. For the nine months ended September 30, 1996, securities losses were $711 and were attributable to the sales of securities available for sale by a subsidiary bank.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 1997 and 1996. Average balance sheet information as of September 30, 1997 and September 30, 1996 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 1997 and 1996.


                                                      For the Three                               For the Three
                                                      Months ended                                Months ended
                                                    September 30, 1997                          September 30, 1996
                                            ---------------------------------          ---------------------------------
                                             Average                  Average           Average                  Average
                                             Volume      Interest      Rate             Volume      Interest      Rate
                                            ---------   ---------     -------          ---------   ---------     -------

ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                    $  46,211   $     738       6.34%          $  43,657   $     644       5.87%
   Obligations of states and
     political subdivisions                     5,381          64       4.72%              5,010          63       5.00%
   Other securities                             1,232          18       5.80%              1,335          24       7.15%
   Interest bearing deposits                      201           3       5.92%              2,063          26       5.01%
Federal funds sold                              5,564          77       5.49%              5,057          67       5.27%
Loans, net of unearned income                  88,575       2,055       9.20%             75,235       1,732       9.16%
                                            ---------   ---------     -------          ---------   ---------     -------
   Total interest earning assets              147,164       2,955       7.97%            132,357       2,556       7.68%

Cash and due from banks                         4,193                                      4,073
Bank premises and equipment                     3,140                                      3,365
Other assets                                    1,843                                      1,242
Allowance for possible loan losses             (1,201)                                    (1,175)
                                            ---------                                  ---------
   Total Assets                             $ 155,139                                  $ 139,862
                                            =========                                  =========
LIABILITIES
Certificates of deposit                     $  55,893   $     757       5.37%          $  46,540   $     577       4.93%
Savings deposits                               43,779         302       2.74%             39,099         245       2.49%
Interest bearing demand deposits               23,554         126       2.12%             24,293         130       2.13%
Federal funds purchased and
   Repurchase agreements                        4,129          39       3.75%              4,888          42       3.42%
Long-term debt                                      -           -           -                  -           -           -
                                            ---------   ---------     -------          ---------   ---------     -------
   Total interest bearing liabilities         127,355       1,224       3.81%            114,820         994       3.44%
Demand deposits                                13,231                                     12,269
Other liabilities                                 970                                        735
                                            ---------                                  ---------
   Total Liabilities                          141,556                                    127,824
SHAREHOLDERS' EQUITY                           13,583                                     12,038
                                            ---------                                  ---------
   Total Liabilities
      and Shareholders' Equity              $ 155,139                                  $ 139,862
                                            =========                                  =========
Net interest revenue as a percentage of
   average earning assets                               $   1,731       4.67%                      $   1,562       4.69%
                                                        =========     =======                      =========     =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 1997 and 1996, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                  $   5,381   $     107       7.86%          $   5,010   $     105       8.34%
     Loans                                     88,575       2,078       9.31%             75,235       1,750       9.26%
                                            =========   =========     =======          =========   =========     =======

   Total interest earning assets            $ 147,164   $   3,021       8.14%          $ 132,357   $   2,616       7.86%
                                            =========   =========     =======          =========   =========     =======

   Net interest revenue as a percentage
     of average earning assets                             $1,797       4.84%                      $   1,622       4.88%
                                                        =========     =======                      =========     =======


                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 1997 and September 30, 1996 and the year ended December 31, 1996. Average balance sheet information as of September 30, 1997 and September 30, 1996 and the year ended December 31, 1996 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 1997 and 1996.



                                                For the Nine                                                For the Nine
                                                Months ended                                                Months ended
                                             September 30, 1997             December 31, 1996            September 30, 1996
                                       ----------------------------    ---------------------------   ---------------------------
                                        Average              Average   Average             Average   Average              Average
                                        Volume    Interest    Rate     Volume    Interest    Rate    Volume    Interest    Rate
                                        --------  --------   ------    --------  --------   ------   --------  --------   ------
                                                                        (expressed in thousands)

ASSETS:
Investment securities:
 U.S. Treasury and other U.S.
   Government agencies                  $ 45,904  $  2,174    6.33%    $ 42,203  $  2,501    5.93%   $ 41,510  $  1,824    5.87%
 Obligations of states and
   political subdivisions                  5,551       201    4.84%       4,869       247    5.07%      4,736       181    5.11%
 Other securities                          1,186        54    6.09%       1,485       101    6.80%      1,590        82    6.89%
 Interest bearing deposits                   680        27    5.31%       1,556        81    5.21%      1,917        74    5.16%
Federal funds sold                         6,702       271    5.41%       5,590       295    5.28%      5,220       207    5.30%
Loans, net of unearned income             84,120     5,771    9.17%      74,469     6,842    9.19%     73,071     5,034    9.20%
                                        --------  --------   ------    --------  --------   ------   --------  --------   ------
 Total interest earning assets           144,143     8,498    7.88%     130,172    10,067    7.73%    128,044     7,402    7.72%

Cash and due from banks                    4,086                          4,000                         3,997
Bank premises and equipment                3,192                          3,313                         3,321
Other assets                               1,623                          1,496                         1,322
Allowance for possible loan losses        (1,184)                        (1,171)                       (1,171)
                                        --------                       --------                      --------
 Total Assets                           $151,860                       $137,810                      $135,513
                                        ========                       ========                      ========

LIABILITIES
Certificates of deposit                 $ 54,395   $ 2,149    5.28%    $ 45,579  $  2,286    5.02%   $ 44,138  $  1,647    4.98%
Savings deposits                          40,838       796    2.61%      39,594       997    2.52%     40,091       758    2.53%
Interest bearing demand deposits          24,412       387    2.12%      23,880       515    2.16%     23,673       384    2.17%
Federal funds purchased and
   Repurchase agreements                   5,193       142    3.66%       3,715       127    3.42%      3,089        79    3.42%
                                        --------  --------   ------    --------  --------   ------   --------  --------   ------
 Total interest bearing liabilities      124,838     3,474    3.72%     112,768     3,925    3.48%    110,991     2,868    3.45%
Demand deposits                           12,983                         12,128                        11,943
Other liabilities                            911                            728                           705
                                        --------                       --------                      --------
 Total Liabilities                       138,732                        125,624                       123,639
SHAREHOLDERS' EQUITY                      13,128                         12,186                        11,874
                                        --------                       --------                      --------
 Total Liabilities
    and Shareholders' Equity            $151,860                       $137,810                      $135,513
                                        ========                       ========                      ========

Net interest revenue as a percentage of
 average earning assets                           $  5,024    4.66%              $  6,142    4.72%             $ 4,534     4.73%
                                                  ========   ======              ========   ======             =======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined
Federal and State corporate income tax rate of 40% for the nine months ended September 30, 1997 and 1996 and the year ended December 31, 1996.
respectively.  The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities               $  5,551  $    335    8.07%    $  4,869   $    412   8.46%   $  4,736  $    302    8.51%
    Loans                                 84,120     5,830    9.27%      74,469      6,912   9.28%     73,071     5,086    9.30%
                                        ========  ========   ======    ========   ========  ======   ========  ========   ======
 Total interest earning assets          $144,143  $  8,691    8.06%    $130,172   $ 10,302   7.91%   $128,044  $  7,575    7.90%
                                        ========  ========   ======    ========   ========  ======   ========  ========   ======

Net interest revenue as a percentage
 of average earning assets                        $  5,217    4.84%               $  6,377   4.90%             $ 4,707     4.91%
                                                  ========   ======               ========  ======             =======    ======

--------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Non-Interest Income - continued
-------------------------------

          Other operating income is comprised of fees from safe deposit box rentals, sales of cashier's checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, and credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended September 30, 1997 other operating income was $54,132, an increase of $6,205 or 12.9% over the same period in 1996. For the nine month period ended September 30, 1997, other operating income was $173,810, an increase of $28,447 or 19.6%, over the same period in 1996.

Non-Interest Expense
--------------------

          Salary and employee benefits is the largest component of non-interest expense. During the quarter ended September 30, 1997, salary and employee benefits increased $33,617 or 6.3% as compared to the same period of the prior year. For the nine month period ended September 30, 1997, as compared to the same period in 1996, salary and employee benefits increased $137,718 or 8.8%. The increase in salary and benefits was primarily due to the normal annual merit adjustments in salaries.

          During the third quarter of 1997, net occupancy and equipment expense increased 3.9% as compared to the same period in the prior year. For the nine month period ended September 30, 1997, net occupancy and equipment expenses decreased $11,655 or 1.9%, as compared to the same period in 1996.

          The major components of other operating expenses include: directors fees, stationery and supplies, service expense, other taxes, postage and transportation, and advertising expense. Other operating expenses were up $29,459 or 10.0%, for the three month period ended September 30, 1997 as compared to the same period in the prior year. For the nine months ended September 30, 1997, other operating expenses increased $21,014 or 2.4% as compared to the same period in 1996.


Income Taxes
------------

          Income tax expense for the three month period ended September 30, 1997 was $249,632, an increase of $28,355 over the same period in 1996. The increase was primarily due to the increase in pre-taxable income of $95,986. For the nine month period ended September 30, 1997, income tax expense was $722,620, an increase of $116,855 over the same period in 1996. The increase was primarily due to the increase in pre-taxable income of $355,940.

          For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $98,930 and $90,626 for the three month period ended September 30, 1997 and 1996, respectively. For the nine month period ended September 30, 1997 and 1996, tax exempt income was $289,270 and $258,939, respectively.

          Federal income tax rates were consistent at 34% for the quarter ended September 30, 1997 and 1996. West Virginia corporate net income tax rates also were consistent at 9.0% in 1997 and 1996.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Balance Sheet Analysis

Investments
-----------

          In total, investment securities increased by $795,186 or 1.5% from $51,857,715 at September 30, 1996, to $52,652,901 at September 30, 1997. The
investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio is comprised of U.S. Treasury securities, U.S. Government corporations and agencies securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 90.1% of total securities at September 30, 1997, as compared to 89.8% at September 30, 1996. The corporation does not have any issues in the investment portfolio which exceed 10% of stockholders' equity as of September 30, 1997. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

          As of September 30, 1997, the corporation had approximately 91% of the investment portfolio classified as available for sale, while 9% was classified as held to maturity.

          As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. The carrying value of securities available for sale was increased by $152,527 at September 30, 1997 and reduced by $253,517 at September 30, 1996. The market value of securities classified as held to maturity was above book value by $58,453 at September 30, 1997 and below book value by $211 at September 30, 1996.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio

Book values of investment securities at September 30, 1997 and 1996 and at December 31, 1996 are as follows
(in thousands)  (Unaudited):


                                        September 30,    December 31,   September 30,
                                            1997            1996            1996
                                          --------        --------        --------

  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies         $      -        $    800        $    800
  Obligations of states
        and political subdivisions           4,720           4,764           4,777
                                          --------        --------        --------
            Total held to maturity        $  4,720        $  5,564        $  5,577
                                          --------        --------        --------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           40,897        $ 39,495        $ 41,813
  Obligations of states
        and political subdivisions             514             507             503
  Corporate debt securities                  1,202             614             849
  Mortgage-backed securities                 4,698           3,741           2,598
  Equity Securities                            622             519             518
                                          --------        --------        --------
            Total available for sale        47,933          44,876          46,281
                                          --------        --------        --------
            Total                         $ 52,653        $ 50,440        $ 51,858
                                          ========        ========        ========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 1997 and December 31, 1996 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.


                                               September 30, 1997                                December 31, 1996
                                 --------------------------------------------      --------------------------------------------
                                      Securities              Securities                Securities               Securities
                                  Held to Maturity        Available for Sale        Held to Maturity        Available for Sale
                                 -------------------      -------------------      -------------------      -------------------
                                  Amount      Yield        Amount      Yield        Amount      Yield         Amount     Yield
                                 ---------    ------      ---------    ------      ---------    ------      ---------    ------
                                                     (Unaudited)

U.S. Treasury and other U.S.
   Government Agencies
  Within One Year                $       -        -%      $   8,346     6.17%      $       -        -%      $   6,714     5.74%
  After One But
     Within Five Years                   -        -          29,292     6.34             800     5.02          29,280     6.27
  After Five But
     Within Ten Years                    -        -           3,259     7.09               -        -           3,501     6.83
  After Ten Years                        -        -               -        -               -        -               -        -
                                 ---------    ------      ---------    ------      ---------    ------      ---------    ------
                                         -        -          40,897     6.37             800     5.02          39,495     6.23

States & Political Subdivisions

  Within One Year                      338     6.25               -        -             200     7.57               -        -
  After One But
     Within Five Years               2,742     7.17               -        -           2,723     7.53               -        -
  After Five But
     Within Ten Years                1,477     7.37             514     7.48           1,678     7.89             507     7.58
  After Ten Years                      163     7.72               -        -             163     7.72               -        -
                                 ---------    ------      ---------    ------      ---------    ------      ---------    ------
                                     4,720     7.19             514     7.48           4,764     7.66             507     7.58

Corporate Debt Securities

  Within One Year                        -        -             993     5.65               -        -             404     7.60
  After One But
     Within Five Years                   -        -             209     7.81               -        -             210     7.78
                                 ---------    ------      ---------    ------      ---------    ------      ---------    ------
                                         -        -           1,202     6.03               -        -             614     7.66

Mortgage-Backed Securities               -        -           4,698     6.67               -        -           3,741     6.95

Equity Securities                        -        -             622     5.44               -        -             519     6.15

                                 ---------    ------      ---------    ------      ---------    ------      ---------    ------

  Total                          $   4,720     7.19%      $  47,933     6.39%      $   5,564     7.28%      $  44,876     6.32%
                                 =========    ======      =========    ======      =========    ======      =========    ======



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Loans
-----

          Loans increased as of September 30, 1997 as compared to September 30, 1996 as loans outstanding increased $14,657,369 or 19.1%, to $91,476,574.
The loan growth can be attributed primarily to increases in installment loans, commercial loans and residential real estate loans which increased approximately $5,385,000, $5,110,000, and $3,433,000, respectively. Loan growth was funded principally through the increase in deposits. The loan to deposit ratio at September 30, 1997 was 66.4% which was higher than the 62.4% reported at September 30, 1996.

          Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-four percent (24%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from September 30, 1996 to September 30, 1997 were a 3% increase in installment loans, a 1% decrease in commercial loans, and a 2% decrease in real estate loans.

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

          Total non-performing loans decreased 15.7% to $1,044,000 at September 30, 1997 as compared to $1,238,000 at September 30, 1996. Loans classified as non-accrual decreased $96,000 to $288,000 or .3% of total loans as of September 30, 1997, as compared to $384,000 or .5% of total loans at September 30, 1996. There were no loans classified as renegotiated as of September 30, 1997 and 1996, respectively. The loans past due 90 days or more decreased $134,000 to $671,000 at September 30, 1997 as compared to $805,000 at September 30, 1996. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                    September 30,         December 31,
                              ------------------------    ----------
                                 1997          1996          1996
                              ----------    ----------    ----------

Real Estate-Residential
Real estate-construction      $      333    $      199    $      418
Real estate-farmland                 129            13            12
Real estate-residential           31,350        28,167        28,920
                              ----------    ----------    ----------
                              $   31,812    $   28,379    $   29,350
                              ----------    ----------    ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential    $   22,878    $   20,233    $   21,145
Commercial & industrial           11,948         9,483        10,338
                              ----------    ----------    ----------
                              $   34,826    $   29,716    $   31,483
                              ----------    ----------    ----------

     Installment
Installment and other
   loans to individuals       $   21,657    $   16,272    $   17,379
                              ----------    ----------    ----------

       Others
Nonrated industrial
   development obligations    $    3,172    $    1,798    $    1,593
Direct Financing Leases               93           351           334
Other loans                           21           394           368
                              ----------    ----------    ----------
                              $    3,286    $    2,543    $    2,295
                              ----------    ----------    ----------


Total                             91,581        76,910        80,507
Less unearned interest               104            91            90
                              ----------    ----------    ----------
                              $   91,477    $   76,819    $   80,417
                              ==========    ==========    ==========

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 1997 and December 31, 1996 (in thousands) (Unaudited):


                                            September 30, 1997
                                 ----------------------------------------
                                                 After one
                                   In one       Year Through      After
                                Year or Less     Five Years    Five Years
                                 -----------    -----------    -----------

  Commercial                     $     1,033     $    7,476    $     3,439
  Real Estate-construction               333              -              -
                                 -----------    -----------    -----------
     Total                       $     1,366    $     7,476    $     3,439
                                 ===========    ===========    ===========

                                            December 31, 1996
                                 ----------------------------------------
                                                 After one
                                   In one       Year Through      After
                                Year or Less     Five Years    Five Years
                                 -----------    -----------    -----------

  Commercial                     $       957    $     5,444    $     3,937
  Real Estate - construction             312             28             78
                                 -----------    -----------    -----------
     Total                       $     1,269    $     5,472    $     4,015
                                 ===========    ===========    ===========


The following table presents an analysis of fixed and variable rate loans as of September 30, 1997 and December 31, 1996 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                            September 30, 1997
                                 ----------------------------------------
                                                 After one
                                   In one       Year Through      After
                                Year or Less     Five Years    Five Years
                                 -----------    -----------    -----------


  Fixed Rates                    $       918    $     6,019    $     1,235
  Variable Rates                         448          1,457          2,204
                                 -----------    -----------    -----------
     Total                       $     1,366    $     7,476    $     3,439
                                 ===========    ===========    ===========



                                             December 31, 1996
                                 ----------------------------------------
                                                 After one
                                   In one       Year Through      After
                                Year or Less     Five Years    Five Years
                                 -----------    -----------    -----------

  Fixed Rates                    $       509    $     4,767    $     1,498
  Variable Rates                         760            705          2,517
                                 -----------    -----------    -----------
     Total                       $     1,269    $     5,472    $     4,015
                                 ===========    ===========    ===========

---------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Eight
Risk Elements
(UNAUDITED)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows ( in thousands):



                                     September 30,      December 31,
                                 ---------------------   ---------
                                    1997        1996        1996
                                 ---------   ---------   ---------

Past Due 90 Days or More:
  Real Estate-residential        $     532   $     146   $     250
  Commercial                            83         586           2
  Installment                           56          73          48
                                 ---------   ---------   ---------

                                 $     671   $     805   $     300
                                 ---------   ---------   ---------
Non-accrual:
  Real Estate-residential        $      80   $      61   $      26
  Commercial                           164         302         299
  Installment                           44          21          28
                                 ---------   ---------   ---------
                                 $     288   $     384   $     353
                                 ---------   ---------   ---------

Other Real Estate                $      85   $      49   $      49
                                 ---------   ---------   ---------

Total non-performing assets      $   1,044   $   1,238   $     702
                                 =========   =========   =========

Total non-performing assets
   to total loans and
   other real estate                 1.14%       1.61%       0.87%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $14,500 and $24,000 for the periods ended September 30, 1997 and 1996, respectively.

As of September 30, 1997, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.







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


Allowance for Possible Loan Losses
----------------------------------

          The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. Net loan charge offs were $59,000 and $12,000 at September 30, 1997 and 1996, respectively. The net charge offs during the nine month period ended September 30, 1997 were primarily consumer loans. The provision for loan losses was $34,500 during the three months ended September 30, 1997, as compared to $16,800 during the same period of the prior year.
The allowance for possible loan losses represented 1.3% and 1.5% of loans outstanding as of September 30, 1997 and September 30, 1996, respectively.
The ratio of loan losses to average outstanding loans at September 30, 1997 was .07% compared to .02% for September 30, 1996. The ratio of non-accrual loans plus loans delinquent more than 90 days to total loans was 1.0% and 1.5% at September 30, 1997 and September 30, 1996, respectively. Net loan charge-offs were 4.9% and 1.0% of the allowance for loan losses as of September 30, 1997 and September 30, 1996, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

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



                                      Summary of Loan Loss Experience
                                     ---------------------------------
                                        September 30,      December 31,
                                     ---------------------   ---------
                                        1997        1996        1996
                                     ---------   ---------   ---------

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                     $   1,160   $   1,149   $   1,149

Loans Charged Off:
  Real Estate-residential                   18           -          35
  Commercial                                 -           -           -
  Installment                               52          36          49
                                     ---------   ---------   ---------
                                            70          36          84

Recoveries:
  Real Estate-residential                    -           -           -
  Commercial                                 3           1           1
  Installment                                8          23          24
                                     ---------   ---------   ---------
                                            11          24          25


Net Charge-offs                             59          12          59

Additions Charged to Operations             96          45          70
                                     ---------   ---------   ---------

Balance at end of period:            $   1,197   $   1,182   $   1,160
                                     =========   =========   =========

Average Loans Outstanding            $  84,120   $  73,071   $  74,469
                                     =========   =========   =========

Ratio of net charge-offs
  to Average loans
  outstanding for the period              .07%        .02%        .08%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
  the period                             1.31%       1.54%       1.44%



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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1996 , and the nine month period ended September 30, 1997 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.


                  September 30,                                            December 31,
                  -------------      ------------------------------------------------------------------------------------------
                      1997                1996               1995              1994                 1993             1992
                  -------------      --------------     --------------     -------------      ---------------    --------------
                          Percent            Percent            Percent            Percent            Percent            Percent
                          of loans           of loans           of loans           of loans           of loans           of loans
                          in each            in each            in each            in each            in each            in each
                          category           category           category           category           category           category
                          to total           to total           to total           to total           to total           to total
                  Amount   loans     Amount   loans     Amount   loans     Amount   loans      Amount  loans     Amount   loans
                  ------   -----     ------   -----     ------   -----     ------   -----     ------   -----     ------   -----

Real estate-
  residential     $  194    34.7%    $  192    36.5%    $  215    39.9%    $  216    43.1%    $  216    43.1%    $  190    38.3%
Commercial           622    38.1        619    39.1        618    36.5        420    34.7        382    35.9        353    38.8
Installment          330    23.6        298    21.6        265    20.0        260    19.3        248    17.6        157    18.9
Others                20     3.6         20     2.8         20     3.6         20     2.9         20     3.4         20     4.0
Unallocated           31       -         31       -         31       -         31       -         30       -         30       -
                  ------   -----     ------   -----     ------   -----     ------   -----     ------   -----     ------   -----
Total             $1,197   100.0%    $1,160   100.0%    $1,149   100.0%    $  947   100.0%    $  896   100.0%    $  750   100.0%
                  ======   =====     ======   =====     ======   =====     ======   =====     ======   =====     ======   =====



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


                                   September 30, 1997
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ---------     --------
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit              $ 3,190             $      1,798     $       1,928        $   3,324     $ 10,240

                                        December 31, 1996
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ---------     --------
                                              (Expressed   in Thousands)

Time Certificates
  of Deposit              $ 4,683             $      1,237     $       1,447        $   3,108     $ 10,475


------------------------------------------------------------------------------

Table Twelve
Return on Equity and Assets


The following financial ratios are presented: (Unaudited)


                                                 Three months ended            Nine months ended        Year Ended
                                                     September 30,               September 30,         December 31,
                                                -----------------------     -----------------------     ---------
                                                  1997          1996           1997         1996          1996
                                                ---------     ---------     ---------     ---------     ---------

Return on Assets :
     (Net income/Average Total Assets)              1.29%         1.24%         1.28%         1.20%         1.19%

Return on Equity :
     (Net income/Average Shareholders Equity)      14.69%        14.38%        14.81%        13.67%        13.49%

Dividend Payout Ratio :
     (Dividend Declared Per Share/
       Net Income Per Share)                       30.95%        33.33%        33.33%        34.65%        34.56%

Equity to Asset Ratio :
     (Average Equity/Average Total Assets)          8.76%         8.61%         8.64%         8.76%         8.84%

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

          A stable core deposit base is the major source of funds for Holding Company subsidiaries. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the corporation's need for certain types of deposit growth. Total deposits were $137.8 million at September 30, 1997 as compared to $123.2 million at September 30, 1996, an increase of 11.8%. Deposit growth increased primarily in time deposits. Time deposits grew by $8.4 million or 17.5% at September 30, 1997 as compared to September 30, 1996. Special promotions offered by the subsidiary banks have contributed to the growth in time deposits.

          The increase in time deposits resulted in a change in the deposit mix during the third quarter of 1997 as compared to the same period of the prior year. At September 30, 1997, non-interest bearing demand deposits comprised 10.4% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89.6% of total deposits. The changes in the deposit mix from September 30, 1996 to September 30, 1997 were a 1% increase in noninterest bearing demand deposits and a 1% decrease in interest bearing deposits.


Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $4,494,987 at September 30, 1997, an increase of $42,940, as compared to September 30, 1996.


Capital Resources
-----------------

          A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. From September 30, 1996 to September 30, 1997, stockholders' equity increased 10.2%, entirely from current earnings after quarterly dividends, and increased 2.1% which resulted from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders equity amounted to 8.8% of total assets as of September 30, 1997, as compared to 8.7% at September 30, 1996.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


Capital Resources - continued
-----------------------------

   The following chart shows the regulatory capital levels for the company at September 30, 1997, September 30, 1996, and December 31, 1996:



                                            September 30,      Dec. 31
                                           ----------------    -------
Ratio                       Minimum          1997     1996       1996
----------------------      --------       -------  -------    -------

  Leverage Ratio               3%             8.60     9.00       8.63
  Risk Based Capital
    Tier 1 (core)              4%            13.99    14.96      14.74
    Tier 2 (total)             8%            15.24    16.17      15.95



          Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

Liquidity
---------

         Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $47,933,408 classified as available for sale at September 30, 1997. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At September 30, 1997, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had a maximum borrowing capacity (MBC) amounting to $19,092,000 and $6,002,000, respectively, from the FHLB at prevailing interest rates, subject to satisfying the additional capital stock provisions, as defined, in their respective agreements with the FHLB. As of September 30, 1997, Progressive Bank, N.A. and Progressive Bank, N.A. - Buckhannon had an available line of $1,835,000 and $551,000, respectively, without purchasing any additional capital stock from the FHLB. As of September 30, 1997, there were no borrowings outstanding pursuant to these agreements.

          At September 30, 1997 and September 30, 1996, the Holding Company had outstanding loan commitments and unused lines of credit totaling $7,631,000 and $8,306,000, respectively. As of September 30, 1997, management placed a high probability for required funding within one year of approximately $5,279,000. Approximately $2,063,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART II
                               OTHER INFORMATION


Item 1   Legal Proceedings
-------------------------------------------------------------------

          The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. However, there are no proceedings now pending or threatened before any court or administrative agency to which the Holding Company or its subsidiaries are a party or to which their property is subject.


Item 2   Changes in Securities
-------------------------------------------------------------------

  Inapplicable

Item 3   Defaults Upon Senior Securities
-------------------------------------------------------------------

  Inapplicable

Item 4   Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------

  a.  Inapplicable
  b.  Inapplicable
  c.  Inapplicable
  d.  Inapplicable

Item 5   Other Information
-------------------------------------------------------------------

  Inapplicable

Item 6   Exhibits and Reports on Form 8-K
-------------------------------------------------------------------

(a)      Financial
         ----------

          The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended September 30, 1997, are incorporated by reference in Part I:

(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended
September 30, 1997.

(c)      Exhibits
         --------
Exhibit
Number    Description
-------   -----------

27        Financial Data Schedule.  Filed herewith and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc
--------------------------------
         (Registrant)


                        By:  /s/ Ronald L. Solomon
                              -----------------------------
                              Ronald L. Solomon
                              President and Chief Executive Officer/Director


                        By:  /s/ Francie P. Reppy
                              ----------------------------------
                              Francie P. Reppy
                              Controller



Dated:  November 4, 1997