Form 10-K
period 1997-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 1998-03-30
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1997

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

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock  $5.00 Par Value                  American Stock Exchange


Securities to be registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 10, 1998, was $19,451,916.00. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 10, 1998:

Common Stock, $5.00 Par Value 1,209,085 shares
____________________________________________

The total number of pages are 108 ; Exhibit Index is located on page 20

DOCUMENTS INCORPORATED BY REFERENCE


                                            Part of Form 10-K
                                            into which Document
Documents                                   is incorporated
---------                                   -----------------------------

Portions of the Annual
Report to Shareholders                      Part II, Items 5, 6, 7, and 8;
of First West Virginia                      Part III, Item 13;
Bancorp, Inc. for the                       Part IV, Item 14
year ended December 31, 1997.               -----------------------------

Portions of First West                      Part III, Items 10,
Virginia Bancorp, Inc.'s                    11, 12, and 13
Proxy statement for the
1998 Annual Meeting
of Shareholders.                            -----------------------------

                                FORM 10-K INDEX
                                ---------------

PART I

Item 1    Business                                                          4

Item 2    Properties                                                       13

Item 3    Legal Proceedings                                                14

Item 4    Submission of Matters to a Vote of
           Security Holders                                                14

PART II

Item 5    Market for the Registrant's Common Stock and
           Related Stockholder Matters                                     14

Item 6    Selected Financial Data                                          15

Item 7    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      15

Item 8    Financial Statements and Supplementary Data                      16

Item 9    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                          16

PART III

Item 10   Directors and Executive Officers of
           Registrant                                                      16

Item 11   Executive Compensation                                           17

Item 12   Security Ownership of Certain Beneficial
           Owners and Management                                           17

Item 13   Certain Relationships and Related
           Transactions                                                    18

PART IV

Item 14    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                            18

           Signatures                                                      19

           Exhibit Index                                                   20

PART 1

Item 1     BUSINESS
-------------------

General
-------

        First West Virginia Bancorp, Inc. ("Holding Company"), was organized as a West Virginia business corporation on July 1, 1973 at the request of the Boards of Directors of the Bank of Warwood, N.A. and Community Savings Bank, N.A. for the purpose of becoming a bank holding company, under the Bank Holding Company Act of 1956, as amended. On December 30, 1974 the shareholders of those banks voted to become constituent banks of the Holding Company, which reorganization was subsequently accomplished in accordance with regulatory procedure, and the Holding Company thus became the first bank holding company in the state of West Virginia. Those banks later merged on
June 30, 1984 under the name "First West Virginia Bank, N.A."   In November,
1995, the subsidiary banks of the Holding Company adopted the Common Name of "Progressive Bank, N.A."

        At December 31, 1997, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A.- Buckhannon, in Buckhannon, West Virginia. Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke and Marshall counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, and has a full-service Automated Teller Machine (ATM) at West Liberty State College, Ohio county, West Liberty, West Virginia and one full-service office in Bellaire, Ohio. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A.- Bellaire now operates as a branch of Progressive Bank, N.A. Progressive Bank, N.A. had total assets of $128,477,209 as of December 31, 1997. Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A.- Buckhannon operates a full service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 1997, Progressive Bank, N.A.- Buckhannon had total assets of $27,312,080.

        Total Holding Company assets as of December 31, 1997, which include the assets of its operating subsidiary banks, were $156,142,583. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,209,085 shares were issued and outstanding as of December 31, 1997 to 416 shareholders. Shareholders' equity at that date was $14,128,995.

General Description of Business
-------------------------------

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

-------------------------------------------

        The majority of the bank's lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania. Approximately 80% of the bank's lending activities are around this area. The overall makeup of the region's economy continues to change from heavy industry to state-of-the-art manufacturing, information/service-based office operations, advanced technology/research and a growing tourism industry. This allows for diversification of the economy to one more balanced between goods producing firms and service producing companies. The Wheeling MSA has experienced modest growth. The United States Chamber of Commerce has projected an increase in the number of manufacturing jobs in this MSA up to the year 2000; projecting employment to increase by 26.4 percent over the same time period. In summary, the number of jobs produced in this regional economy have increased over the past few years. Unemployment is down from past years, although it still remains at a point above the national and state level. For the short term the outlook is for a modest but healthy growth to continue. Given the historical experience of economic difficulties that have prevailed in this region, unemployment and growth have been less favorable than the national averages. The region has also seen a decline in population and number of households as well as an increase in the average age of its population. As previously noted, several of these trends have begun to improve over the past several years; however, should unsatisfactory trends continue to persist, effects on the bank's loan demand, as well as the overall asset quality, could be adversely affected.

        Upshur County is located in the central section of West Virginia, approximately 150 miles from the bank's major area of concentration, and is not considered part of a Metropolitan area. Employment and population trends over the past few years have been somewhat erratic; however, overall trends in these areas have been positive. Per Capita income has historically been below both national and state levels. Service industries comprise the largest segment of employment in this region, with timber and state and local government making up the next two highest categories.

        First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 1997, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

        Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks' business are highly competitive. As of December 31, 1997 there were 6 commercial banks and 1 federally chartered savings bank operating in Wheeling in competition with Progressive Bank, N.A. In the Wellsburg area there was 1 commercial bank with 1 office and 1 federally chartered savings bank competing with the Wellsburg branch office of Progressive Bank, N.A. In the Moundsville area there were 2 commercial banks and 1 federally chartered savings bank competing with the Moundsville branch office. In the Bellaire area there was 1 commercial bank and 2 federally or state chartered savings banks. In the Buckhannon area there were 3 commercial banks competing with Progressive Bank, N.A.-Buckhannon. There were 3 commercial banks located in the Weston area. These entities, along with insurance companies, small loan companies, credit unions and the like compete with respect to their lending activities and also in attracting demand and time deposits, NOW accounts and money market funds. A comparison of total deposits and total assets indicates that Progressive Bank, N.A., Wheeling, ranks 5th in the Wheeling area, 3rd in the Wellsburg area, 4th in the Moundsville area among the commercial banks and savings and loan associations, and 4th in the Bellaire area. Progressive Bank, N.A.- Buckhannon ranks 3rd in the Buckhannon area and 4th in Weston.

Supervision and Regulation
--------------------------

        The Holding Company is subject to the provisions of the Federal Bank Holding Company Act of 1956, as amended, and to the supervision of the Board of Governors of the Federal Reserve System. The Bank Holding Company Act requires the Holding Company to secure the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control 5% or more of the voting shares of such bank. Similarly, a bank holding company is

--------------------------------------

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

Capital Requirements
--------------------

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

        As of December 31, 1997, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.

Federal Deposit Insurance Corporation Improvement Act of 1991
-------------------------------------------------------------


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

        Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk- based capital ratio of 6% or greater, and Leverage Ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any

-------------------------------------------------------------------------

capital measure); (ii) "adequately capitalized" if the institution has a total risk- based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulations also permit the OCC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution's examination report, after written notice.

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

Insurance of Deposits
---------------------

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

         During 1995, the FDIC Board of Directors reduced the assessment rates to BIF insured financial institutions. On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums paid by most BIF members as a result of achieving the designated reserve level of 1.25% of insured deposits. These assessment rates for BIF institutions were effective as of June 1, 1995, and ranged from .04% to .31% depending upon the assessment category into which the insured institution is placed. Under this assessment rate schedule for BIF institutions, the best rated institutions paid an annual rate of four cents per $100 of domestic deposits, which was down from the 23 cents per hundred in effect prior to June 1, 1995. The weakest institutions continued to pay the 31 cents per $100 of domestic deposits. On November 14, 1995, the FDIC Board of Directors again reduced the insurance premiums paid on deposits by BIF members. Assessment rates were lowered by 4% from the rates in effect at June 1, 1995, and were effective as of the first semiannual period in 1996. The new assessment rates ranged from 0% to 27%, subject to the statutory requirement that all BIF institutions pay at least $2,000 annually for FDIC insurance. Under this assessment rate schedule, the best rated institutions would pay the statutory annual minimum of $2,000, while the weakest institutions would pay an annual rate of 27 cents per $100 of domestic deposits.

---------------------------------

        On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In connection with the elimination of the mandatory minimum assessments, the Board decided to refund the minimum assessment of $500 paid by certain BIF insured institutions for the fourth quarter of 1996. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. Prior to enactment of this law, the Savings Association Insurance Fund (SAIF) member institutions were entirely responsible for the cost of funding these interest payments. The FICO assessment will fluctuate based on a defined rate applied to deposits held in periods after the date of legislation. The FICO assessment annual rate for BIF insured institutions is approximately 1.29 basis points on BIF-assessable deposits.

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

Employees
---------

        As of December 31, 1997, the Holding Company had 7 part-time employees. As of December 31, 1997, the subsidiary banks of the Holding Company had a total of 71 full-time employees and 14 part-time employees. No employees are union participants or subject to a collective bargaining agreement.


Interstate Banking
---------------------

        The Bank Holding Company Act prohibits acquisition by the Holding Company of 5% or more of the voting shares of, or interest in, all or substantially all of the assets of any bank without prior approval of the Federal Reserve Board. Regulations in the state of West Virginia have permitted the reciprocal interstate branching or acquisition of banks and bank holding companies since July 1, 1997. Similarly, regulations in the state of Ohio have permitted interstate acquisitions of banks and bank holding companies since October 17, 1985. Many other states have adopted legislation which would permit interstate acquisitions by their banks and bank holding companies and which would also permit entry by West Virginia bank holding companies. Such legislation, however, contains various restrictions and conditions. In 1997, the state of Ohio passed regulations which permit interstate branching.

Securities Laws and Compliance
---------------------------------

       As of February 13, 1995, the Holding Company's common stock was registered with the Securities and Exchange commission ("SEC") under the Securities Exchange Act of 1934, as amended ("1934 Act"). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and "short-swing" profit rules imposed by section 16 of the 1934 Act. While compliance with these additional rules and regulations will add to the complexity of the Holding company operation, management of the Holding company believes that the added expense and administrative burdens will be well offset by the increased visibility, access to capital markets and other benefits which it has anticipated from this registration.

Acquisitions of or Affiliations With Other Banks or Bank Holding Companies
---------------------------------------------------------------------------

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

Statistical Information
-----------------------

        The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1997, and such pages are incorporated herein by reference.

                                                                         Page
1.   Distribution of Assets, Liabilities and Stockholders' equity;
     Interest Rates and Interest Differential

     a.  Average Balance Sheets                                            4


     b.  Analysis of Net Interest Earnings                                 4

     c.  Rate Volume Analysis of Changes in
         Interest Income and Expense                                       5

-----------------------------------

                                                                         Page
2.   Investment Portfolio

     a.  Book Value of Investments

         Book values of investment securities at December 31, 1997 and 1996 are as follows (in thousands):


                                               December 31,    December 31,
                                                  1997             1996
                                               -----------     ------------

         Securities held to maturity:
         U.S. Treasury securities and
           obligations of U.S. Government
           corporations and agencies           $         -     $        800
         Obligations of states
           and political subdivisions                4,778            4,764
                                               -----------     ------------
         Total held to maturity                $     4,778     $      5,564
                                               -----------     ------------
         Securities available for sale :
         U.S. Treasury securities and
           obligations of U.S. Government
           corporations and agencies           $    32,027     $     39,495
         Obligations of states
           and political subdivisions                  516              507
         Corporate debt securities                     209              614
         Mortgage-backed securities                  7,287            3,741
         Equity Securities                             627              519
                                               -----------     ------------
         Total available for sale                   40,666           44,876
                                               -----------     ------------
         Total                                 $    45,444     $     50,440
                                               ===========     ============

     b.  Maturity Schedule of Investments                                  7

     c.  Securities of Issuers Exceeding 10% of Stockholders' Equity      N/A

         The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders' Equity.

3.   Loan Portfolio

     a.  Types of Loans                                                   29

     b.  Maturities and Sensitivity to Changes in
         Interest Rates                                                    9

     c.  Risk Elements                                                    11

     d.  Other Interest Bearing Assets                                    N/A

4.   Summary of Loan Loss Experience                          10, 12, 13 ,14

5.   Deposits

     a.  Breakdown of Deposits by Categories,
         Average Balance and Average Rate Paid                             4

     b.  Maturity Schedule of Time Certificates of
         Deposit and Other Time Deposits of $100,000 or more              31

6.   Return on Equity and Assets                                           2

7.   Short-Term Borrowings                                            14, 33

Item 2  PROPERTIES
------------------

        The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 1997 as described below.

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

        Progressive Bank, N.A. also owns the building and approximately 50% of the land at 875 National Road, Wheeling, West Virginia at which the Woodsdale branch is located. The Woodsdale branch has expanded its one-story building to a total of approximately 6,050 square feet in area in 1994. This expansion was accomplished by the purchase of approximately 6,600 square feet of land located immediately west of the existing bank office property in 1993. The office has four lane drive-in facility at the rear of the building and one drive-in automatic teller machine in the front of the building. The remaining portion of the land is leased to the bank until 2003 with 2 ten-year options to renew.

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

        Progressive Bank, N.A. owns the building and land for the Bellaire branch office located at 426 34th Street, Bellaire, Ohio, including its drive-in facilities at the rear of the building. The bank office is housed in a one-story building, which includes office space in its basement for a total of 4,500 square feet of office area. The bank also leases a lot adjacent to the parking lot from the Holding Company.

        The Holding Company also owns property located at 868 National Road, Wheeling, West Virginia. The Holding Company acquired this property for purposes of future expansion. The property is currently subject to a commercial lease.

        Progressive Bank, N.A.- Buckhannon purchased one of two parcels of land and the building occupied by its full-service banking facility in Buckhannon, West Virginia on January 14, 1988. The remaining parcel of land is currently being leased, but the Holding Company has an option to buy the property if it chooses to do so. The Buckhannon office is a one story building with approximately 1,760 square feet of office area. The office has a 3 lane drive-in facility located at the rear of the building. On November 14, 1995, Progressive Bank, N.A.- Buckhannon entered into a lease agreement for the land and building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of five years commencing March 1, 1996, with three successive five year options to renew.

        The Holding Company does not have any encumbrances or capital leases on its personal property.

Item 3  Legal Proceedings
--------------------------

        The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. However, there are no proceedings now pending or threatened before any court or administrative agency to which the Holding Company or its subsidiaries are a party or to which their property is subject.


Item 4  Submission of Matters to Vote of Security Holders
---------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II


Item 5   Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

         As of December 31, 1997, the Holding Company had 416 shareholders of record who collectively held 1,209,085 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

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

        The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

     Period                                    Stock Prices
 -------------                       --------------------------------
                                        Low                   High
                                     ---------              ---------
      1997
 -------------
   4th Quarter                       $   24.75              $   26.00
 * 3rd Quarter                       $   18.42              $   26.67
 * 2nd Quarter                       $   16.67              $   18.59
 * 1st Quarter                       $   16.00              $   17.00

      1996
 -------------

 * 4th Quarter                       $   16.17              $   16.83
 * 3rd Quarter                       $   14.25              $   14.67
 * 2nd Quarter                       $   14.00              $   14.67
 * 1st Quarter                       $   14.00              $   14.59

* Restated to reflect a 50% common stock dividend, declared September 9, 1997.

Dividends

        The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 1997 were $.54 per share and $.47 per share for 1996.

        The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 1997, 1996 and 1995. The values stated have been adjusted for the fifty percent stock dividend to stockholders of record on October 1, 1997; the four percent stock dividend to stockholders of record on December 2, 1996; and the two percent common stock dividend to stockholders of record as of December 1, 1995.

                     DIVIDEND HISTORY OF HOLDING COMPANY
                     -----------------------------------
                                  (per share)
                                                               Ratio-
                                                            Dividends to
                    Dividend         Net Income              Net Income
                    --------         ----------              ----------
1997                  .54               1.60                    33.8%
1996                  .47               1.36                    34.6%
1995                  .34               1.22                    27.9%

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

Item 6  Selected Financial Data
-------------------------------

        Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1997, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7  Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1997, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8  Financial Statements and Supplementary Data
---------------------------------------------------

        The report of independent auditors and consolidated financial statements, included on pages 19 through 41 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1997, included in this report as Exhibit 13.1, are incorporated herein by reference. Selected quarterly financial data included on page 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1997, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9  Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
        Financial Disclosure
        --------------------

        Not Applicable


PART III

Item 10 Directors and Executive Officers of Registrant
-----------------------------------------------------------


(a)     Directors of the Registrant
        ---------------------------

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.'s 1998 Proxy Statement dated March 17, 1998 for Annual Meeting of Stockholders to be held April 14, 1998, included in this report as Exhibit 99, is incorporated herein by reference.


Executive Officers of the Registrant
----------------------------------------

        The following table sets forth selected information about the principal officers of the Holding Company.

                                                TABLE
--------------------------------------------------------------------------------------------------------
      Name                 Age           All Positions with Holding Company and Subsidiaries
--------------------------------------------------------------------------------------------------------
  George F. Beneke         84            Chairman of the Board of the Holding Company since
                                         1979; Director of the Holding Company since 1973;
                                         Director of Progressive Bank, N.A. since 1958
--------------------------------------------------------------------------------------------------------
  Ronald L. Solomon        58            President and Chief Executive Officer of the Holding
                                         Company since 1978; Vice Chairman of the Board of
                                         Progressive Bank, N.A. since 1985; Chief Executive
                                         Officer and Director of Progressive Bank, N.A. since
                                         1978; Vice Chairman of the Board and Director of
                                         Progressive Bank, N.A. - Buckhannon since 1986
--------------------------------------------------------------------------------------------------------
  Laura G. Inman           56            Vice Chairman of the Board of the Holding Company since
                                         1995; Senior Vice President of the Holding Company 1993-
                                         1995; Senior Vice President of Progressive Bank, N.A. since
                                         1993; Director of the Holding Company and Director of
                                         Progressive Bank, N.A. since 1993.
--------------------------------------------------------------------------------------------------------

----------------------------------------------------

  Charles K. Graham        52            Executive Vice President of the Holding
                                         Company since 1986; Vice President of the
                                         Holding Company 1979-1986; President of
                                         Progressive Bank, N.A. since 1985; Executive Vice
                                         President of Progressive Bank, N.A. 1979-1985; and
                                         Director of Progressive Bank, N.A.- Buckhannon
                                         since 1986
--------------------------------------------------------------------------------------------------------
  Beverly A. Barker        44            Senior Vice President and Treasurer of the
                                         Holding Company since 1995; Senior Vice President,
                                         Secretary and Treasurer of the Holding Company
                                         1993-1995; Vice President, Secretary / Treasurer
                                         of the Holding Company 1990-1993; Executive Vice
                                         President, Cashier of Progressive Bank, N.A. since
                                         1995; Vice President, Cashier and Secretary of
                                         Progressive Bank, N.A. 1990-1995
--------------------------------------------------------------------------------------------------------
  Francie P. Reppy         37            Controller of the Holding Company since 1992;
                                         Controller of Progressive Bank, N.A. since 1992
--------------------------------------------------------------------------------------------------------
  Connie R. Tenney         42            Vice President of the Holding Company since 1996;
                                         President, Chief Executive Officer, Cashier and
                                         Secretary of Progressive Bank, N.A.- Buckhannon
                                         since 1995; Director of Progressive Bank, N.A. -
                                         Buckhannon since 1990; Executive Vice President,
                                         Cashier and Secretary of Progressive Bank, N.A.-
                                         Buckhannon 1990-1995; Cashier and Secretary 1986-1990
--------------------------------------------------------------------------------------------------------
  David E. Yaeger          42            Vice President of the Holding Company since 1996;
                                         Senior Vice President of Progressive Bank, N.A.
                                         since 1997; President and Chief Executive Officer
                                         of Progressive Bank, N.A.- Bellaire from 1994-1997
--------------------------------------------------------------------------------------------------------

        With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

        With the exception of Laura G. Inman, who has been employed by the Holding Company since January, 1993, and David E. Yaeger, who has been employed by the Holding Company since October, 1994, each of the executive officers of the Holding Company has been employed as an officer or employee of the Holding Company for more than 5 years. Laura G. Inman served as chairman and president of Wellsburg Banking and Trust company of Wellsburg, West Virginia from 1969, until that bank's merger into Progressive Bank, N.A. in 1993. David E. Yaeger was previously employed by Norwest Bank Minnesota, N.A. from 1981 until 1994 and held several positions including Assistant Vice President of Commercial Lending.

Item 11 Executive Compensation
------------------------------

        The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.'s 1998 Proxy Statement dated March 17, 1998 for Annual Meeting of Stockholders to be held April 14, 1998, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12      Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------------

        The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1998 Proxy Statement dated March 17, 1998 for Annual Meeting of Stockholders held April 14, 1998, included in this report as
Exhibit 99, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions
------------------------------------------------------


        The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1998 Proxy Statement dated March 17, 1998 for Annual Meeting of Stockholders held April 14, 1998, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 35 of the Annual Report to Shareholders for the year ended December 31, 1997, included in this report as
Exhibit 13.1, and incorporated herein by reference.


PART IV


Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8
---------------------------------------------------------------------

(a)     Financial Statements Filed; Financial Statement Schedules
        ---------------------------------------------------------

        The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

        Exhibit 13.1

        Page Number


Report of Certified Public Accountant.......................................19

Consolidated Balance Sheet (December 31, 1997 and December 31, 1996)........20

Consolidated Statements of Income (Years ended December 31, 1997,
 1996 and 1995).............................................................21

Consolidated Statements of Changes in Stockholders' Equity (Years ended
December 31, 1997, 1996 and 1995)...........................................22

Consolidated Statements of Cash Flows (Years ended December 31, 1997,
 1996 and 1995).............................................................23

Notes to Consolidated Financial Statements (Years ended December 31,
 1997, 1996 and 1995)....................................................24-41


(b)     Reports on Form 8-K
        -----------------------

        No reports on Form 8-K were filed during the fourth quarter of 1997.


(c)     Exhibits
        --------

        The exhibits listed in the Exhibit Index on page 20 of this FORM 10-K are filed herewith or incorporated by reference.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First West Virginia Bancorp, Inc.
                            ---------------------------------
                                      (Registrant)
                         By: /s/ Ronald L. Solomon
                            ---------------------------------
                            Ronald L. Solomon
                            President and Chief Executive Officer/Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                            Title                       Date
----------                         -----------                    ----

/s/ Ronald L. Solomon        President, Chief Executive      March 10, 1998
------------------------     Officer and Director
    Ronald L. Solomon


/s/ Francie P. Reppy         Controller                      March 10, 1998
------------------------
    Francie P. Reppy


/s/ George F. Beneke         Director                        March 10, 1998
------------------------
    George F. Beneke


/s/ Sylvan J. Dlesk          Director                        March 10, 1998
------------------------
    Sylvan J. Dlesk


/s/ Thomas A. Noice          Director                        March 10, 1998
------------------------
    Thomas A. Noice


/s/ Laura G. Inman           Director                        March 10, 1998
------------------------
    Laura G. Inman


/s/ James C. Inman, Jr.      Director                        March 10, 1998
------------------------
    James C. Inman, Jr.


/s/ R. Clark Morton          Director                        March 10, 1998
------------------------
    R. Clark Morton


/s/ William G. Petroplus     Director                        March 10, 1998
------------------------
    William G. Petroplus

                                 EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
3.1 Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated January 1, 1998 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated January 1, 1998 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

10.3 Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and Angela I. Stauver. Incorporated herein by reference.

10.4 Lease dated March 26, 1992 between First West Virginia Bancorp, Inc. and the estate of Thomas L. Stockert, Jr., and the Tom Stockert Corporation. Incorporated herein by reference.

10.5 Lease dated February 1, 1989 between First West Virginia Bancorp, Inc. and Progressive Bank, N.A., formerly known as "Farmers and Merchants National Bank in Bellaire." Incorporated herein by reference.

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

27        Financial Data Schedule

99 Proxy statement for the Annual Shareholders meeting to be held April 14, 1998 Filed herewith and incorporated herein by reference.