Form 10-Q
period 1998-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 1998-05-14
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares outstanding of the issuer's common stock as of April 25, 1998:
Common Stock, $5.00 Par Value, shares outstanding    1,209,085 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                                 March 31,        December 31,       March 31,
                                                                   1998               1997             1997
                                                              --------------    --------------    --------------


              ASSETS
Cash and due from banks                                       $    4,746,625   $     4,718,516   $     4,820,609
Due from banks - interest bearing                                  5,105,644            96,967         1,552,903
                                                              --------------    --------------    --------------
     Total cash and cash equivalents                               9,852,269         4,815,483         6,373,512
Federal funds sold                                                 6,307,000         6,932,000         6,405,000
Investment securities
   Available for sale (at market value)                           39,405,326        40,665,808        45,807,114
   Held to maturity  -  Market value of
   $5,486,551 at March 31, 1998 ;
   $4,837,574 at December 31, 1997;
   and $ 6,390,130 at March 31, 1997                               5,425,406         4,778,146         6,399,647
Loans, net of unearned income                                     97,321,531        95,373,653        81,032,143
Less allowance for possible loan losses                           (1,200,533)       (1,217,763)       (1,169,918)
                                                               --------------    --------------    --------------
                Net loans                                         96,120,998        94,155,890        79,862,225
Premises and equipment, net                                        3,016,192         3,085,087         3,213,726
Accrued income receivable                                          1,094,101         1,075,701         1,215,820
Other assets                                                         724,057           630,420           829,749
Intangible assets                                                      3,036             4,048             7,084
                                                               --------------    --------------    --------------
               Total assets                                   $  161,948,385   $   156,142,583   $   150,113,877
                                                               ==============    ==============    ==============

           LIABILITIES
Noninterest bearing deposits:
     Demand                                                   $   14,668,860   $    14,142,125   $    13,102,522
Interest bearing deposits:
     Demand                                                       23,159,630        22,908,421        25,758,795
     Savings                                                      43,900,998        42,037,038        38,631,124
     Time                                                         59,141,424        57,957,229        53,255,460
                                                               --------------    --------------    --------------
               Total deposits                                    140,870,912       137,044,813       130,747,901
                                                               --------------    --------------    --------------
Repurchase agreements                                              5,540,917         4,074,996         5,756,675
Accrued interest on deposits                                         450,687           432,870           364,933
Other liabilities                                                    690,172           460,909           552,257
                                                               --------------    --------------    --------------
               Total liabilities                                 147,552,688       142,013,588       137,421,766
                                                               --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 1,209,085 shares issued at
  March 31, 1998 and  December 31, 1997 and
  806,107 shares issued at March 31, 1997                          6,045,425         6,045,425         4,030,535
Surplus                                                            3,764,000         3,764,000         3,764,000
Retained Earnings                                                  4,534,453         4,196,076         5,250,689
Accumulated other comprehensive income                                51,819           123,494          (353,113)
                                                               --------------    --------------    --------------
          Total stockholders' equity                              14,395,697        14,128,995        12,692,111
                                                               --------------    --------------    --------------
            Total liabilities and stockholders' equity        $  161,948,385   $   156,142,583   $   150,113,877
                                                               ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME


                                                      Three Months Ended
                                                           March 31,
                                                      1998           1997
                                                   ----------      ----------

(Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                         $2,127,606      $1,771,968
   Tax-exempt                                          50,419          24,319
Investment Securities:
   Taxable                                            644,903         701,399
   Tax-exempt                                          71,820          70,715
Dividends                                               6,150           5,174
Other interest income                                  11,388          18,215
Interest on Federal Funds Sold                        105,006         106,549
                                                   ----------      ----------
       Total interest income                        3,017,292       2,698,339
INTEREST EXPENSE
Deposits                                            1,224,975       1,035,731
Other borrowings                                       51,964          52,238
                                                   ----------      ----------
       Total interest expense                       1,276,939       1,087,969
                                                   ----------      ----------
       Net interest income                          1,740,353       1,610,370
PROVISION FOR POSSIBLE LOAN LOSSES                     46,500          25,500
                                                   ----------      ----------
       Net interest income after provision
       for possible loan losses                     1,693,853       1,584,870
NONINTEREST INCOME
Service charges and other fees                        107,685          91,324
Securities gains (losses)                              (1,608)              -
Other operating income                                 83,819          82,782
                                                   ----------      ----------
       Total noninterest income                       189,896         174,106
NONINTEREST EXPENSES
Salary and employee benefits                          605,882         574,922
Net occupancy expense of premises                     200,778         184,192
Other operating expenses                              302,934         285,773
                                                   ----------      ----------
       Total noninterest expense                    1,109,594       1,044,887
                                                   ----------      ----------
       Income before income taxes                     774,155         714,089
                                                   ----------      ----------
INCOME TAXES                                          254,415         237,482
                                                   ----------      ----------
       Net income                                  $  519,740      $  476,607
                                                   ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                 1,209,085       1,209,085
                                                   ==========      ==========
EARNINGS PER COMMON SHARE                          $     0.43      $     0.39
                                                   ==========      ==========

    The accompanying notes are an integral part of the financial statements

5

                                                  First West Virginia Bancorp Inc. and Subsidiaries
                                             CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY



                                                                                                        Accumulated
                                              Common Stock                                                 Other
                                        -------------------------             Comprehensive  Retained   Comprehensive
                                           Shares      Amount       Surplus      Income      Earnings      Income         Total
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1997              $ 1,209,085  $ 6,045,425  $ 3,764,000  $         -  $ 4,196,076  $   123,494  $14,128,995

Comprehensive income

  Net income for the three months
    ended March 31, 1998                          -            -            -      519,740      519,740             -     519,740

  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                            -            -            -      (71,675)           -       (71,675)    (71,675)
                                                                               -----------
Comprehensive income                                                           $   448,065
                                                                               ===========

Cash dividend
  ($.15 per share)                                -            -            -                  (181,363)           -     (181,363)
                                        -----------  -----------  -----------               -----------  -----------  -----------
Balance, March 31, 1998 (Unaudited)     $ 1,209,085  $ 6,045,425  $ 3,764,000               $ 4,534,453  $    51,819  $14,395,697
                                        ===========  ===========  ===========               ===========  ===========  ===========


Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                         $   (72,689)

Less: reclassification adjustment for
   gains (losses) included in net income                  (1,014)
                                                     -----------
Net unrealized gains (losses) on securities          $   (71,675)
                                                     ===========


                                                                                                         Accumulated
                                              Common Stock                                                  Other
                                        -------------------------             Comprehensive  Retained   Comprehensive
                                           Shares      Amount       Surplus      Income      Earnings      Income          Total
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1996              $   806,107  $ 4,030,535  $ 3,764,000               $ 4,935,303  $   (80,560) $12,649,278

Comprehensive income

  Net income for the three months
    ended March 31, 1997                          -            -            -  $   476,607      476,607            -       476,607

  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                            -            -            -     (272,553)           -     (272,553)    (272,553)
                                                                               -----------
Comprehensive income                                                           $   204,054
                                                                               ===========

Cash dividend
  ($.13 per share)                                -            -            -                  (161,221)           -     (161,221)
                                        -----------  -----------  -----------               -----------  -----------  -----------
Balance, March 31, 1997 (Unaudited)     $   806,107  $ 4,030,535  $ 3,764,000               $ 5,250,689  $  (353,113) $ 12,692,111
                                        ===========  ===========  ===========               ===========  ===========  ===========


Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                         $  (272,553)

Less: reclassification adjustment for
   gains (losses) included in net income                       -
                                                     -----------
Net unrealized gains (losses) on securities          $  (272,553)
                                                     ===========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS



                                                 Three Months Ended March 31,
                                                     1998            1997
                                                ------------    ------------

(Unaudited)
OPERATING ACTIVITIES
Net Income                                      $    519,740    $    476,607
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                          46,500          25,500
   Depreciation and amortization                      93,347          91,668
   Amortization of investment securities, net        (17,666)        (13,793)
   Investment security losses (gains)                  1,608               -
   Decrease (increase) in interest receivable        (18,400)       (267,794)
   Increase (decrease) in interest payable            17,817         (20,356)
     Other, net                                      177,665          80,823
                                                ------------    ------------
        Net cash provided by operating activities    820,611         372,655
                                                ------------    ------------
INVESTING ACTIVITIES

Net (increase) decrease in federal funds sold        625,000        (944,000)
Net (increase) decrease in loans,
 net of charge offs                               (2,015,901)       (636,251)
Proceeds from sales of securities
 available for sale                                    2,595               -
Proceeds from maturities of securities
 available for sale                                9,715,000       3,500,000
Proceeds from maturities of securities
 held to maturity                                    300,000         100,000
Principal collected on mortgage-backed securities    608,227         146,028
Purchases of securities available for sale        (9,162,743)     (4,990,119)
Purchases of securities held to maturity            (947,513)       (937,404)
Recoveries on loans previously charged-off             4,293           4,904
Purchases of premises and equipment                  (23,440)        (54,957)
                                                ------------    ------------
       Net cash used by investing activities        (894,482)     (3,811,799)
                                                ------------    ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                3,826,099       5,476,833
Dividends paid                                      (181,363)       (161,221)
Increase (decrease) in short term borrowings       1,465,921        (174,016)
                                                ------------    ------------
       Net cash provided by financing
        activities                              $  5,110,657    $  5,141,596
                                                ------------    ------------
INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                 5,036,786       1,702,452
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                             4,815,483       4,671,060
                                                ------------    ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $  9,852,269    $  6,373,512
                                                ============    ============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 AND 1997



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1997, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1997 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

     The Holding Company reported net income of $519,740 for the three months ended March 31, 1998, as compared to $476,607 for the same period during 1997. The increase in earnings during 1998 over 1997 can be primarily attributed to increased net interest income and noninterest income offset in part by increased operating expenses and the provision
for loan losses.   Earnings per share were $.43 in 1998, an increase
of 9.1% over the $.39 earned in 1997.
     Operational earnings improved with net interest income increasing $129,983 or 8.1%, to $1,740,353 during the three months ended March 31, 1998 as compared to the same period in 1997. The increase resulted primarily from the growth in the loan portfolio.
     Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. For the three month period ended March 31, 1998, the ROA was 1.32%, up from 1.31% during the same period in 1997. Return on average equity (ROE) measures the return on the stockholders' investment. The ROE was 14.87% for the three months ended March 31, 1998 and 14.99% at March 31, 1997.
     Table One presents a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

9
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
-----------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                                            First West Virginia Bancorp, Inc.


                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ----------------------            ----------------------------------------------
                                        1998         1997                 1997       1996         1995         1994
                                     ---------     --------            --------    ---------    ---------    --------

SUMMARY OF OPERATIONS
   Total interest income             $   3,017     $  2,698            $ 11,507    $  10,067    $   8,937    $  7,783
   Total interest expense                1,277        1,088               4,745        3,925        3,421       2,868
   Net interest income                   1,740        1,610               6,762        6,142        5,516       4,915
   Provision for loan losses                46           25                 131           71           50          77
   Total other income                      190          174                 639          568          738         725
   Total other expenses                  1,110        1,045               4,377        4,182        4,007       3,641
   Income before income taxes              774          714               2,893        2,457        2,198       1,922
   Net income                              520          477               1,931        1,644        1,470       1,288

PER SHARE DATA (1)
   Net income                        $     .43     $    .39            $   1.60    $    1.36    $    1.22    $   1.07
   Cash dividends declared (2)             .15          .13                 .54          .47          .34         .37
   Book value per share                  11.91        10.50               11.69        10.46         9.68        8.58

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $  96,067     $ 79,828            $ 86,609    $  74,469    $  66,058    $ 56,991
   Investment securities                46,908       51,073              51,754       48,557       46,020      50,282
   Deposits - Interest Bearing         124,158      115,606             120,589      112,768      100,488      95,980
   Long-term debt                            -            -                   -            -            -          44
   Stockholders' equity                 14,181       12,902              13,400       12,186       11,170      10,253
   Total Assets                        159,702      148,235             153,290      137,810      124,145     117,996

BALANCE SHEET
   Investments                       $  44,831     $ 52,207            $ 45,444   $   50,440    $  45,996    $ 45,551
   Loans                                97,322       81,032              95,374       80,417       72,006      61,667
   Other Assets                         19,795       16,875              15,325       13,689        9,953       9,445
                                     ---------     --------            --------    ---------    ---------    --------
      Total Assets                   $ 161,948     $150,114            $156,143   $  144,546    $ 127,955    $116,663
                                     =========     ========            ========   ==========    =========    ========
   Deposits                          $ 140,871     $130,748            $137,045   $  125,271    $ 114,895  $  105,730
   Repurchase Agreements                 5,541        5,757               4,075        5,931          749         105
   Other Liabilities                     1,140          917                 894          695          602         460
   Shareholders' Equity                 14,396       12,692              14,129       12,649       11,709      10,368
                                     ---------     --------            --------    ---------    ---------    --------
      Total Liabilities and
      Shareholders' Equity           $ 161,948     $150,114            $156,143   $  144,546    $ 127,955  $  116,663
                                     =========     ========            ========   ==========    =========    ========
SELECTED RATIOS
   Return on average assets              1.32%        1.31%               1.26%        1.19%        1.18%       1.09%
   Return on average equity             14.87%       14.99%              14.41%       13.49%       13.16%      12.56%
   Average equity to average assets      8.88%        8.70%               8.74%        8.84%        9.00%       8.69%
   Dividend payout ratio (1) (2)        34.88%       33.33%              33.75%       34.56%       27.87%      34.58%
   Loan to Deposit ratio                69.09%       61.98%              69.59%       64.19%       62.67%      58.32%

(1) Adjusted for 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend, declared September 9, 1997, payable on October 27, 1997 to shareholders of record as of October 1, 1997; the 4 percent common stock dividend to stockholders of record as of December 2, 1996, a 2 percent common stock dividend to stockholders of record as of December 1, 1995 and the two-for-one stock split effective April 15, 1994.

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

Net Interest Income
-------------------
     Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Table 2 presents the change in net interest income for the three months ended March 31, 1998, and 1997.
     Net interest income was $1,740,353 for the three months ended March 31, 1998, an increase of $129,983 or 8.1%, over the same period in 1997. Net interest income increased primarily due to the growth in the loan portfolio. Interest and fees on loans and lease financing increased $381,738 or 21.3% for the three month period ended March 31, 1998 as compared to the same period a year earlier. The increased interest income on loans and lease financing resulted primarily from an increase in the average loan volume. Increases in commercial, installment, and residential real estate loans primarily contributed to the loan growth during the three month period ended March 31, 1998. The average yield on loans increased .04% from 9.15% at December 31, 1997 to 9.19% at March 31, 1998.
     Interest income on investment securities decreased $54,415 or 7.0% for the three months ended March 31, 1998 as compared to the same period in the prior year. The decrease was primarily the result of the decline in the average volume of investment securities. The average yield earned on investment securities increased to 6.25% at March 31, 1998 as compared to 6.17% at December 31, 1997.
     Interest expense increased $188,970 or 17.4% for the three months ended March 31, 1998 as compared to the same period of the prior year. The increase in interest expense was the result of an increase in the average rates paid and the increased average volume of interest bearing liabilities. The average yield paid on interest bearing liabilities increased .22%, from 3.77% at December 31, 1997 to 3.99% at March 31, 1998. The increase in the average yield on interest bearing liabilities during the three months ended March 31, 1998 was primarily the result of an increase in average rates paid on savings and certificates of deposit. The average volume of interest bearing liabilities at March 31, 1998 increased $4,245,000 or 3.4% from December 31, 1997. The increase in the average volume of interest bearing liabilities during the three month period ended March 31, 1998 was primarily the result of the growth in certificates of deposit.
     The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in net interest yields on average earning assets of 4.87% for the three months ended March 31, 1998, as compared to 4.83% earned during 1997.

Noninterest Income
-------------------
     Noninterest income increased $15,790 or 9.1% for the three months ended March 31, 1998 as compared to the same period of the prior year. Service charges represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $16,361 during the three month period ended March 31, 1998, up 17.9%, as compared to the same period of the prior year. The increase in service charges in 1998 was primarily due to an increase in the number of charges assessed on deposit accounts. The investment securities loss during the three month period ended March 31, 1998 was attributable to the holding company's sale of marketable equity securities available for sale.

Non-Interest Expense
--------------------
     Noninterest expense increased $64,707 or 6.2% for the three months ended March 31, 1998 as compared to the same period of the prior year. Salary and employee benefits is the largest component of non-interest expense. During the quarter ended March 31, 1998, salary and employee benefits increased $30,960 or 5.4%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $17,161, or 6.0%, for the three month period ended March 31, 1998 as compared to the same period in the prior year. Increased stationery and supplies expense, postage expense, and service expense, offset in part by decreased other expenses primarily contributed to the increase in other operating expenses during 1998.

Income Taxes
------------
     Income tax expense for the three month period ended March 31, 1998 was $254,415, an increase of $ 16,933 over the same period in 1997. The increase was primarily due to the increase in pre-taxable income of $ 60,066.
     For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $122,239 and $95,034 for the three month period ended March 31, 1998 and 1997.
     Federal income tax rates were consistent at 34% for the quarter ended March 31, 1998 and 1997. West Virginia corporate net income tax rates also were consistent at 9.0% for the three month periods ended 1998 and 1997.

11
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 1998 and March 31, 1997 and the year ended December 31, 1997. Average balance sheet information as of March 31, 1998 and March 31, 1997 and the year ended December 31, 1997 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 1998 and 1997.

                                               For the Three                                                For the Three
                                               Months ended                                                  Months ended
                                              March 31, 1998                December 31, 1997               March 31, 1997
                                        --------------------------    ---------------------------    ---------------------------
                                         Average            Average    Average             Average    Average             Average
                                         Volume    Interest  Rate      Volume    Interest   Rate      Volume    Interest   Rate
                                        --------   --------  -----    --------   --------   -----    --------   --------   -----
                                                                        (expressed in thousands)

ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 40,028   $    638   6.46%   $ 45,157   $  2,861    6.34%   $ 44,245   $    689    6.32%
 Obligations of states and
   political subdivisions                  5,949         72   4.91%      5,470        264    4.83%      5,664         71    5.08%
 Other securities                            931         13   5.66%      1,127         69    6.12%      1,164         18    6.27%
                                        --------   --------  -----    --------   --------   -----    --------   --------   -----
    Total Investment securities:          46,908        723   6.25%     51,754      3,194    6.17%     51,073        778    6.18%

Interest bearing deposits                    903         11   4.94%        533         28    5.25%      1,414         18    5.16%
Federal funds sold                         7,729        105   5.51%      6,561        357    5.44%      8,224        106    5.23%
Loans, net of unearned income             96,067      2,178   9.19%     86,609      7,928    9.15%     79,828      1,796    9.12%
                                        --------   --------  -----    --------   --------   -----    --------   --------   -----
 Total earning assets                    151,607      3,017   8.07%    145,457     11,507    7.91%    140,539      2,698    7.79%

Cash and due from banks                    4,462                         4,104                          4,031
Bank premises and equipment                3,051                         3,178                          3,241
Other assets                               1,816                         1,741                          1,592
Allowance for possible loan losses        (1,234)                       (1,190)                        (1,168)
                                        --------                      --------                       --------
 Total Assets                           $159,702                      $153,290                       $148,235
                                        ========                      ========                       ========
LIABILITIES
Certificates of deposit                 $ 58,814   $    803   5.54%   $ 55,149   $  2,945    5.34%   $ 52,448   $    672    5.20%
Savings deposits                          42,403        306   2.93%     41,376      1,102    2.66%     38,035        233    2.48%
Interest bearing demand deposits          22,941        116   2.05%     24,064        509    2.12%     25,123        131    2.11%
Federal funds purchased and
   Repurchase agreements                   5,794         52   3.64%      5,118        189    3.69%      6,159         52    3.42%
                                        --------   --------  -----    --------   --------   -----    --------   --------   -----
 Total interest bearing liabilities      129,952     1,277    3.99%    125,707      4,745    3.77%    121,765      1,088    3.62%
Demand deposits                           14,511                        13,235                         12,709
Other liabilities                          1,058                           948                            859
                                        ========                      ========                       ========
 Total Liabilities                       145,521                       139,890                        135,333
STOCKHOLDERS' EQUITY                      14,181                        13,400                         12,902
                                        ========                      ========                       ========
 Total Liabilities
    and Stockholders' Equity            $159,702                      $153,290                       $148,235
                                        ========                      ========                       ========
 Net yield on earning assets                       $  1,740   4.65%              $  6,762    4.65%              $  1,610    4.65%
                                                   ========  =====               ========   =====               ========   =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended
March 31, 1998 and 1997, and the year ended December 31, 1997, respectively. The effect of this adjustment is presented below (in thousands).

Obligations of states and
   political subdivisions:
    Investment securities               $  5,949    $   120   8.18%   $  5,470   $    440    8.04%   $  5,664   $    118    8.47%
    Loans                                 96,067      2,212   9.34%     86,609      8,018    9.26%     79,828      1,812    9.21%
                                        ========   ========  =====    ========   ========   =====    ========   ========   =====
 Total earning assets                   $151,607    $ 3,099   8.29%   $145,457   $ 11,773    8.09%   $140,539   $  2,761    7.97%
                                        ========   ========  =====    ========   ========   =====    ========   ========   =====
 Taxable equivalent net yield on
 earning assets                                     $ 1,822   4.87%              $  7,028    4.83%              $  1,673    4.83%
                                                   ========  =====               ========   =====               ========   =====

--------------------------------------------------------------------------------

12
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities decreased $613,222 or 1.3% from $45,443,954 at December 31, 1997, to $44,830,732 at March 31, 1998. Taxable securities comprised 86.8% of total securities at March 31, 1998, as compared to 88.4% at December 31, 1997. The corporation does not have any securities of issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10 percent of stockholders' equity as of March 31, 1998. Other than the normal risks inherent in purchasing
U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     As of March 31, 1998, the Holding Company had approximately 88% of the investment portfolio classified as available for sale, while 12% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest were improved, the carrying value of securities available for sale was increased by $82,214 and $195,928 at March 31, 1998 and December 31, 1997, respectively. The market value of securities classified as held to maturity was above book value by $61,145 and $59,428 at March 31, 1998 and December 31, 1997,
respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities at March 31, 1998 and 1997 and at December 31, 1997:
(in thousands)  (Unaudited):

                                           March 31,    December 31,   March 31,
                                            1998           1997          1997
                                          ---------     ---------     ---------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies         $       -     $       -     $     800
  Obligations of states
        and political subdivisions            5,426         4,778         5,600
                                          ---------     ---------     ---------
            Total held to maturity        $   5,426     $   4,778     $   6,400
                                          ---------     ---------     ---------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies            30,285     $  32,027     $  40,441
  Obligations of states
        and political subdivisions              514           516           505
  Corporate debt securities                     208           209           508
  Mortgage-backed securities                  7,688         7,287         3,743
  Equity Securities                             710           627           610
                                          ---------     ---------     ---------
            Total available for sale         39,405        40,666        45,807
                                          ---------     ---------     ---------
            Total                         $  44,831     $  45,444     $  52,207
                                          =========     =========     =========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 1998 and December 31, 1997 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 1998                                December 31, 1997
                                  -------------------------------------------     -------------------------------------------
                                       Securities             Securities               Securities              Securities
                                    Held to Maturity      Available for Sale        Held to Maturity       Available for Sale
                                  -------------------     -------------------     -------------------     -------------------
                                   Amount     Yield        Amount     Yield        Amount     Yield        Amount     Yield
                                  --------   --------     --------   --------     --------   --------     --------   --------
                                                     (Unaudited)

U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                 $      -          - %   $  9,650       6.03%    $      -          -%    $  7,794       6.11%
  After One But
     Within Five Years                   -          -       16,159       6.32            -          -       21,970       6.38
  After Five But
     Within Ten Years                    -          -        4,476       6.39            -          -        2,263       6.94
  After Ten Years                        -          -            -          -            -          -            -          -
                                  --------   --------     --------   --------     --------   --------     --------   --------
                                         -          -       30,285       6.24            -          -       32,027       6.35

States & Political Subdivisions

  Within One Year                      440       6.31            -          -          436       6.31            -          -
  After One But
     Within Five Years               3,738       7.01            -          -        3,238       7.16            -          -
  After Five But
     Within Ten Years                1,085       7.46          514       7.48          941       7.55          516       7.46
  After Ten Years                      163       7.72            -          -          163       7.72            -          -
                                  --------   --------     --------   --------     --------   --------     --------   --------
                                     5,426       7.06          514       7.48        4,778       7.18          516       7.46

Corporate Debt Securities

  Within One Year                        -          -            -          -            -          -            -          -
  After One But
     Within Five Years                   -          -          208       7.86            -          -          209       7.83
                                  --------   --------     --------   --------     --------   --------     --------   --------
                                         -          -          208       7.86            -          -          209       7.83

Mortgage-Backed Securities               -          -        7,688       6.61            -          -        7,287       6.55

Equity Securities                        -          -          710       5.01            -          -          627       5.45

                                  --------   --------     --------   --------     --------   --------     --------   --------
  Total                           $  5,426      7.06%     $ 39,405       6.31%    $  4,778       7.18%    $ 40,666       6.39%
                                  ========   ========     ========   ========     ========   ========     ========   ========



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans as of March 31, 1998 were $97,321,531 as compared to $95,373,653 as of December 31, 1997, an increase of 2.0%. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $1,282,000, $663,000, and $68,000, respectively. Increases in third party paper with various automobile dealers contributed to the increase in installment loans during the first quarter of 1998. Commercial loans increased during the three month period ended were primarily as a result of expansion of area businesses due to the
extension of a subsidiary bank's market area.   Loan growth was funded
principally through the increase in deposits.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-four percent (34%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-four percent (24%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 1997 to March 31, 1998 were a 1% increase in installment loans, and a 1% decrease in real estate residential loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                          March 31,              December 31,
                                 -------------------------       ----------
                                    1998            1997            1997
Real Estate - Residential
Real estate-construction         $      359      $      592      $      334
Real estate-farmland                     94              11             122
Real estate-residential              32,681          29,667          32,610
                                 ----------      ----------      ----------
                                 $   33,134      $   30,270      $   33,066
                                 ----------      ----------      ----------
     Commercial
Real estate-secured by
   nonfarm, nonresidential       $   25,581      $   21,054      $   23,925
Commercial & industrial              12,003          10,030          12,377
                                 ----------      ----------      ----------
                                 $   37,584      $   31,084      $   36,302
                                 ----------      ----------      ----------
     Installment
Installment and other
   loans to individuals          $   23,150      $   17,739      $   22,487
                                 ----------      ----------      ----------
       Others
Nonrated industrial
   development obligations       $    3,503      $    1,435      $    3,517
Direct Financing Leases                  47             225              70
Other loans                              13             369              40
                                 ----------      ----------      ----------
                                 $    3,563      $    2,029      $    3,627
                                 ----------      ----------      ----------

Total                                97,431          81,122          95,482
Less unearned interest                  109              90             108
                                 ----------      ----------      ----------
                                 $   97,322      $   81,032      $   95,374
                                 ==========      ==========      ==========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Six
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 1998 and December 31, 1997 (in thousands) (Unaudited):

                                              March 31, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through  After
                                  Year or Less  Five Years    Five Years
                                  -----------   -----------   -----------
  Commercial                      $     1,081   $     7,613   $     3,309
  Real Estate - construction              359             -             -
                                  -----------   -----------   -----------
     Total                        $     1,440   $     7,613   $     3,309
                                  ===========   ===========   ===========

                                              December 31, 1997
                                  ---------------------------------------
                                                After one
                                  In one        Year Through  After
                                  Year or Less  Five Years    Five Years
                                  -----------   -----------   -----------
  Commercial                      $     1,088   $     7,769   $     3,520
  Real Estate - construction              333             -             -
                                  -----------   -----------   -----------
     Total                        $     1,421   $     7,769   $     3,520
                                  ===========   ===========   ===========

The following table presents an analysis of fixed and variable rate loans as of March 31, 1998 and December 31, 1997 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                              December 31, 1997
                                  ---------------------------------------
                                                After one
                                  In one        Year Through  After
                                  Year or Less  Five Years    Five Years
                                  -----------   -----------   -----------
  Fixed Rates                     $     1,293   $     6,197   $     1,250
  Variable Rates                          147         1,416         2,059
                                  -----------   -----------   -----------
     Total                        $     1,440   $     7,613   $     3,309
                                  ===========   ===========   ===========

                                              December 31, 1997
                                  ---------------------------------------
                                                After one
                                  In one        Year Through  After
                                  Year or Less  Five Years    Five Years
                                  -----------   -----------   -----------
Fixed Rates                       $     1,122   $     6,326   $     1,237
  Variable Rates                          299         1,443         2,283
                                  -----------   -----------   -----------
         Total                    $     1,421    $    7,769   $     3,520
                                  ===========   ===========   ===========

---------------------------------------------------------------------------

16
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $731,000 at March 31, 1998 and $839,000 at December 31, 1997, a decrease of 12.9%. Loans classified as non-accrual were $423,000 or .4% of total loans as of March 31, 1998, as compared to $540,000 or .6% of total loans at December 31, 1997. There were no loans classified as renegotiated as of March 31, 1998 and 1997, respectively. The loans past due 90 days or more increased $53,000 to $272,000 at March 31, 1998 as compared to $219,000 at December 31, 1997. Other real estate owned decreased $44,000 during the first quarter due to the sale of the properties by the subsidiary banks. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

     The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      March 31,        December 31,
                                 -----------------     ------------
                                  1998      1997          1997
Past Due 90 Days or More:
  Real Estate - residential      $    90   $   123     $         45
  Commercial                         117         7               70
  Installment                         65        51              104
                                 -------   -------     ------------
                                 $   272   $   181     $        219
                                 -------   -------     ------------
Non-accrual:
  Real Estate - residential      $    53   $    24     $        139
  Commercial                         321       292              353
  Installment                         49        36               48
                                 -------   -------     ------------
                                 $   423   $   352     $        540
                                 -------   -------     ------------

Other Real Estate                $    36   $    49     $         80
                                 -------   -------     ------------

Total non-performing assets      $   731   $   582     $        839
                                 =======   =======     ============

Total non-performing assets
   to total loans and
   other real estate                0.75%     0.72%            0.88%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $12,100 and $7,800 for the periods ended March 31, 1998 and 1997, respectively.

As of March 31, 1998, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

17
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Eight presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $46,500 during the three months ended March 31, 1998, from $25,500 during the same period of the prior year. The increased loan growth combined with the increase in net charge-offs and non-performing assets has prompted the increase in the provision for loan losses. The allowance for possible loan losses represented 1.2% and 1.3% of loans outstanding as of March 31, 1998 and December 31, 1997, respectively. Net loan charge-offs were $64,000 during the first quarter of 1998. The net charge-offs during the three month period ended March 31, 1998 was primarily residential real estate loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).



                                           Summary of Loan Loss Experience
                                        -------------------------------------
                                              March 31,          December 31,
                                         -------------------      ------------
                                          1998       1997           1997
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                         $  1,218   $  1,160      $    1,160

Loans Charged Off:
  Real Estate - residential                    53          -              18
  Commercial                                    -          -               -
  Installment                                  15         20              67
                                         --------   --------      ----------
                                               68         20              85
Recoveries:
  Real Estate - residential                     -          -               -
  Commercial                                    -          3               3
  Installment                                   4          2               9
                                         --------   --------      ----------
                                                4          5              12

Net Charge-offs                                64         15              73

Additions Charged to Operations                47         25             131
                                         --------   --------      ----------

Balance at end of period:                $  1,201   $  1,170      $    1,218
                                         ========   ========      ==========

Average Loans Outstanding                $ 96,067   $ 79,828      $   86,609
                                         ========   ========      ==========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                  .07%       .02%            .08%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                                1.23%      1.44%           1.28%

The additions to the allowance for loan losses are based on management's evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.
------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

     The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and
management experience as presented in Table Nine.   The Corporation has
historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 1998 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1997 , and the three month period ended March 31, 1998 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                    March 31,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1998               1997               1996                1995              1994                1993
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  191     34.0%   $  202     34.6%    $  192     36.5%    $  215    39.9%    $  216    43.1%    $  216    43.1%
Commercial          622     38.6       622     38.0        619     39.1        618    36.5        420    34.7        382    35.9
Installment         337     23.8       343     23.6        298     21.6        265    20.0        260    19.3        248    17.6
Others               20      3.6        20      3.8         20      2.8         20     3.6         20     2.9         20     3.4
Unallocated          31       --        31       --         31       --         31      --         31      --         30      --
                 ------   ------    ------   ------     ------    -----     ------   -----     ------   -----     ------   -----
Total            $1,201    100.0%   $1,218    100.0%    $1,160    100.0%    $1,149   100.0%    $  947   100.0%    $  896   100.0%
                 ======   ======    ======   ======     ======    =====     ======   =====     ======   =====     ======   =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $140,870,912 at March 31, 1998 as compared to $137,044,813 at December 31, 1997, an increase of 2.8%. Deposit growth increased primarily in savings and time deposits. Savings and time deposits grew primarily as a result of consumers selecting higher yielding products and the special promotions of time deposits offered by the subsidiary banks.

Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                       March 31, 1998
                     Maturities of Time Deposits in Excess of $100,000
                         -----------------------------------------
                          In Three       Over Three      Over Six        Over
                          Months         And Less Than   And Less Than   Twelve
                          Or Less        Six Months      Twelve Months   Months          TOTAL
                         ---------       ---------       ---------       ---------       ---------
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit             $   2,338       $     725       $   3,674       $   4,439       $ 11,176

                                      December 31, 1997
                     Maturities of Time Deposits in Excess of $100,000
                         -----------------------------------------
                          In Three       Over Three      Over Six        Over
                          Months         And Less Than   And Less Than   Twelve
                          Or Less        Six Months      Twelve Months   Months          TOTAL
                         ---------       ---------       ---------       ---------       ---------
                                                (Expressed   in Thousands)

Time Certificates
  of Deposit             $   4,297       $   1,128       $   1,668       $   4,854       $ 11,947

Repurchase Agreements
----------------------

     Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $5,540,917 at March 31, 1998, an increase of $1,465,921, as compared to December 31, 1997. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

20
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 2.4% in during the first quarter of 1998 entirely from current earnings after quarterly dividends, and a decrease of .5% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.9% of total assets at March 31, 1998 as compared to 9.0% at December 31, 1997.

     The Holding Company's primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

     The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

     The following chart shows the regulatory capital levels for the company at March 31, 1998, March 31, 1997, and December 31, 1997:

                                              March 31,        Dec. 31
                                           --------------      ------
Ratio                       Minimum         1998    1997        1997
----------------------      --------       ------  ------      ------

  Leverage Ratio              3%             8.7     8.6         8.7
  Risk Based Capital
    Tier 1 (core)             4%            14.1    14.7        14.2
    Tier 2 (total)            8%            15.3    15.9        15.4

Liquidity
---------

     Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $39,405,326 classified as available for sale at March 31, 1998. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At March 31, 1998, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $2,570,000 and $694,000, respectively, without purchasing any additional capital stock from the FHLB. As of March 31, 1998 there were no borrowings outstanding pursuant to these agreements.

     At March 31, 1998 and March 31, 1997, the Holding Company had outstanding loan commitments and unused lines of credit totaling $7,834,000 and $7,441,000, respectively. As of March 31, 1998, management placed a high probability for required funding within one year of approximately $5,497,000. Approximately $2,211,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

  Inapplicable

Item 3            Defaults Upon Senior Securities
-------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------

  a. The matters discussed in 4c. were submitted to a vote of security holders at the April 14, 1998, Annual Meeting of Shareholders.

  b.  Inapplicable

  c.  Election of Directors
                                                  SHARES VOTED
----------------------------------------------------------------------------
                                            Against/          Abstentions
NAME                         For            Withheld        Broker Non-Votes

R. Clark Morton           1,021,676           2,161                  0
William G. Petroplus      1,021,676           2,161                  0
Ronald L. Solomon         1,021,676           2,161                  0

  d.  Inapplicable

Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------

(a)      Financial
         ----------

     The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 1998, are incorporated by reference in Part I:
                             ------

(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

(c)      Exhibits
         --------

  The exhibits listed in the Exhibit Index on page 24 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated:  April 25, 1998

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

27 Financial Data Schedule. Filed herewith and incorporated herein by reference.