Form 10-Q
period 1998-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 1998-08-03
CIK 37049

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

    For the Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer's common stock as of July 28, 1998: Common Stock,
$5.00 Par Value, shares outstanding    1,209,085 shares
-----------------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

3

                             First West Virginia Bancorp Inc. and Subsidiaries
                                       CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,        June 30,
                                                    1998               1997             1997
                                              --------------    --------------    --------------
ASSETS
Cash and due from banks                       $    4,611,232   $     4,718,516   $     4,564,501
Due from banks - interest bearing                     65,593            96,967            80,999
                                              --------------    --------------    --------------
     Total cash and cash equivalents               4,676,825         4,815,483         4,645,500
Federal funds sold                                 6,773,000         6,932,000         1,986,000
Investment securities
   Available for sale (at market value)           38,481,030        40,665,808        48,564,245
   Held to maturity  -  Market value of
   $7,194,266 at June 30, 1998 ;
   $4,837,574 at December 31, 1997;
   and $ 5,549,659 at June 30, 1997                7,132,998         4,778,146         5,522,065
Loans, net of unearned income                    100,752,760        95,373,653        86,142,661
Less allowance for possible loan losses           (1,068,680)       (1,217,763)       (1,189,645)
                                               --------------    --------------     -------------
                Net loans                         99,684,080        94,155,890        84,953,016
Premises and equipment, net                        3,021,260         3,085,087         3,153,863
Accrued income receivable                          1,092,385         1,075,701         1,112,938
Other assets                                         608,856           630,420           677,335
Intangible assets                                      2,025             4,048             6,072
                                              --------------    --------------    --------------
               Total assets                   $  161,472,459   $   156,142,583   $   150,621,034
                                              ==============    ==============    ==============
           LIABILITIES
Noninterest bearing deposits:
     Demand                                  $   14,163,024   $    14,142,125   $    12,588,960
Interest bearing deposits:
     Demand                                      22,640,625        22,908,421        21,985,330
     Savings                                     44,055,613        42,037,038        44,009,051
     Time                                        59,791,663        57,957,229        54,820,977
                                             --------------    --------------    --------------
               Total deposits                   140,650,925       137,044,813       133,404,318
                                             --------------    --------------    --------------
Repurchase agreements                             5,143,871         4,074,996         3,153,100
Accrued interest on deposits                        448,924           432,870           383,327
Other liabilities                                   452,601           460,909           375,364
                                             --------------    --------------    --------------
               Total liabilities                146,696,321       142,013,588       137,316,109
                                             --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 1,209,085 shares issued at
  June 30, 1998 and  December 31, 1997 and
  806,107 shares issued at June 30, 1997          6,045,425         6,045,425         4,030,535
Surplus                                           3,764,000         3,764,000         3,764,000
Retained Earnings                                 4,854,283         4,196,076         5,563,952
Accumulated other comprehensive income              112,430           123,494           (53,562)
                                             --------------    --------------    --------------
   Total stockholders' equity                    14,776,138        14,128,995        13,304,925
                                             --------------    --------------    --------------
Total liabilities and stockholders' equity   $  161,472,459   $   156,142,583   $   150,621,034
                                             ==============    ==============    ==============

The accompanying notes are an integral part of the financial statements

4

                          First West Virginia Bancorp Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended                Six Months Ended
                                            June 30,                         June 30,
                                       1998           1997             1998            1997
                                   ----------     ----------       ----------       ----------
                                           (Unaudited)                      (Unaudited)

INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                         $2,187,246      $1,890,729       $4,314,852       $3,662,697
   Tax-exempt                          48,899          29,054           99,318           53,373
Investment securities:
   Taxable                            594,383         760,015        1,239,287        1,461,414
   Tax-exempt                          86,043          66,252          157,863          136,967
Dividends                              11,875           5,371           18,025           10,545
Interest on deposits in banks          45,616           6,014           57,003           24,229
Interest on federal funds sold         88,574          87,730          193,580          194,279
                                    ---------       ----------       ---------       ----------
       Total interest income        3,062,636       2,845,165        6,079,928        5,543,504
INTEREST EXPENSE
Deposits                            1,269,441       1,109,993        2,494,416        2,145,724
Other borrowings                       56,351          51,359          108,315          103,597
                                    ---------       ----------       ---------       ----------
       Total interest expense       1,325,792       1,161,352        2,602,731        2,249,321
                                    ---------       ----------       ---------       ----------
       Net interest income          1,736,844       1,683,813        3,477,197        3,294,183
PROVISION FOR POSSIBLE LOAN LOSSES     56,500          36,000          103,000           61,500
                                    ---------       ----------       ---------       ----------
Net interest income after provision
       for possible loan losses     1,680,344       1,647,813        3,374,197        3,232,683
NONINTEREST INCOME
Service charges                       117,480         104,717          225,165          196,041
Securities gains (losses)                  --             --            (1,608)             --
Other operating income                 65,813          48,977          149,632          131,759
                                    ---------       ----------       ---------       ----------
       Total noninterest income       183,293         153,694          373,189          327,800
NONINTEREST EXPENSES
Salary and employee benefits          588,544         567,580        1,194,426        1,142,502
Net occupancy and equipment expenses  191,054         190,155          391,832          374,347
Other operating expenses              346,323         333,781          649,257          619,554
                                    ---------       ----------       ---------       ----------
       Total noninterest expense    1,125,921       1,091,516        2,235,515        2,136,403
                                    ---------       ----------       ---------       ----------
       Income before income taxes     737,716         709,991        1,511,871        1,424,080
                                    ---------       ----------       ---------       ----------
INCOME TAXES                          236,524         235,506          490,939          472,988
                                    ---------       ----------       ---------       ----------
       Net income                  $  501,192      $  474,485       $1,020,932       $  951,092
                                    =========       ==========       =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING 1,209,085       1,209,085        1,209,085        1,209,085
                                    =========       ==========       =========       ==========
EARNINGS PER COMMON SHARE          $     0.41      $     0.39       $     0.84       $     0.79
                                    =========       ==========       =========       ==========

The accompanying notes are an integral part of the financial statements

5

                                       First West Virginia Bancorp Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Common Stock                                       Accumulated    Other
                                 -------------------------                Comprehensive    Retained   Comprehensive
                                   Shares        Amount        Surplus       Income        Earnings      Income        Total
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1997         1,209,085   $ 6,045,425   $ 3,764,000   $        --   $ 4,196,076   $   123,494   $14,128,995

Comprehensive income

 Net income for the six months
  ended June 30, 1998                     --            --            --     1,020,932     1,020,932            --     1,020,932

Other comprehensive income, net of tax
 Unrealized gains (losses) on securities,
  net of reclassification adjustment
  (see disclosure)                        --            --            --       (11,064)           --      (11,064)      (11,064)
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Comprehensive income                                                       $ 1,009,868
                                                                           ===========

Cash dividend
 ($.30 per share)                         --            --            --                    (362,725)           --      (362,725)

                                 -----------   -----------   -----------                 -----------   -----------   -----------
Balance, June 30, 1998
 (Unaudited)                       1,209,085   $ 6,045,425   $ 3,764,000                 $ 4,854,283   $   112,430   $14,776,138
                                 ===========   ===========   ===========                 ===========   ===========   ===========


Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                   $   (12,078)

Less: reclassification adjustment for
 gains (losses) included in net income              (1,014)
                                               -----------
Net unrealized gains (losses) on securities    $   (11,064)
                                               ============

                                       Common Stock                                       Accumulated    Other
                                 -------------------------                Comprehensive    Retained   Comprehensive
                                   Shares        Amount        Surplus       Income        Earnings      Income        Total
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1996           806,107   $ 4,030,535   $ 3,764,000   $        --   $ 4,935,303   $  (80,560)   $12,649,278

Comprehensive income

 Net income for the six months
  ended June 30, 1997                     --            --            --   $   951,092   $   951,092   $        --   $   951,092

 Other comprehensive income, net of tax
  Unrealized gains (losses) on securities,
   net of reclassification adjustment
   (see disclosure)                       --            --            --   $    26,998   $        --   $    26,998   $    26,998
                                                                           -----------
Comprehensive income                                                       $   978,090
                                                                           ===========

Cash dividend
  ($.27 per share)                        --            --            --                    (322,443)           --      (322,443)
                                 -----------   -----------   -----------                   -----------   -----------   -----------
Balance, June 30, 1997
(Unaudited)                          806,107   $ 4,030,535   $ 3,764,000                   $ 5,563,952   $   (53,562)  $13,304,925
                                 ===========   ===========   ===========                   ===========   ===========   ===========


Disclosure of reclassification amount:

Unrealized holding gains (losses)
 arising during the period                    $    26,998

Less: reclassification adjustment for                  --
 gains (losses) included in net income
                                              -----------
Net unrealized gains (losses) on securities   $    26,998
                                              ===========

The accompanying notes are an integral part of the financial statements

6

                       First West Virginia Bancorp Inc. and Subsidiaries
                            CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                         Six Months Ended June 30,
                                                            1998           1997
                                                       ------------    ------------
                                                               (Unaudited)

OPERATING ACTIVITIES
Net Income                                             $  1,020,932    $    951,092
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                103,000          61,500
   Depreciation and amortization                            186,695         183,335
   Amortization of investment securities, net               (34,767)        (19,567)
   Investment security losses (gains)                         1,608              --
   Decrease (increase) in interest receivable               (16,684)       (164,912)
   Increase (decrease) in interest payable                   16,054          (1,962)
     Other, net                                              21,616        (115,084)
                                                       ------------    ------------
  Net cash provided by operating activities               1,298,454         894,402
                                                       ------------    ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold               159,000       3,475,000
Net (increase) decrease in loans, net of charge offs     (5,641,389)     (5,765,663)
Proceeds from sales of securities available for sale          2,595              --
Proceeds from maturities of securities
  available for sale                                     21,448,170       6,550,000
Proceeds from maturities of securities
  held to maturity                                          635,000       1,200,000
Principal collected on mortgage-backed securities         1,371,117         353,965
Purchases of securities available for sale              (20,621,494)    (10,524,617)
Purchases of securities held to maturity                 (2,989,855)     (1,163,639)
Recoveries on loans previously charged-off                   10,199           7,525
Purchases of premises and equipment                        (122,717)        (85,749)
                                                       ------------    ------------
       Net cash used by investing activities             (5,749,374)     (5,953,178)
                                                       ------------    ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                       3,606,112       8,133,250
Dividends paid                                             (362,725)       (322,443)
Increase (decrease) in short term borrowings              1,068,875      (2,777,591)
                                                       ------------    ------------
       Net cash provided by financing activities       $  4,312,262    $  5,033,216
                                                       ------------    ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (138,658)        (25,560)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                    4,815,483       4,671,060
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $  4,676,825    $  4,645,500
                                                       ============    ============

The accompanying notes are an integral part of the financial statements

7
              First West Virginia Bancorp, Inc. and Subsidiaries
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 AND 1997

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

8
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended June 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1997 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $501,192 for the three months ended June 30, 1998 as compared to $474,485 for the same period during 1997. The increase in earnings during the second quarter of 1998 over 1997 can be primarily attributed to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.41 in the second quarter of 1998, an increase of 5.6% over the $.39 earned during the second quarter of 1997.
          Net income for the six months ended June 30, 1998 was $1,020,932 compared to $951,092 for the same period during 1997. The increase in earnings for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily due to increased net interest income and noninterest income, offset in part by increased noninterest expenses and the provision for loan losses. Earnings per share were $.84 for the first six months of 1998, an increase of 7.3%, as compared to $.79 earned during the same period during 1997.
          Operational earnings were improved with net interest income increasing $53,031 or 3.1%, for the three months ended June 30, 1998 as compared to the same period in 1997. During the three month period ended June 30, 1998, net interest income increased primarily from the increase in the average volume of loans, offset in part by the increased interest paid on time deposits and the decrease in the average volume of investment securities. During the six month period ended June 30, 1998, the increase in net interest income was primarily due to the increased interest earned on the average volume of loans, offset in part by the increase in the interest paid on the average volume of time deposits.
          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.24% for the three month period ended June 30, 1998 as compared to 1.25% for the same period of the prior year. The ROA was 1.28% for both of the six month periods ended June 30, 1998 and 1997. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 13.80% for the three months ended June 30, 1998 and 14.39% at June 30, 1997. For the six months ended June 30, 1998 compared to June 30, 1997, ROE was 14.39% and 14.69%, respectively.
          Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

9

                                  First West Virginia Bancorp, Inc.
                  Management's Discussion and Analysis of the Financial Condition and
                                Results of Holding Company Operations
             ------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                                             First West Virginia Bancorp, Inc.

                                      Three months ended       Six months ended                Years ended
                                            June 30,                June 30,                   December 31,
                                    ---------------------    --------------------    ---------------------------------
                                       1998        1997        1998        1997        1997         1996        1995
                                    ---------    --------    --------    --------    ---------    --------    --------

SUMMARY OF OPERATIONS
   Total interest income            $  3,063     $  2,845    $  6,080    $  5,543     $ 11,507    $ 10,067    $  8,937
   Total interest expense              1,326        1,161       2,603       2,249        4,745       3,925       3,421
   Net interest income                 1,737        1,684       3,477       3,294        6,762       6,142       5,516
   Provision for loan losses              56           36         103          62          131          71          50
   Total other income                    183          154         373         328          639         568         738
   Total other expenses                1,126        1,092       2,235       2,136        4,377       4,182       4,007
   Income before income taxes            738          710       1,512       1,424        2,893       2,457       2,198
   Net income                            501          474       1,021         951        1,931       1,644       1,470

PER SHARE DATA (1)
   Net income                       $   0.41     $   0.39    $   0.84    $   0.79    $    1.60    $   1.36    $   1.22
   Cash dividends declared (2)          0.15         0.14        0.30        0.27         0.54        0.47        0.34
   Book value per share                12.22        11.00       12.22       11.00        11.69       10.46        9.68

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $ 98,882     $ 83,860    $ 97,482    $ 81,855    $  86,609    $ 74,469    $ 66,058
   Investment securities              46,086       54,007      46,494      52,548       51,754      48,557      46,020
   Deposits - Interest Bearing       126,430      120,021     125,300     117,826      120,589     112,768     100,488
   Long-term debt                         --           --          --          --           --          --          --
   Stockholders' equity               14,557       13,209      14,304      13,056       13,400      12,186      11,170
   Total Assets                      162,415      152,450     161,000     150,354      153,290     137,810     124,145

SELECTED RATIOS
   Return on average assets            1.24%        1.25%       1.28%       1.28%        1.26%       1.19%       1.18%
   Return on average equity           13.80%       14.39%      14.39%      14.69%       14.41%      13.49%      13.16%
   Average equity to average assets    8.96%        8.66%       8.88%       8.68%        8.74%       8.84%       9.00%
   Dividend payout ratio (1) (2)      36.59%       35.90%      35.71%      34.18%       33.75%      34.56%      27.87%
   Loan to Deposit ratio              71.63%       64.57%      71.63%      64.57%       69.59%      64.19%      62.67%

BALANCE SHEET                             June 30,                    December 31,
                                  ----------------------    -----------------------------------
                                     1998        1997           1997        1996        1995
                                  ----------  ----------    -----------  ----------  ----------

   Investments                    $   45,614  $   54,086     $   45,444  $   50,440  $   45,996
   Loans                             100,753      86,143         95,374      80,417      72,006
   Other Assets                       15,105      10,392         15,325      13,689       9,953
                                  ----------  ----------     ----------  ----------  ----------
      Total Assets                $  161,472  $  150,621     $  156,143  $  144,546  $  127,955
                                  ==========  ==========     ==========  ==========  ==========
   Deposits                       $  140,651  $  133,404     $  137,045  $  125,271  $  114,895
   Repurchase agreements               5,144       3,153          4,075       5,931         749
   Other Liabilities                     901         759            894         695         602
   Shareholders' Equity               14,776      13,305         14,129      12,649      11,709
                                  ----------  ----------     ----------  ----------  ----------
      Total Liabilities and
      Shareholders' Equity        $  161,472  $  150,621     $  156,143  $  144,546  $  127,955
                                  ==========  ==========     ==========  ==========  ==========

(1) Adjusted for 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend to shareholders of record as of October 1, 1997; the 4 percent common stock dividend to stockholders of record as of December 2, 1996, a 2 percent common stock dividend to stockholders of record as of December 1, 1995 and the two-for-one stock split effective April 15, 1994.

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

Net Interest Income
-------------------
          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997, respectively.
          Net interest income increased $53,031 or 3.1%, during the three month period ended June 30, 1998 as compared to 1997. The increase in net interest income resulted primarily from the increased interest earned on loans offset in part by the decreased interest earned on investment securities and the increased interest paid on time deposits. Interest and fees on loans increased $316,362 or 16.5% during the three month period ended June 30, 1998 as compared to the same period in 1997 due to the increase in average loan volume. Interest and dividend income on investment securities decreased $139,337, or 16.8% for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to the decrease in the average volume of investments. Interest expense increased $164,440, or 14.2%, during the three month period ended June 30, 1998, as compared to the same period in 1997 primarily due to the increase in the average volume of time deposits.
          For the six months ended June 30, 1998, net interest income increased $183,014 or 5.6%, as compared to 1997. This increase was largely due to the increased interest earned on loans offset in part by the decreased interest earned on investment securities and the increased interest paid on time deposits. Comparing the six month period ended June 30, 1998 to the same period in 1997, interest and fees on loans increased $698,100 or 18.8% primarily due to the increase in the average loan volume. For the six months ended June 30, 1998, interest and dividends on investment securities decreased $193,751 or 12.0% as compared to the same period in 1997. Interest expense for the six months ended June 30, 1998 increased $353,410 or 15.7% primarily due to the increase in the average volume of time deposits.

Noninterest Income
-------------------
     Noninterest income increased $29,599 or 19.3% for the three months ended June 30, 1998 as compared to the same period of the prior year. Service charges represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $12,763 during the three month period ended June 30, 1998, up 12.2%, as compared to the same period of the prior year. The increase in service charges in 1998 was primarily due to an increase in the number of charges assessed on deposit accounts. Other operating income increased $16,836 or 34.4% primarily due to the increased automated teller machine(ATM)fees.
     For the six months ended June 30, 1998, noninterest income increased $45,389 or 13.8% as compared to the same period in 1997. Service charges on checking and savings accounts contributed to the increased noninterest income. Service charges increased $29,124 or 14.9%, as compared to the same period in 1997. Other operating income increased $17,873 during the six months ended June 30, 1998 as compared to the same period of the prior year and was primarily attributable to the increased ATM fees. The investment securities loss during the six month period ended June 30, 1998 was attributable to the holding company's sale of marketable equity securities available for sale.

Non-Interest Expense
--------------------
     Noninterest expense increased $34,405 or 3.2% for the three months ended June 30, 1998 as compared to the same period of the prior year. Salary and employee benefits is the largest component of non-interest expense. During the quarter ended June 30, 1998, salary and employee benefits increased $20,964 or 3.7%. The increase was primarily attributable to normal annual merit adjustments in salaries.
     Noninterest expense increased $99,112 or 4.6% for the six months ended June 30, 1998 as compared to the same period of the prior year. Salary and employee benefits is the largest component of noninterest expense. During the six months ended June 30, 1998, salary and employee benefits increased $51,924 or 4.5%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $29,703, or 4.8%, for the six month period ended June 30, 1998 as compared to the same period in the prior year. Increased stationery and supplies expense, service expense, and postage expense, offset in part by decreased other expenses and directors fees primarily contributed to the increase in otheroperating expenses during 1998.

11
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Average Balance Sheets and Interest Rate Analysis (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 1998 and June 30, 1997 and the year ended December 31, 1997. Average balance sheet information as of June 30, 1998 and June 30, 1997 and the year ended December 31, 1997 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 1998 and 1997.

                                               For the Six                                                     For the Six
                                               Months ended                                                    Months ended
                                              June 30, 1998                   December 31, 1997                June 30, 1997
                                        ---------------------------    ----------------------------    ---------------------------
                                        Average               Average   Average              Average   Average              Average
                                        Volume     Interest    Rate     Volume     Interest    Rate     Volume    Interest    Rate
                                        --------   --------   -----    ---------   --------   -----    --------   --------   -----
                                                                              (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 38,985   $  1,232    6.37%   $ 45,157   $  2,861    6.34%   $ 45,753   $  1,436    6.33%
 Obligations of states and
   political subdivisions                  6,597        158    4.83%      5,470        264    4.83%      5,638        137    4.90%
 Other securities                            912         25    5.53%      1,127         69    6.12%      1,157         36    6.27%
                                        --------   --------   -----    --------   --------   -----    --------   --------   -----
    Total Investment securities:          46,494      1,415    6.14%     51,754      3,194    6.17%     52,548      1,609    6.17%

Interest bearing deposits                  2,098         57    5.48%        533         28    5.25%        924         24    5.24%
Federal funds sold                         7,095        194    5.51%      6,561        357    5.44%      7,280        194    5.37%
Loans, net of unearned income             97,482      4,414    9.13%     86,609      7,928    9.15%     81,855      3,716    9.15%
                                        --------   --------   -----    --------   --------   -----    --------   --------   -----
 Total earning assets                    153,169      6,080    8.00%    145,457     11,507    7.91%    142,607      5,543    7.84%

Cash and due from banks                    4,290                          4,104                          4,031
Bank premises and equipment                3,040                          3,178                          3,219
Other assets                               1,711                          1,741                          1,671
Allowance for possible loan losses        (1,210)                        (1,190)                        (1,174)
                                        --------                       --------                       --------
 Total Assets                           $161,000                       $153,290                       $150,354
                                        ========                       ========                       ========
LIABILITIES
Certificates of deposit                 $ 59,301   $  1,632    5.55%   $ 55,149   $  2,945    5.34%   $ 53,633   $  1,392    5.23%
Savings deposits                          42,770        627    2.96%     41,376      1,102    2.66%     39,344        493    2.53%
Interest bearing demand deposits          23,230        236    2.05%     24,064        509    2.12%     24,849        261    2.12%
Federal funds purchased and
   Repurchase agreements                   5,972        108    3.65%      5,118        189    3.69%      5,733        103    3.62%
                                        --------   --------   -----    --------   --------   -----    --------   --------   -----
Total interest bearing liabilities       131,273      2,603    4.00%    125,707      4,745    3.77%    123,559      2,249    3.67%
Demand deposits                           14,389                         13,235                         12,858
Other liabilities                          1,034                            948                            881
                                        --------                       --------                       --------
 Total Liabilities                       146,696                        139,890                        137,298
STOCKHOLDERS' EQUITY                      14,304                         13,400                         13,056
                                        --------                       --------                       --------
 Total Liabilities
    and Stockholders' Equity            $161,000                       $153,290                       $150,354
                                        ========                       ========                       ========
 Net yield on earning assets                       $  3,477    4.58%              $  6,762    4.65%              $  3,294    4.66%
                                                   ========   =====               ========   =====               ========   =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 1998 and 1997, and the year ended December 31, 1997, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $   6,597    $   263   8.05%   $   5,470   $    440     8.04%   $  5,638  $    228    8.17%
    Loans                                 97,482      4,480   9.27%      86,609      8,018     9.26%     81,855     3,752    9.24%
                                        ========   ========   =====    ========   ========    =====    ========  ========   =====
 Total earning assets                  $ 153,169    $ 6,251   8.23%   $ 145,457   $ 11,773     8.09%   $142,607  $  5,670    8.02%
                                        ========   ========   =====    ========   ========    =====    ========  ========   =====
 Taxable equivalent net yield on
 earning assets                                     $ 3,648   4.80%               $  7,028     4.83%             $  3,421    4.84%
                                                   ========   =====               ========    =====              ========   =====

---------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 1998 and June 30, 1997. Average balance sheet information as of June 30, 1998 and June 30, 1997 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 1998 and 1997.

                                                    For the Three                          For the Three
                                                    Months ended                           Months ended
                                                    June 30, 1998                          June 30, 1997
                                          --------------------------------       --------------------------------
                                            Average                 Average        Average                 Average
                                            Volume      Interest     Rate          Volume      Interest     Rate
                                          ----------   ----------    -----       ----------   ----------    -----
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $   37,871   $      593     6.28%      $   47,244   $      747     6.34%
   Obligations of states and
     political subdivisions                    7,239           86     4.77%           5,615           66     4.71%
   Other securities                              976           13     5.34%           1,148           18     6.29%
                                          ----------   ----------    -----       ----------   ----------    -----
Total Investment Securities                   46,086          692     6.02%          54,007          831     6.17%
Interest bearing deposits                      3,280           46     5.63%             440            6     5.47%
Federal funds sold                             6,467           89     5.52%           6,347           88     5.56%
Loans, net of unearned income                 98,882        2,236     9.07%          83,860        1,920     9.18%
                                          ----------   ----------    -----       ----------   ----------    -----
   Total earning assets                      154,715        3,063     7.94%         144,654        2,845     7.89%

Cash and due from banks                        4,120                                  4,020
Bank premises and equipment                    3,029                                  3,196
Other assets                                   1,738                                  1,761
Allowance for possible loan losses            (1,187)                                (1,181)
                                          ----------                             ----------
   Total Assets                           $  162,415                             $  152,450
                                           =========                              =========
LIABILITIES
Certificates of deposit                   $   59,782   $      829     5.56%      $   54,806   $      720     5.27%
Savings deposits                              43,132          321     2.99%          40,638          260     2.57%
Interest bearing demand deposits              23,516          119     2.03%          24,577          130     2.12%
Federal funds purchased and
   Repurchase agreements                       6,150           57     3.72%           5,312           51     3.85%
                                          ----------   ----------    -----       ----------   ----------    -----
   Total interest bearing liabilities        132,580        1,326     4.01%         125,333        1,161     3.72%
Demand deposits                               14,268                                 13,005
Other liabilities                              1,010                                    903
                                          ----------                             -----------
   Total Liabilities                         147,858                                139,241
SHAREHOLDERS' EQUITY                          14,557                                 13,209
                                          ----------                             ----------
   Total Liabilities
      and Shareholders' Equity            $  162,415                             $  152,450
                                           =========                             ==========
Met yield on earning assets                            $    1,737     4.50%                   $    1,684     4.67%
                                                       ==========    =====                    ==========    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 1998 and 1997, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                $    7,239   $      143     7.94%      $    5,615   $      110     7.86%
     Loans                                    98,882        2,269     9.20%          83,860        1,939     9.27%
                                          ==========   ==========    =====       ==========   ==========    =====
   Total earning assets                   $  154,715   $    3,153     8.17%      $  144,654   $    2,908     8.06%
                                          ==========   ==========    =====       ==========   ==========    =====

   Taxable equivalent net yield on
     earning assets                                    $    1,827      4.74%                  $    1,747      4.84%
                                                       ==========    ======                   ==========    ======

13                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $170,074 or .4% from $45,443,954 at December 31, 1997, to $45,614,028 at June 30, 1998. Taxable securities comprised 83.2% of total securities at June 30, 1998, as compared to 88.4% at December 31, 1997. The corporation does not have any securities of issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10 percent of stockholders' equity as of June 30, 1998. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     As of June 30, 1998, the Holding Company had approximately 84% of the investment portfolio classified as available for sale, while 16% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest were improved, the carrying value of securities available for sale was increased by $178,377 and $195,928 at June 30, 1998 and December 31, 1997, respectively. The market value of securities classified as held to maturity was above book value by $61,268 and $59,428 at June 30, 1998 and December 31, 1997, respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities at June 30, 1998 and 1997 and at December 31, 1997:
(in thousands)  (Unaudited):

                                        June 30,  December 31,  June 30,
                                          1998       1997        1997
                                        -------     -------     -------
Securities held to maturity:
  U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies           $    --     $    --     $   500
Obligations of states
    and political subdivisions            7,133       4,778       5,022
                                        -------     -------     -------
       Total held to maturity           $ 7,133     $ 4,778     $ 5,522
                                        -------     -------     -------

Securities available for sale :
U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies            30,385     $32,027     $42,845
Obligations of states
    and political subdivisions              514         516         509
Corporate debt securities                   207         209         508
Mortgage-backed securities                6,573       7,287       4,080
Equity Securities                           802         627         622
                                        -------     -------     -------
       Total available for sale          38,481      40,666      48,564
                                        -------     -------     -------
       Total                            $45,614     $45,444     $54,086
                                        =======     =======     =======

-----------------------------------------------------------------------

14
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 1998 and December 31, 1997 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   June 30, 1998                                  December 31, 1997
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)

U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                  $     --        -- %      $   6,312        6.14 %     $     --       -- %  $ 7,794    6.11 %
  After One But
     Within Five Years                   --        --           13,920        6.10             --       --     21,970    6.38
  After Five But
     Within Ten Years                    --        --           10,153        6.40             --       --      2,263    6.94
  After Ten Years                        --        --               --          --             --       --         --      --
                                    -------     -----          -------      ------       --------   ------   --------    ----
                                         --        --           30,385        6.21             --       --     32,027    6.35

States & Political Subdivisions

  Within One Year                       695      8.59              --          --             436     6.31         --      --
  After One But
     Within Five Years                3,309      6.64              --          --           3,238     7.16         --      --
  After Five But
     Within Ten Years                 2,691      7.15             514         7.48            941     7.55        516    7.46
  After Ten Years                       438      7.00              --           --            163     7.72         --      --
                                    -------     -----          -------      ------       --------   ------   --------    ----
                                      7,133      7.04             514         7.48          4,778     7.18        516    7.46

Corporate Debt Securities

  Within One Year                        --        --             101        7.73              --       --         --      --
  After One But
     Within Five Years                   --        --             106        8.02              --       --        209    7.83
                                    -------     -----         -------      ------        --------   ------   --------   ----
                                         --        --             207        7.88              --       --        209    7.83

Mortgage-Backed Securities               --        --           6,573        6.54              --       --      7,287    6.55

Equity Securities                        --        --             802        5.90              --       --        627    5.45
                                    -------     -----         -------      ------        --------   ------    -------   -----
  Total                             $ 7,133      7.04%        $38,481        6.29%       $  4,778     7.18%   $40,666    6.39%
                                    =======     ======        =======      ======        ========   ======    ========  =====


                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans as of June 30, 1998 were $100,752,760 as compared to $95,373,653 as of December 31, 1997, an increase of 5.6%. The loan growth can be attributed primarily to increases in commercial loans, installment loans and residential real estate loans which increased approximately $3,065,000, $1,693,000, and $436,000, respectively. The increase in commercial loans were primarily the result of expansion of area businesses due to the extension of a subsidiary bank's market area. Increases in third party paper with various automobile dealers contributed to the increase in installment loans. Loan growth was funded principally through the increase in deposits.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise twenty-four percent (24%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 1997 to June 30, 1998 were a 1% increase in commercial loans, a 1% increase in installment loans, and a 2% decrease in real estate residential loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                         June 30,                December 31,
                                 -------------------------       ----------
                                   1998            1997             1997


Real Estate - Residential
Real estate-construction       $       150     $       357     $       334
Real estate-farmland                   156             125             122
Real estate-residential             33,196          30,248          32,610
                                 ----------      ----------      ----------
                               $    33,502     $    30,730     $    33,066
                                 ----------      ----------      ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    26,740     $    22,068     $    23,925
Commercial & industrial             12,627          11,020          12,377
                                 ----------      ----------      ----------
                               $    39,367     $    33,088     $    36,302
                                 ----------      ----------      ----------

     Installment
Installment and other
   loans to individuals        $    24,180     $    20,131     $    22,487
                                 ----------      ----------      ----------

       Others
Nonrated industrial
   development obligations     $     3,752     $     2,045     $     3,517
Direct Financing Leases                 47             206              70
Other loans                             14              39              40
                                 ----------      ----------      ----------
                               $     3,813     $     2,290     $     3,627
                                 ----------      ----------      ----------

Total                              100,862          86,239          95,482
Less unearned interest                 109              96             108
                                 ----------      ----------      ----------
                               $   100,753     $    86,143     $    95,374
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 1998 and December 31, 1997 (in thousands) (Unaudited):

                                                June 30, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $    1,949     $    6,655      $    4,023
  Real Estate - construction           150             --              --
                                  ---------      ---------       ---------
     Total                      $    2,099     $    6,655      $    4,023
                                   ========       ========        ========

                                                December 31, 1997
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $    1,088     $    7,769      $    3,520
  Real Estate - construction           333             --              --
                                  ---------      ---------       ---------
     Total                      $    1,421     $    7,769      $    3,520
                                   ========       ========        ========

The following table presents an analysis of fixed and variable rate loans as of June 30, 1998 and December 31, 1997 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):
                                                June 30, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------

  Fixed Rates                   $    1,301     $    6,110      $    1,163
  Variable Rates                       798            545           2,860
                                  ---------      ---------       ---------
     Total                      $    2,099     $    6,655      $    4,023
                                   ========       ========        ========

                                               December 31, 1997
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                  ---------------------------- ----------

  Fixed Rates                   $    1,122    $    6,326       $    1,237
  Variable Rates                       299         1,443            2,283
                                  ---------     ---------        ---------
     Total                      $    1,421    $    7,769       $    3,520
                                   ========      ========         ========

---------------------------------------------------------------------------

17
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $672,000 at June 30, 1998 and $839,000 at December 31, 1997, a decrease of 20.0%. Loans classified as non-accrual were $482,000 or .5% of total loans as of June 30, 1998, as compared to $540,000 or
 .6% of total loans at December 31, 1997. There were no loans classified as renegotiated as of June 30, 1998 and 1997, respectively. The loans past due 90 days or more decreased $45,000 to $174,000 at June 30, 1998 as compared to $219,000 at December 31, 1997. Other real estate owned decreased $20,000 during the second quarter due to the sale of property by a subsidiary bank. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      June 30,        December 31,
                                 -----------------     ------------
                                  1998      1997          1997

Past Due 90 Days or More:
  Real Estate - residential    $     24  $    304    $          45
  Commercial                         16       139               70
  Installment                       134        56              104
                                 -------   -------     ------------
                               $    174  $    499    $         219
                                 -------   -------     ------------
Non-accrual:
  Real Estate - residential      $   181   $   120     $        139
  Commercial                         272       170              353
  Installment                         29        14               48
                                 -------   -------     ------------
                                 $   482   $   304     $        540
                                 -------   -------     ------------

Other Real Estate                $    16   $    49     $         80
                                 -------   -------     ------------

Total non-performing assets      $   672   $   852      $       839
                                 =======   =======      ===========

Total non-performing assets
   to total loans and
   other real estate              0.67%      0.99%            0.88%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $30,500 and $9,200 for the periods ended June 30, 1998 and 1997, respectively.

As of June 30, 1998, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

18
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $56,500 during the three months ended June 30, 1998, from $36,000 during the same period of the prior year. The increased loan growth combined with the increase in net charge-offs and non-performing assets has prompted the increase in the provision for loan losses. The allowance for possible loan losses represented 1.1% and 1.3% of loans outstanding as of June 30, 1998 and December 31, 1997, respectively. Net loan charge-offs were $188,000 during the second quarter of 1998. The net charge-offs during the three month period ended June 30, 1998 were primarily commercial and installment loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                               June 30,           December 31,
                                         -------------------      ------------
                                          1998       1997           1997

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,218  $   1,160      $    1,160

Loans Charged Off:
  Real Estate - residential                   65         --              18
  Commercial                                 134          1              --
  Installment                                 63         39              67
                                         --------   --------      ----------
                                             262         40              85
Recoveries:
  Real Estate - residential                    5         --              --
  Commercial                                  --          3               3
  Installment                                  5          5               9
                                         --------   --------      ----------
                                              10          8              12

Net Charge-offs                              252         32              73


Additions Charged to Operations              103         62             131
                                         --------   --------      ----------

Balance at end of period:              $   1,069  $   1,190      $    1,218
                                          =======    =======       =========

Average Loans Outstanding              $  97,482  $  81,855     $    86,609
                                          =======    =======       =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                 .26%       .04%            .08%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.06%      1.38%           1.28%

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1997 , and the six month period ended June 30, 1998 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                       June 30,                                             December 31,
                    -------------     --------------------------------------------------------------------------------------------
                        1998                1997               1996             1995              1994               1993
                    -------------        -----------        ---------        ----------        ----------        -----------
                          Percent             Percent            Percent          Percent           Percent            Percent
                          of loans            of loans           of loans         of loans          of loans           of loans
                          in each             in each            in each          in each           in each            in each
                          category            category           category         category          category           category
                          to total            to total           to total         to total          to total           to total
                  Amount  loans       Amount  loans      Amount  loans    Amount  loans     Amount  loans      Amount  loans
                 -------  ------      ------  ------     ------  -----    ------  ------    ------  ------     ------  ------
Real estate -
  residential    $  193    33.2%   $  202     34.6%    $  192     36.5%   $  215    39.9%     $216     43.1%    $216     43.1%
Commercial          490    39.0       622     38.0        619     39.1       618    36.5       420     34.7      382     35.9
Installment         335    24.0       343     23.6        298     21.6       265    20.0       260     19.3      248     17.6
Others               20     3.8        20      3.8         20      2.8        20     3.6        20      2.9       20      3.4
Unallocated          31      --        31       --         31       --        31      --        31       --       30        -
                  ------  -----     ------   -----       ----    -----      ----   -----      ----   ------     ----   ------
Total            $1,069   100.0%   $1,218    100.0%    $1,160    100.0%   $1,149   100.0%     $947    100.0%    $896    100.0%
                  ======  =====     ======   =====      ====     =====     =====   =====      ====    ======    ====    ======

20

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $140,650,925 at June 30, 1998 as compared to $137,044,813 at December 31, 1997, an increase of 2.6%. Deposit growth increased primarily in savings and time deposits. Savings and time deposits grew primarily as a result of consumers selecting higher yielding products and the special promotions of time deposits offered by the subsidiary banks.


Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                           June 30, 1998
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months       TOTAL
                          -------             ------------     -------------        ------       -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 1,455            $      1,500     $  3,124            $  4,231     $ 10,310

                                        December 31, 1997
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months       TOTAL
                          -------             ------------     -------------        ------       -----
                                              (Expressed   in Thousands)

Time Certificates
  of Deposit              $  4,297            $      1,128    $  1,668            $  4,854     $ 11,947


Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $5,143,871 at June 30, 1998, an increase of $1,068,875, as compared to December 31, 1997. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

21
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 4.7% during the first six months of 1998 entirely from current earnings after quarterly dividends, and a decrease of .1% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 9.2% of total assets at June 30, 1998 as compared to 9.0% at December 31, 1997.
     The Holding Company's primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and internal growth. In management's opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.
     The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelinesestablish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

          The following chart shows the regulatory capital levels for the company at June 30, 1998, June 30, 1997, and December 31, 1997:

                                              June 30,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          1998    1997        1997
----------------------      --------       -------  -----       -----

  Leverage Ratio              3%            8.8      8.6         8.7
  Risk Based Capital
    Tier 1 (core)             4%           14.0     14.6        14.2
    Tier 2 (total)            8%           15.0     15.8        15.4

Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $38,481,030 classified as available for sale at June 30, 1998. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At June 30, 1998, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $2,570,000 and $694,000, respectively, without purchasing any additional capital stock from the FHLB. As of June 30, 1998 there were no borrowings outstanding pursuant to these agreements.
     At June 30, 1998 the Holding Company had outstanding loan commitments and unused lines of credit totaling $7,491,000. As of June 30, 1998, management placed a high probability for required funding within one year of approximately $5,114,000. Approximately $2,229,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

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


  d.  Inapplicable



Item 5            Other Information
-----------------------------------


  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the six month period ended June 30, 1998, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended June 30, 1998.



(c)      Exhibits
         --------

  The exhibits listed in the Exhibit Index on page 25 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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



Dated: July 28, 1998

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