Form 10-Q
period 1998-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 1998-11-13
CIK 37049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

    For the Quarterly Period Ended September 30, 1998

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

The number of shares outstanding of the issuer's common stock as of November 5, 1998:

Common Stock, $5.00 Par Value, shares outstanding    1,257,252 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

3
              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                              September 30,     December 31,     September 30,
                                                  1998              1997             1997
                                             --------------    --------------    --------------
         ASSETS
Cash and due from banks                      $    4,086,778    $    4,718,516    $    4,498,189
Due from banks - interest bearing                   113,890            96,967            88,112
                                             --------------    --------------    --------------
     Total cash and cash equivalents              4,200,668         4,815,483         4,586,301
Federal funds sold                                5,910,000         6,932,000         4,374,000
Investment securities
   Available for sale (at market value)          43,445,757        40,665,808        47,933,408
   Held to maturity  -  Market value of
   $8,989,089 at September 30, 1998 ;
   $4,837,574 at December 31, 1997;
   and $4,777,946 at September 30, 1997           8,849,892         4,778,146         4,719,493
Loans, net of unearned income                   100,594,506        95,373,653        91,476,574
Less allowance for possible loan losses          (1,109,141)       (1,217,763)       (1,197,027)
                                             --------------    --------------    --------------
                Net loans                        99,485,365        94,155,890        90,279,547
Premises and equipment, net                       2,970,722         3,085,087         3,105,589
Accrued income receivable                         1,156,556         1,075,701         1,276,644
Other assets                                        618,824           630,420           650,803
Intangible assets                                     1,012             4,048             5,060
                                             --------------    --------------    --------------
               Total assets                  $  166,638,796   $   156,142,583   $   156,930,845
                                             ==============    ==============    ==============
           LIABILITIES
Noninterest bearing deposits:
     Demand                                  $   15,375,432   $    14,142,125   $    14,384,482
Interest bearing deposits:
     Demand                                      24,141,861        22,908,421        23,022,897
     Savings                                     44,036,683        42,037,038        43,892,293
     Time                                        60,500,052        57,957,229        56,450,631
                                             --------------    --------------    --------------
               Total deposits                   144,054,028       137,044,813       137,750,303
                                             --------------    --------------    --------------
Repurchase agreements                             6,297,329         4,074,996         4,494,987
Accrued interest on deposits                        479,124           432,870           419,828
Other liabilities                                   559,945           460,909           469,646
                                             --------------    --------------    --------------
               Total liabilities                151,390,426       142,013,588       143,134,764
                                             --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value   1,257,252 shares issued at
  September 30, 1998 1,209,085 shares issued
  at December 31, 1997; and 1,209,085 shares
  issued at September 30, 1997                    6,286,260         6,045,425         6,045,425
Surplus                                           4,739,381         3,764,000         3,764,000
Retained Earnings                                 3,972,419         4,196,076         3,890,518
Accumulated other comprehensive income              250,310           123,494            96,138
                                             --------------    --------------    --------------
   Total stockholders' equity                    15,248,370        14,128,995        13,796,081
                                             --------------    --------------    --------------
Total liabilities and stockholders' equity   $  166,638,796    $  156,142,583    $  156,930,845
                                             ==============    ==============    ==============

The accompanying notes are an integral part of the financial statements

4
                            First West Virginia Bancorp Inc. and Subsidiaries
                                   CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                              1998          1997             1998        1997
                                           ----------   ----------        ----------   ----------
                                                (Unaudited)                     (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                 $2,257,669   $2,019,749        $6,572,521   $5,682,446
   Tax-exempt                                  53,661       35,099           152,979       88,472
Investment securities:
   Taxable                                    611,734      749,512         1,856,630    2,210,926
   Tax-exempt                                 100,538       63,831           258,401      200,798
Other interest income                          41,935        3,564            98,938       27,793
Dividends                                       7,890        6,109            20,306       16,654
Interest on federal funds sold                 74,706       76,858           268,286      271,137
                                           ----------   ----------        ----------   ----------
       Total interest income                3,148,133    2,954,722         9,228,061    8,498,226
INTEREST EXPENSE
Deposits                                    1,315,772    1,185,351         3,810,188    3,331,075
Other borrowings                               47,491       38,834           155,806      142,431
                                           ----------   ----------        ----------   ----------
       Total interest expense               1,363,263    1,224,185         3,965,994    3,473,506
                                           ----------   ----------        ----------   ----------
       Net interest income                  1,784,870    1,730,537         5,262,067    5,024,720
PROVISION FOR POSSIBLE LOAN LOSSES             76,500       34,500           179,500       96,000
                                           ----------   ----------        ----------   ----------
Net interest income after provision
       for possible loan losses             1,708,370    1,696,037         5,082,567    4,928,720
NONINTEREST INCOME
Service charges                               130,303      108,016           355,468      304,057
Securities gains (losses)                       2,786           --             1,178           --
Other operating income                         85,070       64,599           234,702      196,358
                                           ----------   ----------        ----------   ----------
       Total noninterest income               218,159      172,615           591,348      500,415
NONINTEREST EXPENSES
Salary and employee benefits                  605,394      569,043         1,799,820    1,711,545
Net occupancy and equipment expenses          202,068      200,494           593,900      574,841
Other operating expenses                      364,607      346,806         1,013,864      966,360
                                           ----------   ----------        ----------   ----------
       Total noninterest expense            1,172,069    1,116,343         3,407,584    3,252,746
                                           ----------   ----------        ----------   ----------
       Income before income taxes             754,460      752,309         2,266,331    2,176,389
                                           ----------   ----------        ----------   ----------
INCOME TAXES                                  238,745      249,632           729,684      722,620
                                           ----------   ----------        ----------   ----------
       Net income                          $  515,715    $ 502,677        $1,536,647   $1,453,769
                                           ==========   ==========        ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING         1,257,252    1,257,252         1,257,252    1,257,252
                                           ==========   ==========        ==========   ==========
EARNINGS PER COMMON SHARE *                $     0.41   $     0.40        $     1.22   $     1.16
                                           ==========   ==========        ==========   ==========

* Restated to reflect a 4 percent common stock dividend, payable
  October 26, 1998 to stockholders of record October 1, 1998.

The accompanying notes are an integral part of the financial statements

5

                                        First West Virginia Bancorp Inc. and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Accumulated
                                              Common Stock                                                 Other
                                         -----------------------             Comprehensive   Retained  Comprehensive
                                         Shares        Amount      Surplus       Income      Earnings      Income        Total
                                        ----------   ----------   ----------   ----------   ----------   ----------   -----------

Balance, December 31, 1997               1,209,085   $6,045,425   $3,764,000                $4,196,076   $  123,494   $14,128,995

Comprehensive income

  Net income for the nine months
    ended September 30, 1998                    --           --           --   $1,536,647    1,536,647           --     1,536,647

  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                          --           --           --      126,816           --       126,816      126,816
                                                                               ----------
Comprehensive income                                                           $1,663,463
                                                                               ==========
4% Common stock dividend at fair market
   value                                    48,167      240,835      975,381                (1,216,216)                        --

Cash dividend
  ($.43 per share)                              --           --           --                  (544,088)          --      (544,088)


                                        ----------   ----------   ----------                ----------   ----------   -----------
Balance, September 30, 1998 (Unaudited)  1,257,252   $6,286,260   $4,739,381                $3,972,419   $  250,310   $15,248,370
                                        ==========   ==========   ==========                ==========   ==========   ===========


Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                         $  127,558

Less: reclassification adjustment for
   gains (losses) included in net income                    742
                                                     ----------
Net unrealized gains (losses) on securities          $  126,816
                                                     ==========

                                                                                           Accumulated
                                              Common Stock                                                 Other
                                         -----------------------             Comprehensive   Retained  Comprehensive
                                         Shares        Amount      Surplus       Income      Earnings      Income        Total
                                        ----------   ----------   ----------   ----------   ----------   ----------   -----------

Balance, December 31, 1996                 806,107   $4,030,535   $3,764,000                $4,935,303   $  (80,560)  $12,649,278

Comprehensive income

  Net income for the nine months
    ended September 30, 1997                    --           --           --   $1,453,769    1,453,769           --     1,453,769

  Other comprehensive income, net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                          --           --           --      176,698           --      176,698       176,698
                                                                               ----------
Comprehensive income                                                           $1,630,467
                                                                               ==========
50% Common stock dividend at par
   value                                   402,978    2,014,890                             (2,014,890)                        --

Cash dividend
  ($.38 per share)                              --           --           --                  (483,664)          --      (483,664)


                                        ----------   ----------   ----------                ----------   ----------   -----------
Balance, September 30, 1997 (Unaudited) 1,209,085    $6,045,425   $3,764,000                $3,890,518   $   96,138   $13,796,081
                                        ==========   ==========   ==========                ==========   ==========   ===========

Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                         $  176,698

Less: reclassification adjustment for
   gains (losses) included in net income                     --
                                                     ----------
Net unrealized gains (losses) on securities          $  176,698
                                                     ==========

The accompanying notes are an integral part of the financial statements

                       First West Virginia Bancorp Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended September 30,
                                                                   1998           1997
                                                               ------------   ------------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net Income                                                     $  1,536,647   $  1,453,769
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Provision for loan losses                                        179,500         96,000
   Depreciation and amortization                                    281,242        276,002
   Amortization of investment securities, net                       (56,825)       (33,855)
   Investment security losses (gains)                                (1,178)            --
   Decrease (increase) in interest receivable                       (80,855)      (328,618)
   Increase (decrease) in interest payable                           46,254         34,539
     Other, net                                                      36,247        (80,803)
                                                               ------------   ------------
      Net cash provided by operating activities                   1,941,032      1,417,034
                                                               ------------   ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                     1,022,000      1,087,000
Net (increase) decrease in loans, net of charge offs             (5,526,092)   (11,130,037)
Proceeds from sales of securities available for sale                  6,543             --
Proceeds from maturities of securities available for sale        25,298,171     10,250,000
Proceeds from maturities of securities held to maturity             735,000      2,000,000
Principal collected on mortgage-backed securities                 2,102,441        620,678
Purchases of securities available for sale                      (29,928,515)   (13,607,139)
Purchases of securities held to maturity                         (4,806,131)    (1,163,900)
Recoveries on loans previously charged-off                           17,117         10,868
Purchases of premises and equipment                               (163,841)       (129,130)
                                                               ------------   ------------
       Net cash used by investing activities                    (11,243,307)   (12,061,660)
                                                               ------------   ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                               7,009,215     12,479,235
Dividends paid                                                     (544,088)      (483,664)
Increase (decrease) in short term borrowings                      2,222,333     (1,435,704)
                                                               ------------   ------------
      Net cash provided by financing activities                $  8,687,460   $ 10,559,867
                                                               ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (614,815)       (84,759)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    4,815,483      4,671,060
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  4,200,668   $  4,586,301
                                                               ============   ============

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998 AND 1997


 1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1997, should be read in conjunction with these financial statements.

2. On September 8, 1998, the corporation declared a 4 percent common stock dividend to stockholders of record on October 1, 1998, payable October 26, 1998. Accordingly, the corporation issued 48,167 shares of common stock. All common share data include the effect of the stock dividend.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1997 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

     The Holding Company reported net income of $515,715 for the three months ended September 30, 1998 as compared to $502,677 for the same period during 1997. The increase in earnings during the third quarter of 1998 over 1997 can be primarily attributed to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for
loan losses.   Earnings per share were $.41 in the third quarter of 1998, an increase over the $.40 earned during the third quarter of 1997.
     Net income for the nine months ended September 30, 1998 was $1,536,647 compared to $1,453,769 for the same period during 1997. The increase in earnings for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily due to increased net interest income and noninterest income, offset in part by increased noninterest expenses and the provision for loan losses. Earnings per share were $1.22 for the nine months ended September 30, 1998, an increase of 6.6%, as compared to $1.16 earned during the same period during 1997.
     Operational earnings were improved with net interest income increasing $54,333 or 3.1%, for the three months ended September 30, 1998 as compared to the same period in 1997. During the three month period ended September 30, 1998, net interest income increased primarily from the increase in the average volume of loans, offset in part by the increased interest paid on time deposits and the decrease in the average volume of investment securities. During the nine month period ended September 30, 1998, the increase in net interest income was primarily due to the increased interest earned on the average volume of loans, offset in part by the increase in the interest paid on the average volume of time deposits.
     Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.24% for the three month period ended September 30, 1998 as compared to 1.29% for the same period of the prior year. The ROA was 1.26% for the nine month period ended September 30, 1998 and 1.28% for the same period in 1997. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 13.80% for the three months ended September 30, 1998 and 14.69% at September 30, 1997. For the nine months ended September 30, 1998 compared to September 30, 1997, ROE was 14.15% and 14.81%, respectively.
     Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

9
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                                                First West Virginia Bancorp, Inc.

                                      Three months ended        Nine months ended                  Years ended
                                         September 30,            September 30,                    December 31,
                                    ---------------------     ---------------------     ----------------------------------
                                       1998         1997         1998         1997        1997         1996        1995
                                    --------     --------     --------     --------     --------     --------     --------
SUMMARY OF OPERATIONS
   Total interest income            $  3,148     $  2,955     $  9,228     $  8,498     $ 11,507    $  10,067     $  8,937
   Total interest expense              1,363        1,224        3,966        3,474        4,745        3,925        3,421
   Net interest income                 1,785        1,731        5,262        5,024        6,762        6,142        5,516
   Provision for loan losses              77           35          179           96          131           71           50
   Total other income                    218          172          591          501          639          568          738
   Total other expenses                1,172        1,116        3,408        3,253        4,377        4,182        4,007
   Income before income taxes            754          752        2,266        2,176        2,893        2,457        2,198
   Net income                            516          503        1,537        1,454        1,931        1,644        1,470

PER SHARE DATA (1)
   Net income                       $   0.41     $   0.40     $   1.22     $   1.16     $   1.54     $   1.31     $   1.17
   Cash dividends declared (2)          0.14         0.13         0.43         0.38         0.52         0.46         0.33
   Book value per share                12.13        10.97        12.13        10.97        11.24        10.06         9.31

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $100,476     $ 88,575     $ 98,491     $ 84,120     $ 86,609     $ 74,469     $ 66,058
   Investment securities              48,296       52,824       47,101       52,641       51,754       48,557       46,020
   Deposits - Interest Bearing       129,294      123,226      126,646      119,646      120,589      112,768      100,488
   Long-term debt                        --           --            --           --           --           --           --
   Stockholders' equity               14,835       13,583       14,527       13,128       13,400       12,186       11,170
   Total Assets                      165,172      155,139      162,450      151,860      153,290      137,810      124,145

SELECTED RATIOS
   Return on average assets            1.24%        1.29%        1.26%        1.28%        1.26%        1.19%        1.18%
   Return on average equity           13.80%       14.69%       14.15%       14.81%       14.41%       13.49%       13.16%
   Average equity to average assets    8.98%        8.76%        8.94%        8.64%        8.74%        8.84%        9.00%
   Dividend payout ratio (1) (2)      34.15%       32.50%       35.25%       32.76%       33.77%       35.11%       28.21%
   Loan to Deposit ratio              69.83%       66.41%       69.83%       66.41%       69.59%       64.19%       62.67%

BALANCE SHEET                           September 30,                   December 31,
                                    ---------------------     ----------------------------------
                                      1998         1997         1997         1996         1995
                                    --------     --------     --------     --------     --------

   Investments                      $ 52,296     $ 52,653     $ 45,444    $  50,440     $ 45,996
   Loans                             100,594       91,477       95,374       80,417       72,006
   Other Assets                       13,749       12,801       15,325       13,689        9,953
                                    --------     --------     --------     --------     --------
      Total Assets                  $166,639     $ 156,931    $156,143    $ 144,546     $127,955
                                    ========     ========     ========     ========     ========
   Deposits                         $144,054     $137,750     $137,045    $ 125,271     $114,895
   Repurchase agreements               6,298        4,495        4,075        5,931          749
   Other Liabilities                   1,039          890          894          695          602
   Shareholders' Equity               15,248       13,796       14,129       12,649       11,709
                                    --------     --------     --------     --------     --------
      Total Liabilities and
      Shareholders' Equity          $166,639     $156,931     $156,143    $ 144,546     $127,955
                                    ========     ========     ========     ========     ========

(1) Adjusted for a 4 percent common stock dividend to stockholders of record as of October 1, 1998, payable October 26, 1998; a 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend to shareholders of record as of October 1, 1997; a 4 percent common stock dividend to stockholders of record as of December 2, 1996, a 2 percent common stock dividend to stockholders of record as of December 1, 1995.

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

Net Interest Income
-------------------
     The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997, respectively.
     Net interest income increased $54,333 or 3.1%, during the three month period ended September 30, 1998 as compared to 1997. The increase in net interest income resulted primarily from the increased interest earned on loans offset in part by the decreased interest earned on investment securities and the increased interest paid on time deposits. Interest and fees on loans increased $256,482 or 12.5% during the three month period ended September 30, 1998 as compared to the same period in 1997 due to the increase in average loan volume. Interest and dividend income on investment securities decreased $99,290, or 12.1% for the three months ended
September 30, 1998 as compared to the same period in 1997 primarily due to the decrease in the average volume of investments. Interest expense increased $139,078, or 11.4%, during the three month period ended
September 30, 1998, as compared to the same period in 1997 primarily due to the increase in the average volume of time deposits.
     For the nine months ended September 30, 1998, net interest income increased $237,347 or 4.7%, as compared to 1997. This increase was largely due to the increased interest earned on loans offset in part by the decreased interest earned on investment securities and the increased interest paid on time deposits. Comparing the nine month period ended September 30, 1998 to the same period in 1997, interest and fees on loans increased $954,582 or 16.5% primarily due to the increase in the average loan volume. For the nine months ended September 30, 1998, interest and dividends on investment securities decreased $293,041 or 12.1% as compared to the same period in 1997. Interest expense for the nine months ended September 30, 1998 increased $492,488 or 14.2% primarily due to the increase in the average volume of time deposits.

Noninterest Income
-------------------
     Noninterest income increased $45,544 or 26.4% for the three months ended September 30, 1998 as compared to the same period of the prior year. Service charges represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $22,287 during the three month period ended September 30, 1998, up 20.6%, as compared to the same period of the prior year. The increase in service charges in 1998 was primarily due to an increase in the number of charges assessed on deposit accounts. Other operating income increased
$20,471 or 31.7% primarily due to the increased automated teller machine (ATM) fees.
     For the nine months ended September 30, 1998, noninterest income increased $90,933 or 18.2% as compared to the same period in 1997. Service charges on checking and savings accounts contributed to the increased noninterest income. Service charges increased $51,411 or 16.9%, as compared to the same period in 1997. Other operating income increased $38,344 during the nine months ended September 30, 1998 as compared to the same period of the prior year and was primarily attributable to the increased ATM fees. The investment securities gain during the nine month period ended September 30, 1998 was attributable to the holding company's sale of marketable equity securities available for sale.

Non-Interest Expense
--------------------
     Noninterest expense increased $55,726 or 5.0% for the three months ended September 30, 1998 as compared to the same period of the prior year. Salary and employee benefits is the largest component of non-interest expense. During the quarter ended September 30, 1998, salary and employee benefits increased $36,351 or 6.4%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses increased $17,801 or 5.1% for the three months ended September 30, 1998 as compared to the same period of the prior year. Increased stationery and supplies expense and other expenses offset in part by decreased advertising expenses primarily contributed to the increase in other operating expenses.
     Noninterest expense increased $154,838 or 4.8% for the nine months ended September 30, 1998 as compared to the same period of the prior year. During the nine months ended September 30, 1998, salary and employee benefits increased $88,275 or 5.2%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $47,504, or 4.9%, for the nine month period ended September 30, 1998 as compared to the same period in the prior year. Increased stationery and supplies expense, service expense, other expense, and other taxes, offset in part by decreased directors fees primarily contributed to the increase in other operating expenses during 1998.

11
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Average Balance Sheets and Interest Rate Analysis (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended
September 30, 1998 and September 30, 1997 and the year ended December 31, 1997. Average balance sheet information as of September 30, 1998 and September 30, 1997 and the year ended December 31, 1997 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.
Average rates were annualized for the nine month periods ended September 30, 1998 and 1997.

                                               For the Nine                                                   For the Nine
                                               Months ended                                                   Months ended
                                            September 30, 1998                December 31, 1997             September 30, 1997
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average             Average    Average               Average   Average              Average
                                         Volume   Interest    Rate      Volume   Interest      Rate     Volume   Interest     Rate
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
                                                                              (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 38,911   $ 1,837    6.31%    $ 45,157   $ 2,861      6.34%   $ 45,904   $ 2,174     6.33%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
 Obligations of states and
   political subdivisions                  7,256       258    4.75%       5,470       264      4.83%      5,551       201     4.84%
 Other securities                            934        40    5.73%       1,127        69      6.12%      1,186        54     6.09%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
    Total Investment securities:          47,101     2,135    6.06%      51,754     3,194      6.17%     52,641     2,429     6.17%

Interest bearing deposits                  2,410        99    5.49%         533        28      5.25%        680        27     5.31%
Federal funds sold                         6,488       268    5.52%       6,561       357      5.44%      6,702       271     5.41%
Loans, net of unearned income             98,491     6,726    9.13%      86,609     7,928      9.15%     84,120     5,771     9.17%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
   Total earning assets                  154,490     9,228    7.99%     145,457    11,507      7.91%    144,143     8,498     7.88%

Cash and due from banks                    4,327                          4,104                           4,086
Bank premises and equipment                3,027                          3,178                           3,192
Other assets                               1,776                          1,741                           1,623
Allowance for possible loan losses        (1,170)                        (1,190)                         (1,184)
                                        --------                       --------                        --------
   Total Assets                         $162,450                       $153,290                        $151,860
                                        ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 59,808   $ 2,489    5.56%    $ 55,149   $ 2,945      5.34%   $ 54,395   $ 2,149     5.28%
Savings deposits                          43,202       962    2.98%      41,376     1,102      2.66%     40,838       796     2.61%
Interest bearing demand deposits          23,636       359    2.03%      24,064       509      2.12%     24,412       387     2.12%
Federal funds purchased and
   Repurchase agreements                   5,708       156    3.65%       5,118       189      3.69%      5,193       142     3.66%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
   Total interest bearing liabilities    132,354     3,966    4.01%     125,707     4,745      3.77%    124,838     3,474     3.72%

Demand deposits                           14,509                         13,235                          12,983
Other liabilities                          1,060                            948                             911
                                        --------                       --------                        --------
   Total Liabilities                     147,923                        139,890                         138,732
STOCKHOLDERS' EQUITY                      14,527                         13,400                          13,128
                                        --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity            $162,450                       $153,290                        $151,860
                                        ========                       ========                        ========
 Net yield on earning assets                       $ 5,262    4.55%               $ 6,762      4.65%              $ 5,024     4.66%
                                                   =======   ======               =======     ======              =======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 1998 and 1997, and the year ended December 31, 1997, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities               $  7,256   $   430    7.92%    $  5,470   $   440      8.04%   $  5,551   $   335     8.07%
    Loans                                 98,491     6,827    9.27%      86,609     8,018      9.26%     84,120     5,830     9.27%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
 Total earning assets                   $154,490   $ 9,501    8.22%    $145,457   $11,773      8.09%   $144,143   $ 8,691     8.06%
                                        --------   -------   ------    --------   -------     ------   --------   -------    ------
 Taxable equivalent net yield on
 earning assets                                    $ 5,535    4.79%               $ 7,028      4.83%              $ 5,217     4.84%
                                                   =======   ======               =======     ======              =======    ======

--------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 1998 and September 30, 1997. Average balance sheet information as of September 30, 1998 and September 30, 1997 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 1998 and 1997.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                   September 30, 1998                         September 30, 1997
                                          -----------------------------------         -------------------------------
                                            Average                   Average            Average                Average
                                            Volume       Interest      Rate              Volume     Interest      Rate
                                          -----------   ---------     -------          -----------  --------    -------
ASSETS:
Investment securities:
   U.S. Treasury and other U.S.
     Government agencies                  $    38,766   $     605       6.19%          $    46,211  $    738      6.34%
   Obligations of states and
     political subdivisions                     8,553         101       4.68%                5,381        64      4.72%
   Other securities                               977          14       5.69%                1,232        18      5.80%
                                          -----------   ---------     -------          -----------  --------    -------
Total Investment Securities                    48,296         720       5.91%               52,824       820      6.16%
Interest bearing deposits                       3,022          42       5.51%                  201         3      5.92%
Federal funds sold                              5,295          75       5.62%                5,564        77      5.49%
Loans, net of unearned income                 100,476       2,311       9.13%               88,575     2,055      9.20%
                                          -----------   ---------     -------          -----------  --------    -------
   Total earning assets                       157,089       3,148       7.95%              147,164     2,955      7.97%

Cash and due from banks                         4,399                                        4,193
Bank premises and equipment                     3,002                                        3,140
Other assets                                    1,775                                        1,843
Allowance for possible loan losses             (1,093)                                      (1,201)
                                          -----------                                  -----------
   Total Assets                           $   165,172                                  $   155,139
                                          ===========                                  ===========
LIABILITIES
Certificates of deposit                   $    60,808   $     856       5.58%         $     55,893  $    757      5.37%
Savings deposits                               44,052         336       3.03%               43,779       302      2.74%
Interest bearing demand deposits               24,434         124       2.01%               23,554       126      2.12%
Federal funds purchased and
   Repurchase agreements                        5,187          47       3.59%                4,129        39      3.75%
                                          -----------   ---------     -------          -----------  --------    -------
   Total interest bearing liabilities         134,481       1,363       4.02%              127,355     1,224      3.81%
Demand deposits                                14,745                                       13,231
Other liabilities                               1,111                                          970
                                          -----------                                  -----------
   Total Liabilities                          150,337                                      141,556
SHAREHOLDERS' EQUITY                           14,835                                       13,583
                                          -----------                                  -----------
   Total Liabilities
      and Shareholders' Equity            $   165,172                                  $   155,139
                                          ===========                                  ===========
Met yield on earning assets                             $   1,785       4.51%                       $  1,731     4.67%
                                                        =========     =======                       ========    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 1998 and 1997, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                $     8,553   $     168       7.81%          $     5,381  $    107      7.86%
     Loans                                    100,476       2,347       9.27%               88,575     2,078      9.31%
                                          ===========   =========     =======          ===========  ========    =======
   Total earning assets                   $   157,089   $   3,251       8.21%          $   147,164  $  3,021      8.14%
                                          ===========   =========     =======          ===========  ========    =======

   Taxable equivalent net yield on
     earning assets                                     $   1,888       4.77%                       $  1,797      4.84%
                                                        =========     =======                       ========    =======

13
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
-----------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $6,851,695 or 15.1% from $45,443,954 at December 31, 1997, to $52,295,649 at September 30, 1998. Taxable securities comprised 82.1% of total securities at September 30, 1998, as compared to 88.4% at December 31, 1997. The corporation does not have any securities of issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10 percent of stockholders' equity as of September 30, 1998. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
      As of September 30, 1998, the Holding Company had approximately 83% of the investment portfolio classified as available for sale, while 17% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest were improved, the carrying value of securities available for sale was increased by $397,129 and $195,928 at September 30, 1998 and December 31, 1997, respectively. The market value of securities classified as held to maturity was above book value by $139,197 and $59,428 at September 30, 1998 and December 31, 1997,
respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities at September 30, 1998 and 1997 and at December 31, 1997:
(in thousands)  (Unaudited):

                                         September 30,   December 31,   September 30,
                                             1998            1997            1997
                                         -----------     -----------     -----------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies        $        --     $        --     $        --
  Obligations of states
        and political subdivisions             8,850           4,778           4,720
                                         -----------     -----------     -----------
            Total held to maturity       $     8,850     $     4,778     $     4,720
                                         -----------     -----------     -----------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             35,429     $    32,027     $    40,897
  Obligations of states
        and political subdivisions               519             516             514
  Corporate debt securities                      209             209           1,202
  Mortgage-backed securities                   6,517           7,287           4,698
  Equity Securities                              772             627             622
                                         -----------     -----------     -----------
            Total available for sale          43,446          40,666          47,933
                                         -----------     -----------     -----------
            Total                        $    52,296     $    45,444     $    52,653
                                         ===========     ===========     ===========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 1998 and December 31, 1997 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                September 30, 1998                            December 31, 1997
                                 -------------------------------------------     -------------------------------------------
                                      Securities             Securities              Securities              Securities
                                   Held to Maturity      Available for Sale       Held to Maturity       Available for Sale
                                 -------------------     -------------------     --------------------    -------------------
                                  Amount      Yield       Amount       Yield      Amount      Yield       Amount      Yield
                                 ---------    ------     ---------    ------     ---------    ------     ---------    ------
                                                                         (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                $      --        --%    $   9,510      5.90%    $      --        --%    $   7,794      6.11%
  After One But
     Within Five Years                  --        --        17,530      6.01            --        --        21,970      6.38
  After Five But
     Within Ten Years                   --        --         8,389      6.34            --        --         2,263      6.94
  After Ten Years                       --        --            --        --            --        --            --        --
                                 ---------    ------     ---------    ------     ---------    ------     ---------    ------
                                        --        --        35,429      6.06            --        --        32,027      6.35

States & Political Subdivisions

  Within One Year                      725      8.62            --        --           436      6.31            --        --
  After One But
     Within Five Years               4,394      6.55            --        --         3,238      7.16            --        --
  After Five But
     Within Ten Years                3,731      7.06           519      7.41           941      7.55           516      7.46
  After Ten Years                       --        --            --        --           163      7.72            --        --
                                 ---------    ------     ---------    ------     ---------    ------     ---------    ------
                                     8,850      6.93           519      7.41         4,778      7.18           516      7.46

Corporate Debt Securities

  Within One Year                       --        --           101      7.73            --        --            --        --
  After One But
     Within Five Years                  --        --           108      7.92            --        --           209      7.83
                                 ---------    ------     ---------    ------     ---------    ------     ---------    ------
                                        --        --           209      7.83            --        --           209      7.83

Mortgage-Backed Securities              --        --         6,517      6.48            --        --         7,287      6.55
Equity Securities                       --        --           772      4.99            --        --           627      5.45
                                 ---------    ------     ---------    ------     ---------    ------     ---------    ------
  Total                          $   8,850      6.93%    $  43,446      6.13%    $   4,778      7.18%    $  40,666      6.39%
                                 =========    ======     =========    ======     =========    ======     =========    ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans as of September 30, 1998 were $100,594,506 as compared to $95,373,653 as of December 31, 1997, an increase of 5.5%. The loan growth can be attributed primarily to increases in installment loans, commercial loans and residential real estate loans which increased approximately $2,594,000, $1,962,000, and $511,000, respectively. Increases in third party paper with various automobile dealers contributed to the increase in installment loans. The increase in commercial loans were primarily the result of expansion of area businesses due to the extension of a subsidiary bank's market area. Loan growth was funded principally through the increase in deposits.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-five percent (25%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The only change in the composition of the loan portfolio from December 31, 1997 to September 30, 1998 was a 2% increase in installment loans, and a 2% decrease in real estate residential loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                       September 30,           December 31,
                                --------------------------     -----------
                                   1998            1997           1997
Real Estate - Residential
Real estate-construction        $      105     $       333     $       334
Real estate-farmland                   150             129             122
Real estate-residential             33,322          31,350          32,610
                                ----------     -----------     -----------
                                $   33,577     $    31,812     $    33,066
                                ----------     -----------     -----------
COMMERCIAL
Real estate-secured by
   nonfarm, nonresidential      $   26,777     $    22,878     $    23,925
Commercial & industrial             11,487          11,948          12,377
                                ----------     -----------     -----------
                                $   38,264     $    34,826     $    36,302
                                ----------     -----------     -----------
INSTALLMENT
Installment and other
   loans to individuals         $   25,081     $    21,657     $    22,487
                                ----------     -----------     -----------
OTHERS
Nonrated industrial
   development obligations      $    3,658     $     3,172     $     3,517
Direct Financing Leases                 --              93              70
Other loans                            117              21              40
                                ----------     -----------     -----------
                                $    3,775     $     3,286     $     3,627
                                ----------     -----------     -----------
Total                              100,697          91,581          95,482
Less unearned interest                 103             104             108
                                ----------     -----------     -----------
                                $  100,594     $    91,477     $    95,374
                                ==========     ===========     ===========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 1998 and December 31, 1997 (in thousands) (Unaudited):

                                             September 30, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through   After
                                  Year or Less  Five Years     Five Years
                                  -----------   -----------   -----------

  Commercial                      $     1,225   $     6,183   $     4,079
  Real Estate - construction              105            --            --
                                  -----------   -----------   -----------
     Total                        $     1,330   $     6,183   $     4,079
                                  ===========   ===========   ===========

                                              December 31, 1997
                                  ---------------------------------------
                                                After one
                                  In one        Year Through   After
                                  Year or Less  Five Years     Five Years
                                  -----------   -----------   -----------

  Commercial                      $     1,088   $     7,769   $     3,520
  Real Estate - construction              333            --            --
                                  -----------   -----------   -----------
     Total                        $     1,421   $     7,769   $     3,520
                                  ===========   ===========   ===========

The following table presents an analysis of fixed and variable rate loans as of September 30, 1998 and December 31, 1997 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):
                                             September 30, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through   After
                                  Year or Less  Five Years     Five Years
                                  -----------   -----------   -----------

  Fixed Rates                     $     1,075   $     5,653   $     1,122
  Variable Rates                          255           530         2,957
                                  -----------   -----------   -----------
     Total                        $     1,330   $     6,183   $     4,079
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
                                  ===========   ===========   ===========

---------------------------------------------------------------------------

17
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $728,000 at September 30, 1998 and $839,000 at December 31, 1997, a decrease of 13.0%. Loans classified as non-accrual were $372,000 or .4% of total loans as of September 30, 1998, as compared to $540,000 or .6% of total loans at December 31, 1997. There were no loans classified as renegotiated as of September 30, 1998 and 1997, respectively. The loans past due 90 days or more increased $137,000 to $356,000 at September 30, 1998 as compared to $219,000 at December 31, 1997. Other real estate owned decreased $80,000 due to the sale of properties by a subsidiary bank. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                  September 30,     December 31,
                               -------------------   --------
                                 1998      1997        1997
                               --------   --------   --------

Past Due 90 Days or More:
  Real Estate - residential    $    115   $    532   $     45
  Commercial                        117         83         70
  Installment                       124         56        104
                               --------   --------   --------
                               $    356   $    671   $    219
                               --------   --------   --------
Non-accrual:
  Real Estate - residential    $     16   $     80   $    139
  Commercial                        260        164        353
  Installment                        96         44         48
                               --------   --------   --------
                               $    372   $    288   $    540
                               --------   --------   --------

Other Real Estate              $     --   $     85   $     80
                               --------   --------   --------

Total non-performing assets    $    728   $  1,044   $    839
                               ========   ========   ========

Total non-performing assets
   to total loans and
   other real estate              0.72%       1.14%      0.88%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $23,800 and $14,500 for the periods ended September 30, 1998 and 1997, respectively.

As of September 30, 1998, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

18
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $76,500 during the three months ended September 30, 1998, from $34,500 during the same period of the prior year. The increased loan growth combined with the increase in net charge-offs and non-performing assets has prompted the increase in the provision for loan losses. The allowance for possible loan losses represented 1.1% and 1.3% of loans outstanding as of September 30, 1998 and December 31, 1997, respectively. Net loan charge-offs were $288,000 for the nine month period ended September 30, 1998. The net charge-offs were primarily commercial and installment loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                         Summary of Loan Loss Experience
                                       -----------------------------------
                                           September 30,        December 31,
                                       ---------  ---------      ---------
                                         1998       1997            1997

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,218  $   1,160      $   1,160

Loans Charged Off:
  Real Estate - residential                   65         18             18
  Commercial                                 134         --             --
  Installment                                106         52             67
                                       ---------  ---------      ---------
                                             305         70             85
Recoveries:
  Real Estate - residential                    5         --             --
  Commercial                                  --          3              3
  Installment                                 12          8              9
                                       ---------  ---------      ---------
                                              17         11             12

Net Charge-offs                              288         59             73

Additions Charged to Operations              179         96            131
                                       ---------  ---------      ---------

Balance at end of period:              $   1,109  $   1,197      $   1,218
                                       =========  =========      =========

Average Loans Outstanding              $  98,491  $  84,120     $   86,609
                                       =========  =========      =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                 .29%       .07%           .08%

Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.10%      1.31%          1.28%

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1997 , and the nine month period ended September 30, 1998 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                   September 30,                                              December 31,
                 ----------------   --------------------------------------------------------------------------------------------
                       1998               1997               1996                1995              1994                1993
                 ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
                          Percent            Percent            Percent            Percent            Percent            Percent
                          of loans           of loans           of loans           of loans           of loans           of loans
                          in each            in each            in each            in each            in each            in each
                          category           category           category           category           category           category
                          to total           to total           to total           to total           to total           to total
                 Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans     Amount   loans
                 -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Real estate -
  residential    $   199     33.4%  $   202     34.6%  $   192     36.5%  $   215     39.9%  $   216     43.1%  $   216     43.1%
Commercial           490     38.0       622     38.0       619     39.1       618     36.5       420     34.7       382     35.9
Installment          369     25.0       343     23.6       298     21.6       265     20.0       260     19.3       248     17.6
Others                20      3.6        20      3.8        20      2.8        20      3.6        20      2.9        20      3.4
Unallocated           31       --        31       --        31       --        31       --        31       --        30        -
                 -------  -------   -------  -------   -------  -------   -------  -------   -------  -------   -------  -------
Total            $ 1,109    100.0%  $ 1,218    100.0%  $ 1,160    100.0%  $ 1,149    100.0%  $   947    100.0%  $   896    100.0%
                 =======  =======   =======  =======   =======  =======   =======  =======   =======  =======   =======  =======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $144,054,028 at September 30, 1998 as compared to $137,044,813 at December 31, 1997, an increase of 5.1%. Deposit growth increased primarily in savings and time deposits. Savings and time deposits grew primarily as a result of consumers selecting higher yielding products and the special promotions of time deposits offered by the subsidiary banks.


Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                       September 30, 1998
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                        In Three         Over Three         Over Six            Over
                        Months           And Less Than      And Less Than       Twelve
                        Or Less          Six Months         Twelve Months       Months         TOTAL
                        -------          -----------        ------------        -------       -------
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit            $ 1,813          $     2,232        $      1,165        $ 4,725       $ 9,935

                                        December 31, 1997
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                        In Three         Over Three         Over Six            Over
                        Months           And Less Than      And Less Than       Twelve
                        Or Less          Six Months         Twelve Months       Months         TOTAL
                        -------          -----------        ------------        -------       -------
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit            $ 4,297          $     1,128        $      1,668        $ 4,854       $11,947

Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $6,297,329 at September 30, 1998, an increase of $2,222,333, as compared to December 31, 1997. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 7.0% during the first nine months of 1998 entirely from current earnings after quarterly dividends, and a increase of .9% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 9.2% of total assets at September 30, 1998 as compared to 9.0% at December 31, 1997.

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

------------------------------------------------------------------------------

21
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

          The following chart shows the regulatory capital levels for the company at September 30, 1998, September 30, 1997, and December 31, 1997:

                                         September 30,       Dec. 31
                                        ---------------      ------
Ratio                       Minimum      1998     1997        1997
----------------------      -------     ------   ------      ------

  Leverage Ratio              3%           8.9      8.6         8.7
  Risk Based Capital
    Tier 1 (core)             4%          13.9     14.0        14.2
    Tier 2 (total)            8%          14.9     15.2        15.4

Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $43,445,757 classified as available for sale at September 30, 1998. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At September 30, 1998, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $2,570,000 and $694,000, respectively, without purchasing any additional capital stock from the FHLB.
As of September 30, 1998 there were no borrowings outstanding pursuant to these agreements.

     At September 30, 1998 the Holding Company had outstanding loan commitments and unused lines of credit totaling $8,319,000. As of September 30, 1998, management placed a high probability for required funding within one year of approximately $4,418,000. Approximately $2,244,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

Other Matters
--------------

     First West Virginia Bancorp, Inc. and its subsidiary banks are heavily dependent on technology to process information. Therefore, the banks need to ensure that information systems and applications are century compliant, supporting the Year 2000. The Board of Directors and management of First West Virginia Bancorp, Inc. and its subsidiary banks have established a Year 2000 Plan, ("the Plan"). Accordingly, a Year 2000 Project committee has been formed to develop an overall strategy and to monitor the Plan's reporting requirements. The Plan involves five phases which include: Awareness, Assessment, Renovation, Validation, and Implementation. The Awareness Phase provided for the establishment of a Year 2000 committee and to develop an overall strategy for the banks. The Assessment Phase included the identification of all hardware, software, networks, automated teller machines, mission critical systems and customer and vendor interdependencies affected by year 2000. The first two phases of the Plan, which include Awareness and Assessment, have been completed in accordance with the timetables established in the Plan. During the third quarter of 1998, testing of our mission critical systems which interface with the mainframe computer system were completed and verification is in process.
The mainframe software was written 2000 compliant in 1992, therefore renovation was not necessary. Also, the development of a customer awareness strategy, and an assessment of customers' for Year 2000 risk were completed in accordance
with the timetables established in the plan.   The expected timetables for
completion of the remaining phases are as follows: Renovation phase, by the end of the fourth quarter of 1998; Validation phase, third quarter of 1998 through first quarter of 1999; Implementation phase, first quarter of 1999.
The Year 2000 committee has developed a contingency plan for identified mission critical applications which are not currently certified Year 2000 compliant to mitigate risk. The estimated costs of the Year 2000 issue are not expected to have a material impact to the results of operations, liquidity and capital resources of the Company.

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

  d.  Inapplicable


Item 5            Other Information
-----------------------------------

  Inapplicable


Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------

(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended September 30, 1998, are incorporated by reference in Part I:
                ------

(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

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

             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Ronald L. Solomon
              ---------------------------------------------------------------
                 Ronald L. Solomon
                 Vice Chairman, President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              ---------------------------------------------------------------
                 Francie P. Reppy
                 Controller



Dated: November 5, 1998

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