Form 10-K
period 1998-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 1999-03-30
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934 [FEE REQUIRED]

    For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 10, 1999, was $21,092,915.25. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 10, 1999:

Common Stock, $5.00 Par Value 1,257,252 shares
----------------------------------------------

The total number of pages are 113 ; Exhibit Index is located on page 20

DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K
                                                into which Document
Documents                                       is incorporated
---------                                       -------------------



Portions of the Annual
Report to Shareholders                          Part II, Items 5, 6, 7, and 8;
of First West Virginia                          Part III, Item 13;
Bancorp, Inc. for the                           Part IV, Item 14
year ended December 31, 1998.                   ------------------------------


Portions of First West                          Part III, Items 10,
Virginia Bancorp, Inc.'s                        11, 12, and 13
Proxy statement for the
1999 Annual Meeting
of Shareholders.                                ------------------------------

3
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

PART 1

Item 1            BUSINESS
--------------------------

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

        At December 31, 1998, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, in Buckhannon, West Virginia. Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke and Marshall counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has two full-service Automated Teller Machines (ATM) located at West Liberty State College, Ohio county, West Liberty, West Virginia and at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A. - Bellaire now operates as a branch of Progressive Bank, N.A.
Progressive Bank, N.A. had total assets of $142,546,029 as of December 31, 1998. Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon operates a full service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 1998, Progressive Bank, N.A. - Buckhannon had total assets of $28,409,266.

        Total Holding Company assets as of December 31, 1998, which include the assets of its operating subsidiary banks, were $171,395,079. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,257,252 shares were issued and outstanding as of December 31, 1998 to 405 shareholders. Shareholders' equity at that date was $15,460,938.


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

5
General Description of Business - continued
-------------------------------------------

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

        First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 1998, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

        Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks' business are highly competitive. As of December 31, 1998 there were 7 commercial banks operating in Wheeling in competition with Progressive Bank, N.A. In the Wellsburg area there was 1 commercial bank and 1 federally chartered savings bank competing with the Wellsburg branch office of Progressive Bank, N.A. There were 2 commercial banks competing with the Moundsville branch office. In the Bellaire area there were 2 commercial banks and 1 federally chartered savings bank. In the Buckhannon area there were 3 commercial banks competing with Progressive Bank, N.A.-Buckhannon. There were 3 commercial banks located in the Weston area. These entities, along with insurance companies, small loan companies, credit unions and the like compete with respect to their lending activities and also in attracting demand and time deposits, NOW accounts and money market funds.
A comparison of total deposits and total assets indicates that Progressive Bank, N.A., Wheeling, ranks 5th in the Wheeling area, 3rd in the Wellsburg area, 3rd in the Moundsville area among the commercial banks and savings and loan associations, and 4th in the Bellaire area. Progressive Bank, N.A. - Buckhannon ranks 3rd in the Buckhannon area and 4th in Weston.


Supervision and Regulation
------------------------------

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

6
Supervision and Regulation - continued
--------------------------------------

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

7
Capital Requirements
------------------------

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

        As of December 31, 1998, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.


Federal Deposit Insurance Corporation Improvement Act of 1991
--------------------------------------------------------------

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

        Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk- based capital ratio of 6% or greater, and Leverage Ratio of 5% or greater (provided
8


Federal Deposit Insurance Corporation Improvement Act of 1991 - continued
--------------------------------------------------------------------------

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

9
Insurance of Deposits
----------------------

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

        Effective August 8, 1995, the FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule.

        On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In connection with the elimination of the mandatory minimum assessments, the Board decided to refund the minimum assessment of $500 paid by certain BIF insured institutions for the fourth quarter of 1996. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate is approximately 1.29 basis points on BIF-assessable deposits. During 1998, there were no BIF assessments paid.


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

10
Employees
----------

        As of December 31, 1998, the Holding Company had 7 part-time employees. As of December 31, 1998, the subsidiary banks of the Holding Company had a total of 71 full-time employees and 14 part-time employees. No employees are union participants or subject to a collective bargaining agreement.



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


Securities Laws and Compliance
-------------------------------

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

11
Statistical Information
-----------------------

        The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1998, and such pages are incorporated herein by reference.

                                                                   Page
1.   Distribution of Assets, Liabilities
            and Stockholders' equity;
     Interest Rates and Interest Differential

     a.   Average Balance Sheets                                    4

     b.   Analysis of Net Interest Earnings                         4

     c.   Rate Volume Analysis of Changes in
            Interest Income and Expense                             5
2.   Investment Portfolio

     a.   Book Value of Investments
            Book values of investment securities
            at December 31, 1998 and 1997 are as
            follows (in thousands):


                                               December 31,    December 31,
                                                   1998             1997
                                               -----------     ------------

          Securities held to maturity:
          U.S. Treasury securities and
            obligations of U.S. Government
            corporations and agencies           $    --         $    --
          Obligations of states
            and political subdivisions           11,350           4,778
                                                 ------          ------
          Total held to maturity                $11,350         $ 4,778
                                                 ------          ------
          Securities available for sale :
          U.S. Treasury securities and
            obligations of U.S. Government
            corporations and agencies           $35,107         $32,027
          Obligations of states
            and political subdivisions              516             516
          Corporate debt securities                 455             209
          Mortgage-backed securities              6,503           7,287
          Equity Securities                         804             627
                                                 ------          ------
          Total available for sale               43,385          40,666
                                                 ------          ------
          Total                                 $54,735         $45,444
                                                 ======          ======

     b.   Maturity Schedule of Investments                          7

     c.   Securities of Issuers Exceeding 10%
             of Stockholders' Equity                               N/A

          The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders' Equity.
12

12
Statistical Information - continued
-------------------------------------

3.   Loan Portfolio

     a.   Types of Loans                                           27

     b.   Maturities and Sensitivity to Changes in
          Interest Rates                                            9

     c.   Risk Elements                                            11

     d.   Other Interest Bearing Assets                           N/A

4.   Summary of Loan Loss Experience                        10, 12, 13 ,14

5.   Deposits

     a.   Breakdown of Deposits by Categories,
          Average Balance and Average Rate Paid                      4
     b.   Maturity Schedule of Time Certificates of
          Deposit and Other Time Deposits of $100,000 or more       29

6.   Return on Equity and Assets                                     2

7.   Short-Term Borrowings                                        14, 31

13
Item 2            PROPERTIES
----------------------------

        The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 1998 as described below.

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

        Progressive Bank, N.A. also owns the Wellsburg branch office located at 744 Charles Street, Wellsburg, West Virginia. This office is a 3 story building with over 8,400 square feet of total area. This office includes an on-premises drive-in facility. This office also services the full service automated teller machine located at 8th and Commerce Streets, Wellsburg, West Virginia. Progressive Bank, N.A. has a land lease for the 8th and Commerce Streets property until year 2005.

        Progressive Bank, N.A. has a license agreement to operate the Moundsville supermarket branch office located at 1306 Lafayette Avenue, Moundsville, West Virginia. The license is for a five year term commencing December 1, 1994, with two five year options to renew.

        Progressive Bank, N.A. owns the building and land for the Bellaire branch office located at 426 34th Street, Bellaire, Ohio, including its drive-in facilities at the rear of the building. The bank office is housed in a one-story building, which includes office space in its basement for a total of 4,500 square feet of office area. The bank also owns a lot adjacent to the parking lot from the Holding Company.

        The Holding Company also owns property located at 868 National Road, Wheeling, West Virginia. The Holding Company acquired this property for purposes of future expansion. The property is currently subject to a commercial lease.

        Progressive Bank, N.A. - Buckhannon purchased one of two parcels of land and the building occupied by its full-service banking facility in Buckhannon, West Virginia on January 14, 1988. The remaining parcel of land was purchased on October 31, 1998. The Buckhannon office is a one story building with approximately 1,760 square feet of office area. The office has a 3 lane drive-in facility located at the rear of the building. On November 14, 1995, Progressive Bank, N.A. - Buckhannon entered into a lease agreement for the land and building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of five years commencing March 1, 1996, with three successive five year options to renew.

        The Holding Company does not have any encumbrances or capital leases on its personal property.

14
Item 3             Legal Proceedings
------------------------------------

        The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or any of its subsidiaries is a party or of which any of their property is subject.


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II


Item 5    Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

         As of December 31, 1998, the Holding Company had 405 shareholders of record who collectively held 1,257,252 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

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

        The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.


                Period                             Stock Prices
             -----------                         ----------------
                                             Low                  High
                                          --------              --------
                 1998
             ------------

              4th Quarter                 $  23.63              $  28.88
              3rd Quarter                 $  25.00              $  29.88
              2nd Quarter                 $  28.38              $  31.00
              1st Quarter                 $  24.00              $  28.13

                 1997
             -------------
              4th Quarter                 $  24.75              $  26.00
            * 3rd Quarter                 $  18.42              $  26.67
            * 2nd Quarter                 $  16.67              $  18.59
            * 1st Quarter                 $  16.00              $  17.00



            * Market prices were restated to reflect a 50%
              common stock dividend, declared September 9, 1997.

15
Dividends

      The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 1998 were $.58 per share and $.52 per share for 1997.


The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 1998, 1997 and 1996. The values stated have been adjusted for the four percent common stock dividend to shareholders of record as of October 1, 1998; the fifty percent common stock dividend to shareholders of record on October 1, 1997; and the four percent stock dividend to stockholders of record on December 2, 1996.

                      DIVIDEND HISTORY OF HOLDING COMPANY
                     -------------------------------------
                                (per share)
                                                                 Ratio -
                                                              Dividends to
                           Dividend         Net Income          Net Income
                       ------------        ------------      --------------

1998                           .58             1.62               35.8%
1997                           .52             1.54               33.8%
1996                           .46             1.31               35.1%

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


Item 6      Selected Financial Data
--------------------------------------

      Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13.1, is incorporated herein by reference.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13.1, is incorporated herein by reference.

16
Item 8      Financial Statements and Supplementary Data
--------------------------------------------------------

      The report of independent auditors and consolidated financial statements, included on pages 19 through 37 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1998, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended
December 31, 1998, included in this report as Exhibit 13.1, is incorporated herein by reference.


Item 9      Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------

            Not Applicable


PART III
-----------------
Item 10     Directors and Executive Officers of Registrant
------------------------------------------------------------


(a)         Directors of the Registrant
            ---------------------------

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.'s 1999
Proxy Statement dated March 16, 1999 for Annual Meeting of Stockholders to be held April 13, 1999, included in this report as Exhibit 99, is incorporated herein by reference.

Executive Officers of the Registrant
----------------------------------------

        The following table sets forth selected information about the principal officers of the Holding Company.

                                          TABLE

--------------------------------------------------------------------------------------------------------
      Name                 Age           All Positions with Holding Company and Subsidiaries
--------------------------------------------------------------------------------------------------------
  George F. Beneke         85            Emeritus Chairman of the Board of the Holding Company since
                                         1998; Chairman of the Board of the Holding Company from 1979 to
                                         1998; Director of the Holding Company since 1973;
                                         Director of Progressive Bank, N.A. since 1958
--------------------------------------------------------------------------------------------------------
  Laura G. Inman           57            Chairman of the Board of the Holding Company since 1998;
                                         Vice Chairman of the Board of the Holding Company 1995-
                                         1998; Senior Vice President of the Holding Company 1993-
                                         1995; Senior Vice President of Progressive Bank, N.A. since
                                         1993; Director of the Holding Company and Director of
                                         Progressive Bank, N.A. since 1993.
--------------------------------------------------------------------------------------------------------
  Ronald L. Solomon        59            Vice Chairman of the Board of the Holding Company since 1998;
                                         President and Chief Executive Officer of the Holding
                                         Company since 1978; Vice Chairman of the Board of
                                         Progressive Bank, N.A. since 1985; Chief Executive
                                         Officer and Director of Progressive Bank, N.A. since
                                         1978; Vice Chairman of the Board and Director of
                                         Progressive Bank, N.A. - Buckhannon since 1986
--------------------------------------------------------------------------------------------------------

17
Executive Officers of the Registrant - continued
-------------------------------------------------

--------------------------------------------------------------------------------------------------------
  Charles K. Graham        53            Executive Vice President of the Holding
                                         Company since 1986; Vice President of the
                                         Holding Company 1979-1986; President of
                                         Progressive Bank, N.A. since 1985; Executive Vice
                                         President of Progressive Bank, N.A. 1979-1985; and
                                         Director of Progressive Bank, N.A.- Buckhannon
                                         since 1986
--------------------------------------------------------------------------------------------------------
 Beverly A. Barker         45            Senior Vice President and Treasurer of the
                                         Holding Company since 1995; Senior Vice President,
                                         Secretary and Treasurer of the Holding Company
                                         1993-1995; Vice President, Secretary / Treasurer
                                         of the Holding Company 1990-1993; Executive Vice
                                         President, Cashier of Progressive Bank, N.A. since
                                         1995; Vice President, Cashier and Secretary of
                                         Progressive Bank, N.A. 1990-1995
--------------------------------------------------------------------------------------------------------
  Francie P. Reppy         38            Controller of the Holding Company since 1992;
                                         Controller of Progressive Bank, N.A. since 1992
--------------------------------------------------------------------------------------------------------
  Connie R. Tenney         43            Vice President of the Holding Company since 1996;
                                         President, Chief Executive Officer, Cashier and
                                         Secretary of Progressive Bank, N.A.- Buckhannon
                                         since 1995; Director of Progressive Bank, N.A. -
                                         Buckhannon since 1990; Executive Vice President,
                                         Cashier and Secretary of Progressive Bank, N.A.-
                                         Buckhannon 1990-1995; Cashier and Secretary 1986-1990
--------------------------------------------------------------------------------------------------------
  David E. Yaeger          43            Vice President of the Holding Company since 1996;
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

      With the exception of David E. Yaeger, who has been employed by the Holding Company since October, 1994, each of the executive officers of the Holding Company has been employed as an officer or employee of the Holding Company for more than 5 years. David E. Yaeger was previously employed by Norwest Bank Minnesota, N.A. from 1981 until 1994 and held several positions including Assistant Vice President of Commercial Lending.


Item 11      Executive Compensation
------------------------------------

      The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.'s 1999 Proxy Statement dated March 16, 1999 for Annual Meeting of Stockholders to be held April 13, 1999, includedin this report as Exhibit 99, is incorporated herein by reference.

Item 12      Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------------

        The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1999 Proxy Statement dated March 16, 1999 for Annual Meeting of Stockholders held April 13, 1999, included in this report as
Exhibit 99, is incorporated herein by reference.

Item 13      Certain Relationships and Related Transactions
-------------------------------------------------------------

      The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 1999 Proxy Statement dated March 16, 1999 for Annual Meeting of Stockholders held April 13, 1999, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to

Consolidated Financial Statements appearing at Pages 31 and 32 of the Annual Report to Shareholders for the year ended December 31, 1998, included in this report as Exhibit 13.1, and incorporated herein by reference.


PART IV
--------
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8
----------------------------------------------------------------------------

(a)      Financial Statements Filed; Financial Statement Schedules
        -----------------------------------------------------------

        The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

                                                                Exhibit 13.1
                                                                Page Number


Report of Certified Public Accountant         ............................19

Consolidated Balance Sheet (December 31, 1998
   and December 31, 1997).                        ........................20

Consolidated Statements of Income (Years
   ended December 31, 1998, 1997 and 1996)                ................21

Consolidated Statements of Changes in
   Stockholders' Equity (Years ended December 31, 1998,
     1997 and 1996).......................................................22

Consolidated Statements of Cash Flows (Years
   ended December 31, 1998, 1997 and 1996)................................23

Notes to Consolidated Financial Statements
    (Years ended December 31, 1998, 1997 and 1996) ..................24 - 37


(b)   Reports on Form 8-K
      --------------------

        No reports on Form 8-K were filed during the fourth quarter of 1998.


(c)   Exhibits
      ------------

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

                             First West Virginia Bancorp, Inc.
                             ---------------------------------
                                    (Registrant)

                    By:      /s/ Ronald L. Solomon
                             ----------------------------------------------
                             Ronald L. Solomon
                             Vice Chairman, President and
                             Chief Executive Officer/Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                   Title                            Date
       ------------                 -------                          ------

                            Vice Chairman, President
/s/ Ronald L. Solomon        Chief Executive Officer           March 11, 1999
-------------------------         and Director
    Ronald L. Solomon


/s/ Francy P. Reppy               Controller                   March 11, 1999
-------------------------
    Francie P. Reppy


/s/ George F. Beneke               Director                    March 11, 1999
-------------------------
    George F. Beneke


/s/ Sylvan J. Dlesk                Director                    March 11, 1999
-------------------------
    Sylvan J. Dlesk


/s/ Karl W. Neumann                Director                    March 11, 1999
-------------------------
    Karl W. Neumann


/s/ Laura G. Inman                 Director                    March 11, 1999
-------------------------
    Laura G. Inman


/s/ James C. Inman, Jr.            Director                    March 11, 1999
-------------------------
    James C. Inman, Jr.


/s/ R. Clark Morton                Director                    March 11, 1999
-------------------------
    R. Clark Morton


/s/ William G. Petroplus           Director                    March 11, 1999
-------------------------
    William G. Petroplus


/s/ Benjamin R. Honecker           Director                    March 11, 1999
-------------------------
    Benjamin R. Honecker


/s/ Thomas A. Noice                Director                    March 11, 1999
-------------------------
    Thomas A. Noice

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.


Exhibit
Number    Description
-------   -----------
3.1       Certificate and Articles of Incorporation of First West
          Virginia Bancorp, Inc.
          Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated January 1, 1999 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated January 1, 1999 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

          Filed herewith and incorporated herein by reference.

10.3      Employment Contract dated January 1, 1999 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker. Filed herewith and incorporated herein by reference.

10.4 Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and
          Angela I. Stauver.
          Incorporated herein by reference.

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

10.8      Lease dated May 20, 1998 between Progressive Bank, N.A.
          and Robert Scott Lumber Company. Filed herewith and incorporated herein by reference.

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

27        Financial Data Schedule
          Filed herewith and incorporated herein by reference.

99 Proxy statement for the Annual Shareholders meeting to be held April 13, 1999 Filed herewith and incorporated herein by reference.