Form 10-Q
period 1999-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 1999-05-11
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  ------------- to  ------------.

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

The number of shares outstanding of the issuer's common stock as of April 30,
1999: Common Stock, $5.00 Par Value, shares outstanding    1,257,252 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                            March 31,        December 31,       March 31,
                                                              1999               1998             1998
                                                         --------------    --------------    --------------

                ASSETS
Cash and due from banks                                  $    4,200,013   $     4,720,682   $    4,746,625
Due from banks - interest bearing                             4,645,913           299,430        5,105,644
                                                         --------------   ---------------   --------------
     Total cash and cash equivalents                          8,845,926         5,020,112        9,852,269
Federal funds sold                                            4,568,000         4,092,000        6,307,000
Investment securities
   Available for sale (at fair value)                        44,256,415        43,385,571       39,405,326
   Held to maturity  - fair value of
   $11,831,436 at March 31, 1999;
   $11,424,327 at December 31, 1998;
   and $5,486,551 at March 31, 1998                          11,763,945        11,349,829        5,425,406

Loans, net of unearned income                               103,847,602       103,555,319       97,321,531
Less allowance for possible loan losses                      (1,120,994)       (1,122,912)      (1,200,533)
                                                         --------------   --------------    --------------
                Net loans                                   102,726,608       102,432,407       96,120,998
Premises and equipment, net                                   3,139,932         3,204,730        3,016,192
Accrued income receivable                                     1,298,173         1,242,606        1,094,101
Other assets                                                    847,113           667,824          727,093
                                                         --------------   --------------    --------------
                Total assets                             $  177,446,112   $   171,395,079   $  161,948,385
                                                         ==============   ===============   ==============
           LIABILITIES
Noninterest bearing deposits:
     Demand                                              $   14,200,622   $    15,141,249   $   14,668,860
Interest bearing deposits:
     Demand                                                  28,075,369        25,130,312       23,159,630
     Savings                                                 47,429,104        45,275,810       43,900,998
     Time                                                    63,813,478        62,237,448       59,141,424
                                                         --------------   ---------------   --------------
                Total deposits                              153,518,573       147,784,819      140,870,912
                                                         --------------   ---------------   --------------
Repurchase agreements                                         7,032,098         6,994,024        5,540,917
Accrued interest on deposits                                    488,139           472,097          450,687
Other liabilities                                               771,291           683,201          690,172
                                                         --------------   ---------------   --------------
                Total liabilities                           161,810,101       155,934,141      147,552,688
                                                         --------------   ---------------   --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
  $5 par value 1,257,252 shares issued at
  March 31, 1999 and  December 31, 1998 and
  1,209,085 shares issued at March 31, 1998                   6,286,260         6,286,260        6,045,425
Surplus                                                       4,739,381         4,739,381        3,764,000
Retained Earnings                                             4,622,305         4,275,249        4,534,453
Accumulated other comprehensive income                          (11,935)          160,048           51,819
                                                         --------------   ---------------   --------------
          Total stockholders' equity                         15,636,011        15,460,938       14,395,697
                                                         --------------   ---------------   --------------
            Total liabilities and stockholders' equity   $  177,446,112   $   171,395,079   $  161,948,385
                                                         ==============   ===============   ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1999           1998
                                                              ----------     ----------
                                                                     (Unaudited)

INTEREST INCOME

Interest and fees on loans and lease financing:

   Taxable                                                    $2,206,071      $2,127,606
   Tax-exempt                                                     49,359          50,419
Investment Securities:

   Taxable                                                       639,637         644,903
   Tax-exempt                                                    136,057          71,820
Dividends                                                          8,012           6,150
Other interest income                                             23,999          11,388
Interest on Federal Funds Sold                                    53,955         105,006
                                                              ----------      ----------
       Total interest income                                   3,117,090       3,017,292
INTEREST EXPENSE

Deposits                                                       1,263,261       1,224,975
Other borrowings                                                  57,978          51,964
                                                              ----------      ----------
       Total interest expense                                  1,321,239       1,276,939
                                                              ----------      ----------
       Net interest income                                     1,795,851       1,740,353
PROVISION FOR POSSIBLE LOAN LOSSES                                76,500          46,500
                                                              ----------      ----------
       Net interest income after provision

       for possible loan losses                                1,719,351       1,693,853
NONINTEREST INCOME

Service charges and other fees                                   116,128         107,685
Securities gains (losses)                                          9,153          (1,608)
Other operating income                                            82,866          83,819
                                                              ----------      ----------
       Total noninterest income                                  208,147         189,896
NONINTEREST EXPENSES

Salary and employee benefits                                     608,469         605,882
Net occupancy expense of premises                                188,149         200,778
Other operating expenses                                         336,668         302,934
                                                              ----------      ----------
       Total noninterest expense                               1,133,286       1,109,594
                                                              ----------      ----------


       Income before income taxes                                794,212         774,155
                                                              ----------      ----------
INCOME TAXES                                                     245,996         254,415
                                                              ----------      ----------
       Net income                                             $  548,216      $  519,740
                                                              ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,257,252       1,257,252
                                                              ==========      ==========
EARNINGS PER COMMON SHARE                                     $     0.44      $     0.41
                                                              ==========      ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY


                                                                                             Accumulated
                                              Common Stock                                      Other
                                         -----------------------------            Retained  Comprehensive Comprehensive
                                            Shares       Amount      Surplus      Earnings     Income        Income       Total
                                         ------------ ------------ ------------ ------------ ------------ ------------- ----------


Balance, December 31, 1998                1,257,252   $ 6,286,260  $ 4,739,381  $ 4,275,249  $   160,048  $             $15,460,938

Comprehensive income

  Net income for the three months
    ended March 31, 1999                        --            --           --       548,216          --        548,216     5 48,216

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on securities,
   net of reclassification adjustment
      (see disclosure)                          --            --           --           --      (171,983)     (171,983)    (171,983)
Comprehensive income                                                                                        $  376,233
                                                                                                            ============

Cash dividend
  ($.16 per share                               --            --           --      (201,160)         --                    (201,160)


                                         ------------ ------------ ------------ ------------ ------------               ------------
Balance, March 31, 1999 (Unaudited        1,257,252   $ 6,286,260  $ 4,739,381  $ 4,622,305  $  (11,935)                $15,636,011
                                         ============ ============ ============ ============ ============               ============





                                                                                            Accumulated
                                             Common Stock                                      Other
                                        -----------------------------            Retained  Comprehensive  Comprehensive
                                           Shares       Amount       Surplus     Earnings      Income        Income        Total
                                        ------------ ------------ ------------ ------------ ------------- ------------- -----------


Balance, December 31, 1997              1,209,085    $ 6,045,425  $  3,764,000 $ 4,196,076  $   123,494   $             $14,128,995

Comprehensive income

  Net income for the three months
    ended March 31, 1998                      --             --            --      519,740          --         519,740      519,740

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on securities,
   net of reclassification adjustment
      (see disclosure)                        --              --           --           --      (71,675)       (71,675)     (71,675)
                                                                                                             ------------
Comprehensive income                                                                                         $ 448,065
                                                                                                             ============

Cash dividend
  ($.14 per share)                             --              --           --     (181,363)        --                     (181,363)


                                         ------------ ------------- ------------ ------------- --------------           -----------
Balance, March 31, 1998 (Unaudited)        1,209,085  $ 6,045,425   $ 3,764,000  $ 4,534,453   $   51,819               $14,395,697
                                         ============ ============= ============ ============= ==============           ===========


                                                             For the three months ended
                                                                      March 31,
                                                                 1999           1998
                                                              ----------     ----------



Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                                 $   (162,830)    $  (72,689)
Less: reclassification adjustment for
   gains (losses) included in net income                            9,153         (1,014)

                                                             ------------     ----------
Net unrealized gains (losses) on securities                  $   (171,983)    $  (71,675)

                                                             ============     ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS



                                                                      Three Months Ended March 31,
                                                                   1999                        1998
                                                             -----------------           ---------------
                                                                                 (Unaudited)

OPERATING ACTIVITIES
Net Income                                                   $        548,216             $    519,740
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                           76,500                   46,500
   Depreciation and amortization                                       94,416                   93,347
   Amortization of investment securities, net                         (24,733)                 (17,666)
   Investment security losses (gains)                                  (9,153)                   1,608
   Decrease (increase) in interest receivable                         (55,567)                 (18,400)
   Increase (decrease) in interest payable                             16,042                   17,817
     Other, net                                                         9,678                  177,665
                                                             -----------------           ---------------
        Net cash provided by operating activities                     655,399                  820,611
                                                             -----------------           ---------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                        (476,000)                 625,000
Net (increase) decrease in loans, net of charge offs                 (374,284)              (2,015,901)
Proceeds from sales of securities available for sale                  102,696                    2,595
Proceeds from maturities of securities available for sale           9,750,000                9,715,000
Proceeds from maturities of securities held to maturity               505,000                  300,000
Principal collected on mortgage-backed securities                   1,286,438                  608,227
Purchases of securities available for sale                        (12,247,673)              (9,162,743)
Purchases of securities held to maturity                             (920,396)                (947,513)
Recoveries on loans previously charged-off                              3,584                    4,293
Purchases of premises and equipment                                   (29,618)                 (23,440)
                                                             -----------------           ---------------
       Net cash used by investing activities                       (2,400,253)                (894,482)
                                                             -----------------           ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 5,733,754                3,826,099
Dividends paid                                                       (201,160)                (181,363)
Increase (decrease) in short term borrowings                           38,074                1,465,921
                                                             -----------------           ---------------
       Net cash provided by financing activities             $      5,570,668            $   5,110,657
                                                             -----------------           ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  3,825,814                5,036,786
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                              5,020,112                4,815,483
                                                             -----------------           ---------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                           $      8,845,926            $   9,852,269
                                                             =================           ===============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 AND 1998



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1998, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1998 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

     The Holding Company reported net income of $548,216 for the three months ended March 31, 1999, as compared to $519,740 for the same period during 1998. The increase in earnings during 1999 over 1998 can be primarily attributed to increased net interest income and noninterest income offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.44 in 1999, an increase of 5.5% over the $.41 earned in 1998. Net interest income increased $55,498 or 3.2%, to $1,795,851 during the three months ended March 31, 1999 as compared to the same period in 1998.
The increase resulted primarily from the growth in the loan portfolio.
     Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income, was 1.28%, at March 31, 1999 and 1.32% during the same period in 1998. Return on average equity (ROE) measures the return on the stockholders' investment, was 14.36% at March 31, 1999 and 14.87% at March 31, 1998. Table One presents a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
-----------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                             First West Virginia Bancorp, Inc.

                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ----------------------            ----------------------------------------------
                                        1999         1998                 1998       1997         1996         1995
                                     ---------     --------            --------    ---------    ---------    --------

SUMMARY OF OPERATIONS
   Total interest income             $   3,117     $  3,017            $ 12,452    $  11,507    $  10,067    $  8,937
   Total interest expense                1,321        1,277               5,324        4,745        3,925       3,421
   Net interest income                   1,796        1,740               7,128        6,762        6,142       5,516
   Provision for loan losses                77           46                 256          131           71          50
   Total other income                      208          190                 787          639          568         738
   Total other expenses                  1,133        1,110               4,674        4,377        4,182       4,007
   Income before income taxes              794          774               2,985        2,893        2,457       2,198
   Net income                              548          520               2,033        1,931        1,644       1,470

PER SHARE DATA (1)
   Net income                        $     .44     $    .41            $   1.62    $    1.54    $    1.31    $   1.17
   Cash dividends declared (2)             .16          .14                 .58          .52          .46         .33
   Book value per share                  12.44        11.45               12.30        11.24        10.06        9.31

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $ 103,747     $ 96,067            $ 99,345    $  86,609    $  74,469    $ 66,058
   Investment securities                55,154       46,908              48,543       51,754       48,557      46,020
   Deposits - Interest Bearing         134,740      124,158             127,520      120,589      112,768     100,488
   Stockholders' equity                 15,474       14,181              14,697       13,400       12,186      11,170
   Total Assets                        173,993      159,702             164,630      153,290      137,810     124,145

BALANCE SHEET
   Investments                       $  56,020     $ 44,831            $ 54,735    $  45,444    $ 50,440     $ 45,996
   Loans                               103,848       97,322             103,555       95,374      80,417       72,006
   Other Assets                         17,578       19,795              13,105       15,325      13,689        9,953
                                     ---------     --------            --------    ---------    ----------   --------
      Total Assets                   $ 177,446     $161,948            $171,395   $  156,143    $144,546     $127,955
                                     =========     ========            ========   ==========    ========     ========
   Deposits                          $ 153,519     $140,871            $147,785   $  137,045    $125,271     $114,895
   Repurchase Agreements                 7,032        5,541               6,994        4,075       5,931          749
   Other Liabilities                     1,259        1,140               1,155          894         695          602
   Shareholders' Equity                 15,636       14,396              15,461       14,129      12,649       11,709
                                     ---------     --------            --------   ----------    ---------    --------
      Total Liabilities and
      Shareholders' Equity           $ 177,446     $161,948            $171,395   $  156,143    $144,546     $127,955
                                     =========     ========            ========   ==========    =========    ========
SELECTED RATIOS
   Return on average assets              1.28%        1.32%               1.23%        1.26%       1.19%        1.18%
   Return on average equity             14.36%       14.87%              13.83%       14.41%      13.49%       13.16%
   Average equity to average assets      8.89%        8.88%               8.93%        8.74%       8.84%        9.00%
   Dividend payout ratio (1) (2)        36.36%       34.15%              35.80%       33.75%      35.11%       28.21%
   Loan to Deposit ratio                67.65%       69.09%              70.07%       69.59%      64.19%       62.67%

(1) Adjusted for a 4 percent common stock dividend to stockholders of record as of October 1, 1998, a 3 for 2 stock split in the effect of a fifty (50) percent common stock to shareholders of record as of October 1, 1997, a 4 percent common stock dividend to stockholders of record as of December 2, 1996, and a 2 percent common stock dividend to stockholders of record as of December 1, 1995.

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

Net Interest Income
-------------------
     Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income.
Table 2 presents the change in net interest income for the three months ended March 31, 1999 and 1998.
     Net interest income was $1,795,851 for the three months ended March 31, 1999, an increase of $55,498 or 3.2%, over the same period in 1998. Net interest income increased primarily due to the growth in the loan and investment portfolios. Interest and fees on loans and lease financing increased $77,405 or 3.6% for the three month period ended March 31, 1999 as compared to the same period a year earlier. The increased interest income on loans and lease financing resulted primarily from an increase in the average loan volume. Increased residential real estate loans primarily contributed to the loan growth at March 31, 1999. The taxable equivalent yield on loans decreased .3% from 9.28% at December 31, 1998 to 8.95% at March 31, 1999.
     Interest income on investment securities increased $60,833 or 8.4% for the three months ended March 31, 1999 as compared to the same period in the prior year. The increase was primarily the result of an increase in the average volume of investment securities. The taxable equivalent yield earned on investment securities decreased to 6.43% at March 31, 1999 as compared to 6.51% at December 31, 1998.
     Interest expense increased $44,300 or 3.5% for the three months ended March 31, 1999 as compared to the same period of the prior year. The increase in interest expense was the result of an increase in the average volume of interest bearing liabilities. The average yield paid on interest bearing liabilities decreased .22%, from 3.97% at December 31, 1998 to 3.75% at March 31, 1999. The decrease in the average yield on interest bearing liabilities during the three months ended March 31, 1999 was primarily the result of a decrease in average rates paid on savings and time deposits. The average volume of interest bearing liabilities at March 31, 1999 increased $8,777,000 or 6.5% from December 31, 1998. The increase in the average volume of interest bearing liabilities during the three month period ended March 31, 1999 was primarily the result of the growth in time and savings deposits.
     The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in net interest yields on average earning assets of 4.70% for the three months ended March 31, 1999, as compared to 4.87% earned during the same period in 1998.

Noninterest Income
-------------------
     Noninterest income increased $18,251 or 9.6% for the three months ended March 31, 1999 as compared to the same period of the prior year. Service charges represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $8,443 during the three month period ended March 31, 1999, up 7.8%, as compared to the same period of the prior year. The increase in service charges in 1999 was primarily due to an increase in the number of charges assessed on deposit accounts. The investment securities gain of $9,153 during the three month period ended March 31, 1999 was attributable to the holding company's sale of marketable equity securities available for sale.

Non-Interest Expense
--------------------
     Noninterest expense increased $23,692 or 2.1% for the three months ended March 31, 1999 as compared to the same period of the prior year. Salary and employee benefits is the largest component of noninterest expense. During the quarter ended March 31, 1999, salary and employee benefits increased $2,587. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $33,734, or 11.1%, for the three month period ended March 31, 1999 as compared to the same period in the prior year. Increased other operating expenses, service expense and advertising expense primarily contributed to the increase in other operating expenses during 1999.

Income Taxes
------------
     Income tax expense for the three month period ended March 31, 1999 was $245,996, a decrease of $8,419 over the same period in 1998. The decrease was primarily due to the increase in tax exempt income during the three months ended March 31, 1999. For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $185,416 and $122,239 for the three month period ended March 31, 1999 and 1998.
     Federal income tax rates were consistent at 34% for the quarter ended March 31, 1999 and 1998. West Virginia corporate net income tax rates also were consistent at 9.0% for the three month periods ended 1999 and 1998.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 1999 and March 31, 1998 and the year ended December 31, 1998. Average balance sheet information as of March 31, 1999 and March 31, 1998 and the year ended December 31, 1998 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 1999 and 1998.

                                                For the Three                                               For the Three
                                                Months ended                                                Months ended
                                               March 31, 1999              December 31, 1998               March 31, 1998
                                        ---------------------------   ---------------------------   ---------------------------
                                        Average             Average   Average             Average    Average             Average
                                        Volume    Interest   Rate     Volume    Interest   Rate      Volume    Interest   Rate
                                        --------  --------  -------   --------  --------  --------   --------  --------  -------

ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 40,029  $    605    6.13%   $ 38,387  $  2,399     6.25%   $ 40,028  $    638   6.46%
 Obligations of states and
   political subdivisions                 12,292       136    4.49%      8,155       382     4.68%      5,949        72    4.91%
 Other securities                          2,833        43    6.16%      2,001       124     6.20%        931        13    5.66%
                                        --------  --------  -------   --------  --------  --------   --------  --------  -------
    Total Investment securities:          55,154       784    5.76%     48,543     2,905     5.98%     46,098       723    6.25%

Interest bearing deposits                  2,034        24    4.79%      2,607       138     5.29%        903        11    4.94%
Federal funds sold                         4,621        54    4.74%      6,085       330     5.42%      7,729       105    5.51%
Loans, net of unearned income            103,747     2,255    8.81%     99,345     9,078     9.14%     96,067     2,178    9.19%
                                        --------  --------  -------   --------  --------  --------   --------  --------  -------
 Total earning assets                    165,556     3,117    7.64%    156,580    12,451     7.95%    151,607     3,017    8.07%

Cash and due from banks                    4,408                         4,369                          4,462
Bank premises and equipment                3,171                         3,056                          3,051
Other assets                               1,993                         1,785                          1,816
Allowance for possible loan losses        (1,135)                       (1,160)                        (1,234)
                                        --------                      --------                       --------
 Total Assets                           $173,993                      $164,630                       $159,702
                                        ========                      ========                       ========
LIABILITIES
Certificates of deposit                 $ 63,686  $    853    5.43%   $ 60,277   $ 3,356     5.57%   $ 58,814  $    803    5.54%
Savings deposits                          45,969       302    2.66%     43,418     1,270     2.93%     42,403       306    2.93%
Interest bearing demand deposits          25,085       108    1.75%     23,825       471     1.98%     22,941       116    2.05%
Federal funds purchased and
   Repurchase agreements                   8,157        58    2.88%      6,600       227     3.44%      5,794        52    3.64%
                                        --------  --------  -------   --------   -------  --------   --------  --------  -------
 Total interest bearing liabilities      142,897     1,321    3.75%    134,120     5,324     3.97%    129,952     1,277    3.99%
Demand deposits                           14,442                        14,720                         14,511
Other liabilities                          1,180                         1,093                          1,058
                                        --------                      --------                       --------
 Total Liabilities                       158,519                       149,933                        145,521
STOCKHOLDERS' EQUITY                      15,474                        14,697                         14,181
                                        --------                      --------                       --------
 Total Liabilities
    and Stockholders' Equity            $173,993                      $164,630                       $159,702
                                        ========                      ========                       ========
 Net yield on earning assets                      $  1,796    4.40%              $ 7,127     4.55%             $  1,740    4.65%
                                                  ========  =======              =======  ========             ========  =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 1999 and 1998, and the year ended December 31, 1998, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities               $ 12,292  $    227   7.48%    $  8,155   $   637     7.81%   $  5,949  $    120    8.18%
    Loans                                103,747     2,288   8.95%      99,345     9,215     9.28%     96,067     2,212    9.34%
                                        ========  ========  ======    ========   =======  ======     ========  ========  =======
 Total earning assets                   $165,556  $  3,241   7.94%    $156,580   $12,843     8.20%   $151,607  $  3,099    8.29%
                                        ========  ========  ======    ========   =======  ========   ========  ========  =======
 Taxable equivalent net yield on
 earning assets                                   $  1,920   4.70%               $ 7,519     4.80%             $  1,822    4.87%
                                                  ========  ======               =======  ========             ========  =======

--------------------------------------------------------------------------------

12
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $1,284,960 or 2.3% from $54,735,400 at December 31, 1998, to $56,020,360 at March 31, 1999. Taxable securities comprised 78.1% of total securities at March 31, 1999, as compared to 78.3% at December 31, 1998. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     As of March 31, 1999, the Holding Company had approximately 79% of the investment portfolio classified as available for sale, while 21% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest have declined since December 31, 1998, the carrying value of securities available for sale was decreased by $18,937 at March 31, 1999. At December 31, 1998, the carrying value of securities available for sale was increased by $253,924. The market value of securities classified as held to maturity was above book value by $67,491 and $74,498 at March 31, 1999 and December 31, 1998, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities at March 31, 1999 and 1998 and at December 31, 1998:
(in thousands)  (Unaudited):

                                          March 31,       December 31,     March 31,
                                            1999             1998             1998
                                         -----------      -----------     ------------

  Securities held to maturity:
  Obligations of states
        and political subdivisions        $ 11,764        $ 11,350        $  5,426
                                          --------        --------        --------
            Total held to maturity        $ 11,764        $ 11,350        $  5,426
                                          --------        --------        --------

  Securities available for sale:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           36,935        $ 35,107        $ 30,285
  Obligations of states
        and political subdivisions             516             516             514
  Corporate debt securities                    697             455             208
  Mortgage-backed securities                 5,211           6,503           7,688
  Equity Securities                            897             804             710
                                          --------        --------        --------
            Total available for sale        44,256          43,385          39,405
                                          --------        --------        --------
            Total                         $ 56,020        $ 54,735        $ 44,831
                                          ========        ========        ========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 1999 and December 31, 1998 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 1999                                  December 31, 1998
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    -------------------   -------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------  ------
                                                     (Unaudited)

U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                 $     --       --  %      $  6,070       5.56 %    $     --       -- %      $  5,775  6.01 %
  After One But
     Within Five Years                  --       --           18,004       5.86            --       --          18,815  5.92
  After Five But
     Within Ten Years                   --       --           12,861       6.28            --       --          10,517  6.23
  After Ten Years                       --       --               --         --            --       --              --    --
                                   -------     -------      --------      -------    --------     ------      --------  ------
                                        --       --           36,935       5.96            --       --          35,107  6.03

States & Political Subdivisions

  Within One Year                      950     7.71              --          --           950     7.71              --    --
  After One But
     Within Five Years               5,082     6.42              --          --         5,099     6.52              --    --
  After Five But
     Within Ten Years                5,114     6.60              516       7.46         5,121     6.48             516  7.45
  After Ten Years                      618     6.38              --          --           180     6.06              --    --
                                   -------     -------      --------      -------    --------     ------      --------  ------
                                    11,764     6.60              516       7.46        11,350     6.59             516  7.45

Corporate Debt Securities

  Within One Year                       --        --             591       5.48           --        --             349  5.94
  After One But
     Within Five Years                  --        --             106       8.08           --        --             106  7.98
                                   -------     -----        --------      -------    --------     ------      --------  ------
                                        --        --             697       5.88           --        --             455  6.42

Mortgage-Backed Securities              --        --           5,211       6.40           --        --           6,503  6.35

Equity Securities                       --        --             897       5.83           --        --             804  5.30

                                   -------     -----        --------      -------    --------     ------      --------  ------
  Total                            $11,764     6.60  %      $ 44,256       6.03 %    $ 11,350      6.59 %     $ 43,385  6.09 %

                                   ========    =======      ========      =======    ========     =======     ========  ======

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans as of March 31, 1999 were $103,847,602 as compared to $103,555,319 as of December 31, 1998. Residential real estate loans and installment loans increased approximately $897,000 and $341,000, respectively and contributed to the overall increase in loans.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-four percent (24%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 1998 to March 31, 1999 were a 1% increase in residential real estate loans, and a 1% decrease in other loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                        March 31,              December 31,
                               ---------------------------     ------------
                                   1999            1998           1998


Real Estate - Residential
Real estate-construction       $       122     $       359     $        41
Real estate-farmland                   110              94             133
Real estate-residential             36,092          32,681          35,253
                               -----------     -----------     -----------
                               $    36,324     $    33,134     $    35,427
                               -----------     -----------     -----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    25,194     $    25,581     $    25,866
Commercial & industrial             13,886          12,003          13,261
                               -----------     -----------     -----------
                               $    39,080     $    37,584     $    39,127
                               -----------     -----------     -----------

     Installment
Installment and other
   loans to individuals        $    25,063     $    23,150     $    24,722
                               -----------     -----------     -----------

       Others
Nonrated industrial
   development obligations     $     3,444     $     3,503     $     3,563
Direct Financing Leases                 --              47              --
Other loans                             39              13             819
                               -----------     -----------     -----------
                               $     3,483     $     3,563     $     4,382
                               -----------     -----------     -----------

Total                              103,950          97,431         103,658
Less unearned interest                 102             109             103
                               -----------     -----------     -----------
                               $   103,848     $    97,322     $   103,555
                               ===========     ===========     ===========


                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Six
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 1999 and December 31, 1998 (in thousands) (Unaudited):

                                                March 31, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $      928     $    6,044      $    6,914
  Real Estate - construction           122             --              --
                                ----------     ----------      ----------
     Total                      $    1,050     $    6,044      $    6,914
                                ==========     ==========      ==========

                                                December 31, 1998
                                  ----------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $      858     $    6,024      $    6,379
  Real Estate - construction            41             --              --
                                ----------     ----------      ----------
     Total                      $      899     $    6,024      $    6,379
                                ==========     ==========      ==========

The following table presents an analysis of fixed and variable rate loans as of March 31, 1999 and December 31, 1998 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                March 31, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Fixed Rates                   $      743     $    4,856      $    2,646
  Variable Rates                       307          1,188           4,268
                                ----------     ----------      ----------
     Total                      $    1,050     $    6,044      $    6,914
                                ==========     ==========      ==========

                                               December 31, 1998
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                 ----------------------------------------

  Fixed Rates                   $      626    $    4,922       $    2,266
  Variable Rates                       273         1,102            4,113
                                ----------    ----------       ----------
     Total                      $      899    $    6,024       $    6,379
                                ==========    ==========       ==========

                        First West Virginia Bancorp, Inc
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $665,000 at March 31, 1999 and $664,000 at December 31, 1998. Loans classified as non-accrual were $564,000 or .5% of total loans as of March 31, 1999, as compared to $396,000 or .4% of total loans at December 31, 1998. There were no loans classified as renegotiated as of March 31, 1999 and 1998, respectively. The loans past due 90 days or more decreased $167,000 to $101,000 at March 31, 1999 as compared to $268,000 at December 31, 1998. There was no other real estate owned at March 31, 1999 or December 31, 1998. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate (in thousands):

                                      March 31,        December 31,
                                 -----------------     ------------
                                  1999      1998          1998

Past Due 90 Days or More:
  Real Estate - residential    $     29  $     90    $          76
  Commercial                         18       117                4
  Installment                        54        65              188
                               --------  --------    -------------
                               $    101  $    272    $         268
                               --------  --------    -------------
Non-accrual:
  Real Estate - residential    $     75  $     53    $         106
  Commercial                        305       321              184
  Installment                       184        49              106
                               --------  --------    -------------
                               $    564  $    423    $         396
                               --------  --------    -------------

Other Real Estate              $     --  $     36    $          --
                               --------  --------    -------------

Total non-performing assets    $    665  $    731    $         664
                               ======== =========    =============

Total non-performing assets
   to total loans and
   other real estate              0.64%     0.75%            0.64%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $17,000 and $12,100 for the periods ended March 31, 1999 and 1998, respectively.

As of March 31, 1999, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Eight presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $76,500 during the three months ended March 31, 1999, from $46,500 during the same period of the prior year. The increased loan growth combined with the increase in net charge-offs and non-performing assets has prompted the increase in the provision for loan losses. The allowance for possible loan losses represented 1.1% and 1.2% of loans outstanding as of March 31, 1999 and December 31, 1998, respectively. Net loan charge-offs were $79,000 during the first quarter of 1999. The net charge-offs during the three month period ended March 31, 1999 was primarily consumer loans. The increase in personal bankruptcies has contributed to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                               March 31,          December 31,
                                         -------------------      ------------
                                          1999       1998           1998

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,123  $   1,218      $    1,218
Loans Charged Off:
  Real Estate - residential                   --         53              65
  Commercial                                  --         --             134
  Installment                                 82         15             173
                                       ---------  ---------       ----------
                                              82         68             372
Recoveries:
  Real Estate - residential                   --         --               5
  Commercial                                  --         --              --
  Installment                                  3          4              16
                                       ---------  ---------      ----------
                                               3          4              21
Net Charge-offs                               79         64             351

Additions Charged to Operations               77         46             256
                                       ---------  ---------      ----------
Balance at end of period:              $   1,121  $   1,201      $    1,123
                                       =========  =========      ==========
Average Loans Outstanding              $ 103,747  $  96,067      $   99,345
                                       =========  =========      ==========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                .08%       .07%            .35%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                              1.08%      1.23%           1.08%


The additions to the allowance for loan losses are based on management's evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.
------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Nine. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 1999 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1998 , and the three month period ended March 31, 1999 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.


                    March 31,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1999               1998               1997                1996              1995                1994
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent            Percent            Percent             Percent
                          of loans            of loans           of loans           of loans           of loans            of loans
                          in each             in each            in each            in each            in each             in each
                          category            category           category           category           category            category
                          to total            to total           to total           to total           to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount  loans      Amount  loans      Amount   loans
                 ------   --------   -------  --------  ------   --------   ------  --------   ------  --------   ------   --------

Real estate -
  residential    $  208     35.0 %   $   208     34.2%  $  202     34.6%   $   192    36.5%   $   215     39.9%   $  216     43.1%
Commercial          490     37.6         490     37.8      622     38.0        619    39.1        618     36.5       420     34.7
Installment         372     24.1         374     23.8      343     23.6        298    21.6        265     20.0       260     19.3
Others               20      3.3          20      4.2       20      3.8         20     2.8         20      3.6        20      2.9
Unallocated          31       --          31       --       31       --         31      --         31       --        31       --
                 ------   --------   --------   ------  ------    ------    ------   ------    ------   -------   ------    -------
Total            $1,121    100.0 %   $  1,123   100.0%  $1,218    100.0%    $1,160   100.0%    $1,149    100.0%    $ 947    100.0%
                 ======   ========   ========   ======  ======    ======    ======   ======    ======   =======   ======    =======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $153,518,573 at March 31, 1999 as compared to $147,784,819 at December 31, 1998, an increase of 3.9%. Deposit growth increased primarily in savings and interest bearing demand deposits. At March 31, 1999, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. The changes in the deposit mix from December 31, 1998 to March 31, 1999 were a 1% increase in interest bearing deposits and 1% decrease in noninterest bearing deposits.

Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                           March 31, 1999
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        -------       --------
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit              $ 1,924             $        744     $       3,821        $ 3,815       $ 10,304



                                        December 31, 1998
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        -------       --------
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 2,906             $      1,173     $       2,077        $ 4,102       $ 10,258


Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $7,032,098 at March 31, 1999, an increase of $38,074, as compared to December 31, 1998. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 2.2% in during the first quarter of 1999 entirely from current earnings after quarterly dividends, and a decrease of 1.1% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.8% of total assets at March 31, 1999 as compared to 9.0% at December 31, 1998.

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

          The following chart shows the regulatory capital levels for the company at March 31, 1999, March 31, 1998, and December 31, 1998:

                                              March 31,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          1999    1998        1998
----------------------      --------       -------  -----       -----

  Leverage Ratio              3%             8.7      8.7         8.7
  Risk Based Capital
    Tier 1 (core)             4%            14.0     14.1        13.9
    Tier 2 (total)            8%            15.1     15.3        15.0


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $44,256,415 classified as available for sale at March 31, 1999. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At March 31, 1999, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $2,570,000 and $694,000, respectively, without purchasing any additional capital stock from the FHLB. As of March 31, 1999 there were no borrowings outstanding pursuant to these agreements.

     At March 31, 1999 and December 31, 1998, the Holding Company had outstanding loan commitments and unused lines of credit totaling $8,725,000 and $8,070,000, respectively. As of March 31, 1999, management placed a high probability for required funding within one year of approximately $5,366,000. Approximately $2,984,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Year 2000 Readiness Disclosure

First West Virginia Bancorp, Inc. and its subsidiary banks are heavily dependent on technology to process information. Therefore, the banks need to ensure that information systems and applications are century compliant, supporting the Year 2000. The Board of Directors and management of First West Virginia Bancorp, Inc. and its subsidiary banks have established a Year 2000 Plan, ("the Plan"). Accordingly, a Year 2000 Project committee has been formed to develop an overall strategy and to monitor the Plan's reporting
requirements.    The Plan involves five phases which include: Awareness,
Assessment, Renovation, Validation, and Implementation. The Awareness Phase provided for the establishment of a Year 2000 committee and to develop an overall strategy for the banks. The Assessment Phase included the identification of all hardware, software, networks, automated teller machines, mission critical systems and customer and vendor interdependencies affected by Year 2000. The committee has identified software and hardware which will be affected by the Year 2000 change. We have contacted our vendors and continue to monitor their progress on a quarterly basis. Additionally, large commercial customers have been assessed for Year 2000 risk and assigned a risk
rating.    Customers with high risk ratings are being reviewed on a periodic basis.  Any new material commercial customers are evaluated for Year 2000 risk.

The Year 2000 Project Committee has identified the bank's mission critical systems. The committee has established the following definition of Year 2000 compliance: A vendor or software system would be classified as Year 2000 compliant if certification from the vendor was received stating that the product will correctly process, provide and/or receive date data for the Year 2000 and that the product performs accurately in a test conducted by the bank with the product interfacing with all relevant systems. Internal testing is a crucial part of the Plan. We have established our testing strategies, methodology and have developed test scripts for our mission critical systems. In order to facilitate testing, we have created a testing environment which mirrors our production system. Testing of in-house applications, including ACH processing, was completed during the third and fourth quarters of 1998. Verification of the testing was completed by December 31, 1998. Based on our Year 2000 definition, we have concluded that our mission critical hardware and software systems are Year 2000 compliant.

The Company has also established a business resumption plan which will be reviewed on a quarterly basis. The estimated costs of the Year 2000 issue are not expected to have a material impact to the results of operations, liquidity and capital resources of the Company.

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

  Inapplicable


Item 3            Defaults Upon Senior Securities
-------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------


  a. The matters discussed in 4c. were submitted to a vote of security holders at the April 13, 1999, Annual Meeting of Shareholders.

  b.  Inapplicable

  c.  Election of Directors

                                                                      SHARES VOTED
                                          -------------------------------------------------------------------
                                                                      Against/               Abstentions
                     NAME                           For               Withheld              Broker Non-Votes

             George F. Beneke                    1,111,580             3,608                       0
             Laura G. Inman                      1,114,876               312                       0
             Karl W. Neumann                     1,110,222             4,966                       0


  d.  Inapplicable



Item 5            Other Information
-----------------------------------


  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 1999, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



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



Dated:  April 30, 1999

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

10.5 Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and The Kroger Co. Incorporated herein by reference.

10.6 Lease dated November 14, 1995 between Progressive Bank, N.A. Buckhannon and First West Virginia Bancorp, Inc and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.7      Lease dated May 20, 1998 between Progressive Bank, N.A.
          and Robert Scott Lumber Company.  Incorporated herein by reference.

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

26
    EX-11.1
    COMPUTATION OF PER SHARE EARNINGS



                                  EXHIBIT 11.1

             Statement Regarding Computation of Per Share Earnings

Computation of Earnings Per Share
---------------------------------

The following formula was used to calculate the earnings per share, Consolidated Statements of Income for the three months ended March 31, 1999 and 1998, included in this report as Exhibit 13.3


Earnings Per Share

Net Income /
Weighted average shares of common stock outstanding for the period

                                Three months ended
                                     March 31,
                                 1999            1998
                               -------         -------

Weighted Average
Shares Outstanding              1,257,252      1,257,252

Net Income                        548,216        519,740

Per Share Amount                    .44           .41


No common stock equivalents exist.



    EX-13.3
    SUMMARIZED QUARTERLY FINANCIAL INFORMATION

                                 EXHIBIT 13.3

                  Summarized Quarterly Financial Information

--------------------------------------------------------------------------------
First West Virginia Bancorp, Inc.
Summarized Quarterly Financial Information
--------------------------------------------------------------------------------

   A summary of selected quarterly financial information follows:

                                        First
          1999                         Quarter
                                    -------------

   Total interest income          $    3,117,090
   Total interest expense              1,321,239
   Net interest income                 1,795,851
   Provision for loan losses              76,500
   Investment Securities gain (loss)       9,153
   Total other income                    198,994
   Total other expenses                1,133,286
   Income before income taxes            794,212
   Net income                            548,216
   Net income per share (1)                  .44

                                        First          Second           Third          Fourth
          1998                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------   -------------

   Total interest income          $    3,017,292  $    3,062,636  $    3,148,133  $    3,224,052
   Total interest expense              1,276,939       1,325,792       1,363,263       1,357,847
   Net interest income                 1,740,353       1,736,844       1,784,870       1,866,205
   Provision for loan losses              46,500          56,500          76,500          76,500
   Investment Securities Gain             (1,608)             --           2,786              --
   Total other income                    191,504         183,293         215,373         195,010
   Total other expenses                1,109,594       1,125,921       1,172,069       1,266,218
   Income before income taxes            774,155         737,716         754,460         718,497
   Net income                            519,740         501,192         515,715         496,378
   Net income per share (1)                  .41             .40             .41             .40

                                        First          Second           Third          Fourth
          1997                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------  -------------

   Total interest income          $    2,698,339  $    2,845,165  $    2,954,722  $    3,008,583
   Total interest expense              1,087,969       1,161,352       1,224,185       1,270,941
   Net interest income                 1,610,370       1,683,813       1,730,537       1,737,642
   Provision for loan losses              25,500          36,000          34,500          34,500
   Investment Securities Gain (Loss)          --              --              --          (1,291)
   Total other income                    174,106         153,694         172,615         139,807
   Total other expenses                1,044,887       1,091,516       1,116,343       1,124,623
   Income before income taxes            714,089         709,991         752,309         717,035
   Net income                            476,607         474,485         502,677         476,799
   Net income per share (1)                  .38             .38             .40             .38

   (1) Adjusted for the 4 percent common stock dividend to stockholders of record as of October 1, 1998; the 3 for 2 stock split in the effect of a 50% stock dividend to stockholders of record as of October 1, 1997; and the 4 percent common stock dividend to stockholders of record as of December 2, 1996.


-------------------------------------------------------------------------------