Form 10-Q
period 1999-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 1999-08-03
CIK 37049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934

    For the transition period from           to
                                 ------------  ------------

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                             55-6051901
- ------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------
                                     N/A
- ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of July 28,
1999:
Common Stock, $5.00 Par Value, shares outstanding    1,257,252 shares
- ---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

3

                             First West Virginia Bancorp Inc. and Subsidiaries
                                      CONSOLIDATED  BALANCE  SHEETS


                                                             June 30,        December 31,       June 30,
                                                              1999               1998             1998
                                                         --------------    --------------   --------------

Cash and due from banks                                  $    4,533,799   $     4,720,682   $    4,611,232
Due from banks - interest bearing                             4,726,768           299,430           65,593
                                                         --------------    --------------   --------------
     Total cash and cash equivalents                          9,260,567         5,020,112        4,676,825
Federal funds sold                                            2,613,000         4,092,000        6,773,000
Investment securities
   Available for sale (at fair value)                        49,774,539        43,385,571       38,481,030
   Held to maturity  - fair value of
   $10,774,640 at June 30, 1999;
   $11,424,327 at December 31, 1998;
   and $7,194,266 at June 30, 1998                           10,854,616        11,349,829        7,132,998

Loans, net of unearned income                               105,249,268       103,555,319      100,752,760
Less allowance for possible loan losses                      (1,128,278)       (1,122,912)      (1,068,680)
                                                          --------------    --------------  --------------
                Net loans                                   104,120,990       102,432,407       99,684,080
Premises and equipment, net                                   2,939,499         3,204,730        3,021,260
Accrued income receivable                                     1,349,168         1,242,606        1,092,385
Other assets                                                  1,124,950           667,824          610,881
                                                         --------------   ---------------   --------------
               Total assets                              $  182,037,329   $   171,395,079   $  161,472,459
                                                         ==============   ===============   ==============
           LIABILITIES

Noninterest bearing deposits:
   Demand                                                $   15,494,893   $    15,141,249   $   14,163,024
Interest bearing deposits:
   Demand                                                    23,760,881        25,130,312       22,640,625
   Savings                                                   50,362,044        45,275,810       44,055,613
   Time                                                      66,085,265        62,237,448       59,791,663
                                                         --------------   ---------------   --------------
               Total deposits                               155,703,083       147,784,819      140,650,925
                                                         --------------   ---------------   --------------
Repurchase agreements                                         9,481,904         6,994,024        5,143,871
Accrued interest on deposits                                    476,118           472,097          448,924
Other liabilities                                               706,597           683,201          452,601
                                                         --------------   ---------------   --------------
               Total liabilities                            166,367,702       155,934,141      146,696,321
                                                         --------------   ---------------   --------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
  $5 par value 1,257,252 shares issued at
  June 30, 1999 and  December 31, 1998 and
  1,209,085 shares issued at June 30, 1998                    6,286,260         6,286,260        6,045,425
Surplus                                                       4,739,381         4,739,381        3,764,000
Retained Earnings                                             5,165,335         4,275,249        4,854,283
Accumulated other comprehensive income                         (521,349)          160,048          112,430
                                                         --------------    --------------   --------------
          Total stockholders' equity                         15,669,627        15,460,938       14,776,138
                                                         --------------   ---------------   --------------
            Total liabilities and stockholders' equity   $  182,037,329   $   171,395,079   $  161,472,459
                                                         ==============   ===============   ==============

  The accompanying notes are an integral part of the financial statements

4

                          First West Virginia Bancorp Inc. and Subsidiaries
                               CONSOLIDATED  STATEMENTS  OF  INCOME


                                       Three Months Ended                 Six Months Ended
                                            June 30,                          June 30,
                                       1999           1998             1999             1998
                                   ----------     ----------        ----------       ----------
                                          (Unaudited)                       (Unaudited)

INTEREST INCOME
Interest and fees on loans and lease financing:

   Taxable                         $2,223,797      $2,187,246       $4,429,868       $4,314,852
   Tax-exempt                          55,240          48,899          104,599           99,318
Investment securities:
   Taxable                            699,574         594,383        1,339,211        1,239,287
   Tax-exempt                         127,116          86,043          263,173          157,863
Dividends                               8,888          11,875           16,900           18,025
Other interest income                  38,620          45,616           62,619           57,003
Interest on federal funds sold         67,217          88,574          121,172          193,580
                                    ---------       ---------        ---------       ----------
       Total interest income        3,220,452       3,062,636        6,337,542        6,079,928
INTEREST EXPENSE
Deposits                            1,278,424       1,269,441        2,541,685        2,494,416
Other borrowings                       62,344          56,351          120,322          108,315
                                    ---------       ---------        ---------       ----------
       Total interest expense       1,340,768       1,325,792        2,662,007        2,602,731
                                    ---------       ---------        ---------       ----------
       Net interest income          1,879,684       1,736,844        3,675,535        3,477,197
PROVISION FOR POSSIBLE LOAN LOSSES     76,500          56,500          153,000          103,000
                                    ---------       ---------        ---------       ----------
Net interest income after provision
       for possible loan losses     1,803,184       1,680,344        3,522,535        3,374,197
NONINTEREST INCOME
Service charges                       125,181         117,480          241,309          225,165
Securities gains (losses)               3,312              --           12,465           (1,608)
Gain on sale of building and land     301,862              --          301,862               --
Other operating income                 52,568          65,813          135,434          149,632
                                    ---------       ---------        ---------        ---------
       Total noninterest income       482,923         183,293          691,070          373,189
NONINTEREST EXPENSES
Salary and employee benefits          623,221         588,544        1,231,690        1,194,426
Net occupancy and equipment expenses  195,692         191,054          383,841          391,832
Other operating expenses              358,542         346,323          695,210          649,257
                                    ---------       ---------        ---------        ---------
       Total noninterest expense    1,177,455       1,125,921        2,310,741        2,235,515
                                    ---------       ---------        ---------        ---------
       Income before income taxes   1,108,652         737,716        1,902,864        1,511,871
                                    ---------       ---------        ---------       ----------
INCOME TAXES                          364,462         236,524          610,458          490,939
                                    ---------       ---------        ---------       ----------
       Net income                  $  744,190      $  501,192       $1,292,406       $1,020,932
                                    =========       =========        =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING 1,257,252       1,257,252        1,257,252        1,257,252
                                    =========       =========        =========        =========
EARNINGS PER COMMON SHARE          $     0.59      $     0.40       $     1.03       $     0.81
                                    =========       =========        =========        =========

    The accompanying notes are an integral part of the financial statements

                                      First West Virginia Bancorp Inc. and Subsidiaries
                             CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                          Accumulated
                                            Common Stock                                     Other
                                      -----------------------               Retained     Comprehensive  Comprehensive
                                       Shares       Amount      Surplus     Earnings        Income          Income         Total
                                      ---------  -----------  -----------  -----------  --------------  -------------  ------------


Balance, December 31, 1998            1,257,252  $ 6,286,260  $ 4,739,381  $ 4,275,249  $      160,048  $              $ 15,460,938

Comprehensive income

  Net income for the six months
    ended June 30, 1999                      --           --           --    1,292,406              --      1,292,406     1,292,406

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on securities,
   net of reclassification adjustment
      (see disclosure)                       --           --           --           --        (681,397)      (681,397)     (681,397)
                                                                                                             -------------
Comprehensive income                                                                                         $611,009
                                                                                                             ============

Cash dividend
  ($.32 per share)                           --           --           --     (402,320)            --                      (402,320)


                                    -----------  -----------  -----------  -----------  --------------                 ------------
Balance, June 30, 1999 (Unaudited)    1,257,252  $ 6,286,260  $ 4,739,381  $ 5,165,335  $     (521,349)                $ 15,669,627
                                    ===========  ===========  ===========  ===========  ==============                 ============


                                                                                          Accumulated
                                         Common Stock                                        Other
                                    ---------------------                   Retained     Comprehensive    Comprehensive
                                     Shares       Amount       Surplus      Earnings        Income          Income        Total
                                   -----------  -----------  -----------  -----------  ---------------  ------------- ------------

Balance, December 31, 1997           1,209,085  $ 6,045,425  $ 3,764,000  $ 4,196,076  $       123,494  $              $ 14,128,995

Comprehensive income

  Net income for the six months
    ended June 30, 1998                     --           --           --    1,020,932               --      1,020,932     1,020,932

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on securities,
   net of reclassification adjustment
      (see disclosure)                      --           --           --           --          (11,064)       (11,064)      (11,064)
                                                                                                           ----------
Comprehensive income                                                                                       $1,009,868
                                                                                                          ===========
Cash dividend
  ($.29 per share)                          --           --           --     (362,725)              --                     (362,725)


                                   -----------  -----------  -----------  -----------  ---------------                 ------------
Balance, June 30, 1998 (Unaudited)   1,209,085  $ 6,045,425  $ 3,764,000  $ 4,854,283  $       112,430                 $ 14,776,138
                                   ===========   =========== ===========  ===========  ===============                 ============

[CAPTION]

                                                              For the six months ended
                                                                       June 30,
                                                                 1999           1998
                                                              -----------     ----------



Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                                  $  (673,540)    $   (12,078)
Less: reclassification adjustment for
   gains (losses) included in net income                            7,857          (1,014)
                                                              -----------     -----------
Net unrealized gains (losses) on securities                   $  (681,397)    $   (11,064)
                                                              ===========     ===========

    The accompanying notes are an integral part of the financial statements

6

                               First West Virginia Bancorp Inc. and Subsidiaries
                                  CONSOLIDATED  STATEMENTS  OF CASH FLOWS



                                                                 Six Months Ended June 30,
                                                            1999                          1998
                                                     -----------------               ---------------
                                                                        (Unaudited)

OPERATING ACTIVITIES
Net Income                                           $       1,292,406               $     1,020,932
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   153,000                       103,000
   Depreciation and amortization                               185,421                       186,695
   Amortization of investment securities, net                  (47,361)                      (34,767)
   Investment security losses (gains)                          (12,465)                        1,608
   Gain on sale of building and land                          (301,862)                           --
   Decrease (increase) in interest receivable                 (106,562)                      (16,684)
   Increase (decrease) in interest payable                       4,021                        16,054
     Other, net                                                (34,059)                       21,616
                                                     -----------------               ---------------
  Net cash provided by operating activities                  1,132,539                     1,298,454
                                                     -----------------               ---------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                1,479,000                       159,000
Net (increase) decrease in loans, net of charge offs        (1,859,346)                   (5,641,389)
Proceeds from sales of securities available for sale         1,154,104                         2,595
Proceeds from maturities of securities available for sale   15,015,000                    21,448,170
Proceeds from maturities of securities held to maturity      1,580,000                       635,000
Principal collected on mortgage-backed securities            2,372,154                     1,371,117
Purchases of securities available for sale                 (25,949,371)                  (20,621,494)
Purchases of securities held to maturity                    (1,086,884)                   (2,989,855)
Recoveries on loans previously charged-off                      17,763                        10,199
Purchases of premises and equipment                            (36,480)                     (122,717)
Proceeds from sales of premises and equipment                  418,152                            --
                                                     -----------------               ---------------
       Net cash used by investing activities                (6,895,908)                   (5,749,374)
                                                     -----------------               ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                          7,918,264                     3,606,112
Dividends paid                                                (402,320)                     (362,725)
Increase (decrease) in short term borrowings                 2,487,880                     1,068,875
                                                     -----------------               ---------------
       Net cash provided by financing activities     $      10,003,824               $     4,312,262
                                                     -----------------               ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           4,240,455                      (138,658)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       5,020,112                     4,815,483
                                                     -----------------               ---------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                   $       9,260,567               $     4,676,825
                                                     =================               ===============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1999 AND 1998



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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1998 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $744,190 for the three months ended June 30, 1999 as compared to $501,192 for the same period during 1998. The increase in earnings during the second quarter of 1999 over 1998 can be primarily attributed to increased noninterest income combined with increased net interest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.59 in the second quarter of 1999, an increase of 19.3% over the $.40 earned during the second quarter of 1998.
          Net income for the six months ended June 30, 1999 was $1,292,406 compared to $1,020,932 for the same period during 1998. The increase in earnings for the six months ended June 30, 1999 as compared to the same period in 1998 was primarily due to increased noninterest income and net interest income, offset in part by increased noninterest expenses and the provision for loan losses. Earnings per share were $1.03 for the first six months of 1999, an increase of 21.6%, as compared to $.81 earned during the same period during 1998.
          Noninterest income increased $299,630 due primarily to the gain on the sale of building and land by the holding company during the second quarter of 1999. Operational earnings were improved with net interest income increasing $142,840 or 8.2%, for the three months ended June 30, 1999 as compared to the same period in 1998. During the three month period ended June 30, 1999, net interest income increased primarily from the increase in the average volume of investment securities and loans, offset in part by the increased interest paid on time deposits. For the six month period ended June 30, 1999, noninterest income increased $317,881 and was primarily attributable to the sale of building and land by the holding company and the increased net interest income. The increase in net interest income during the six month period ended June 30, 1999 was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the interest paid on the average volume of time deposits.
          Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.65% for the three month period ended June 30, 1999 as compared to 1.24% for the same period of the prior year. For the six months ended June 30, 1999 compared to June 30, 1998, ROA was 1.47% and 1.28%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The Holding Company's ROE was 18.77% for the three months ended June 30, 1999 and 13.80% at June 30, 1998. For the six months ended June 30, 1999 compared to June 30, 1998, ROE was 16.59% and 14.39%, respectively.
          Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

9
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                                                    First West Virginia Bancorp, Inc.


                                      Three months ended         Six months ended                 Years ended
                                            June 30,                  June 30,                    December 31,
                                    ---------------------    ---------------------    ----------------------------------
                                      1999         1998        1999         1998       1998          1997         1996
                                    --------     --------    --------     -------    ---------    ---------      -------

SUMMARY OF OPERATIONS
   Total interest income            $  3,220     $  3,063    $  6,338     $ 6,080    $  12,452    $  11,507      $10,067
   Total interest expense              1,341        1,326       2,662       2,603        5,324        4,745        3,925
   Net interest income                 1,879        1,737       3,676       3,477        7,128        6,762        6,142
   Provision for loan losses              76           56         153         103          256          131           71
   Total other income                    483          183         691         373          787          639          568
   Total other expenses                1,177        1,126       2,311       2,235        4,674        4,377        4,182
   Income before income taxes          1,109          738       1,903       1,512        2,985        2,893        2,457
   Net income                            744          501       1,292       1,021        2,033        1,931        1,644

PER SHARE DATA (1)
   Net income                       $   0.59     $   0.40    $   1.03     $  0.81    $    1.62    $    1.54      $  1.31
   Cash dividends declared (2)          0.16         0.15        0.32        0.29         0.58         0.52         0.46
   Book value per share                12.46        11.75       12.46       11.75        12.30        11.24        10.06

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $104,020     $ 98,882    $103,884     $97,482    $  99,345    $  86,609      $74,469
   Investment securities              58,941       46,086      57,058      46,494       48,543       51,754       48,557
   Deposits - Interest Bearing       139,587      126,430     137,177     125,300      127,520      120,589      112,768
   Stockholders' equity               15,895       14,557      15,709      14,304       14,697       13,400       12,186
   Total Assets                      180,427      162,415     177,251     161,000      164,630      153,290      137,810

SELECTED RATIOS
   Return on average assets            1.65%        1.24%       1.47%       1.28%        1.23%        1.26%        1.19%
   Return on average equity           18.77%       13.80%      16.59%      14.39%       13.83%       14.41%       13.49%
   Average equity to average assets    8.81%        8.96%       8.86%       8.88%        8.93%        8.74%        8.84%
   Dividend payout ratio (1) (2)      27.12%       37.50%      31.07%      35.80%       35.80%       33.75%       35.11%
   Loan to Deposit ratio              67.60%       71.63%      67.60%      71.63%       70.07%       69.59%       64.19%

BALANCE SHEET                              June 30,                    December 31,
                                   ---------------------    ---------------------------------
                                     1999       1998           1998        1997      1996
                                   ---------- ----------    ----------  ---------  ----------

   Investments                    $   60,629  $  45,614     $   54,735  $  45,444  $   50,440
   Loans                             105,249    100,753        103,555     95,374      80,417
   Other Assets                       16,159     15,105         13,105     15,325      13,689
                                  ----------  ---------     ----------  ---------  ----------
      Total Assets                $  182,037  $ 161,472     $  171,395  $ 156,143  $  144,546
                                  ==========  =========     ==========  =========  ==========
   Deposits                       $  155,703  $ 140,651     $  147,785  $ 137,045  $  125,271
   Repurchase agreements               9,482      5,144          6,994      4,075       5,931
   Other Liabilities                   1,183        901          1,155        894         695
   Shareholders' Equity               15,669     14,776         15,461     14,129      12,649
                                  ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Shareholders' Equity        $  182,037  $ 161,472     $  171,395  $ 156,143  $  144,546
                                  ==========  =========     ==========  =========  ==========

(1) Adjusted for a 4 percent common stock dividend to stockholders of record as of October 1, 1998, a 3 for 2 stock split in the effect of a fifty
     (50) percent common stock to shareholders of record as of October 1, 1997, and a 4 percent common stock dividend to stockholders of record as of December 2, 1996.

(2)  Cash dividends and the related payout ratio are based on historical results of the Holding Company and do not include cash dividends of acquired subsidiaries prior to the dates of consummation.
- ------------------------------------------------------------------------------

10
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Earnings Analysis
Net Interest Income
- -------------------
     The primary source of earnings for the Holding company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earnings assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended June 30, 1999 and 1998 and for the six months ended
June 30, 1999 and 1998.
     Net interest income increased $142,840 or 8.2%, during the three months ended June 30, 1999 as compared to the same period in 1998. The increase in net interest income resulted primarily from the increased interest earned on investment securities combined with the increased interest earned on loans offset in part by the increased interest paid on time deposits. Interest and dividend income on investment securities increased $143,277 or 20.7%, for the three months ended June 30, 1999 as over the same period in 1998 primarily due to the increase in the average volume of investment securities. Interest and fees on loans increased $42,892 or 1.9% during the three month period ended
June 30, 1999 as compared to the same period in 1998 due to the increase in average loan volume. Interest expense increased $14,976 or 1.1% primarily due to the increase in the average volume of time deposits.
      For the six months ended June 30, 1999, net interest income increased $198,338 or 5.7%, as compared to 1998. This increase was largely due to the increased interest earned on investment securities and on loans offset in part by the increased interest paid on time deposits. Comparing the six month period ended June 30, 1999 to the same period in 1998 interest and dividends on investment securities increased $204,109 or 14.4% due to the increase in the average volume of investment securities. For the six months ended June
30, 1999, interest and fees on loans increased $120,297 or 2.7%, primarily due to the increase in the average loan volume. Interest expense for the six months ended June 30, 1999 increased $59,276 or 2.3%, primarily due to the increase in the average volume of time deposits.

Noninterest Income
- -------------------
     Noninterest income was $482,923 for the three months ended June 30, 1999, an increase of $299,630 as compared to the same period of the prior year and was primarily the result of a gain on the sale of building and land by the holding company. During the three months ended June 30, 1999, service charges increased $7,701 or 6.6% as compared to the same period in 1998. Other operating income decreased $13,245 or 20.1% primarily due the loss of lease income resulting from the sale of the building by the holding company, and a decrease in ATM fees. For the six months ended June 30, 1999, noninterest income was $691,070, an increase of $317,881 as compared to the same period of the prior year. The increase in noninterest income resulted primarily from the gain on the sale of building and land by the holding company. Service charges increased $16,144 or 7.2%, as compared to the same period in 1998. Other operating income decreased $14,198 or 9.5%, during the six months ended June 30, 1999 as compared to the same period in 1998 and was due primarily to the loss of lease income resulting from the sale of the building by the holding company in 1999 and the gain on sale of other real estate owned by a subsidiary bank in 1998. During the six months ended June 30,1999, the holding company accounted for securities gains of $11,470 and a securities loss of $660 and were attributable to sales of securities available for sale. A subsidiary bank accounted for securities gains of $11,109 and securities losses of $9,454 and were attributable to sales of securities available for sale.

Non-Interest Expense
- --------------------
     Noninterest expense increased $51,534 or 4.6% for the three months ended June 30, 1999 as compared to the same period of the prior year. Salary and employee benefits is the largest component of noninterest expense. During the quarter ended June 30, 1999, salary and employee benefits increased $34,677 or 5.9%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $12,219, or 3.5%, for the three month period ended June 30, 1999 as compared to the same period in the prior year. Increased service expense, directors fees and other taxes offset in part by decreased stationery and supplies expense and other operating expense primarily contributed to the increase in other operating expenses during the three month period ended June 30,1999.
       Noninterest expense increased $75,226 or 3.4% for the six months ended June 30, 1999 as compared to the same period of the prior year. Salary and employee benefits increased $37,264 or 3.1%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses increased $45,953 or 7.1%, for the six month period ended June 30, 1999 as compared to the same period in the prior year. Increased service expense, other operating expense, director fees, and other taxes, offset in part by decreased stationery and supplies and postage and transportation expenses primarily contributed to the increase in other operating expenses in 1999.

11
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 1999 and June 30, 1998 and the year ended
December 31, 1998. Average balance sheet information as of June 30, 1999 and June 30, 1998 and the year ended December 31, 1998 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.
Average rates were annualized for the six month periods ended June 30, 1999 and 1998.

                                               For the Six                                                      For the Six
                                               Months ended                                                     Months ended
                                               June 30, 1999                   December 31, 1998                June 30, 1998
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------

ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 42,643   $ 1,288    6.09%    $ 38,387  $  2,399      6.25%   $ 38,985   $1,232     6.37%
 Obligations of states and
   political subdivisions                 11,954       263    4.44%       8,155       382      4.68%      6,597      158     4.83%
 Other securities                          2,461        68    5.57%       2,001       124      6.20%        912       25     5.53%
                                         _______   _______  _______     _______   _______    _______    _______    _____   _______
    Total Investment securities:          57,058     1,619    5.72%      48,543     2,905      5.98%     46,494    1,415     6.14%

Interest bearing deposits                  2,652        63    4.79%       2,607       138      5.29%      2,098       57     5.48%
Federal funds sold                         5,183       121    4.71%       6,085       330      5.42%      7,095      194     5.51%
Loans, net of unearned income            103,884     4,535    8.80%      99,345     9,078      9.14%     97,482    4,414     9.13%
                                         -------   -------  -------     -------   -------    -------    -------    -----   -------
 Total earning assets                    168,777     6,338    7.57%     156,580    12,451      7.95%    153,169    6,080     8.00%

Cash and due from banks                    4,528                          4,369                           4,290
Bank premises and equipment                3,092                          3,056                           3,040
Other assets                               1,991                          1,785                           1,711
Allowance for possible loan losses        (1,137)                        (1,160)                         (1,210)
                                        --------                      ---------                        --------
 Total Assets                           $177,251                      $ 164,630                        $161,000
                                        ========                      =========                        ========
LIABILITIES
Certificates of deposit                 $ 64,434   $ 1,707    5.34%   $  60,277   $ 3,356      5.57%   $ 59,301   $ 1,632     5.55%
Savings deposits                          47,069       625    2.68%      43,418     1,270      2.93%     42,770       627     2.96%
Interest bearing demand deposits          25,674       210    1.65%      23,825       471      1.98%     23,230       236     2.05%
Federal funds purchased and
   Repurchase agreements                   8,302       120    2.91%       6,600       227      3.44%      5,972       108     3.65%
                                        --------   -------    -----   ---------   -------    -------   --------   -------    ------
 Total interest bearing liabilities      145,479     2,662    3.69%     134,120     5,324      3.97%    131,273     2,603     4.00%
Demand deposits                           14,824                         14,720                          14,389
Other liabilities                          1,239                          1,093                           1,034
                                        --------                      ---------                        --------
 Total Liabilities                       161,542                        149,933                         146,696
STOCKHOLDERS' EQUITY                      15,709                         14,697                          14,304
                                        --------                      ---------                        --------
 Total Liabilities
    and Stockholders' Equity            $177,251                      $ 164,630                        $161,000
                                        ========                      =========                        ========
 Net yield on earning assets                        $3,676    4.39%              $  7,127      4.55%              $ 3,477    4.58%
                                                    ======   ======              ========     ======              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 1999 and 1998, and the year ended December 31, 1998, respectively. The effect of this adjustment is presented below (in thousands).


   Obligations of states and
   political subdivisions:
    Investment securities              $  11,954    $   438   7.39%   $   8,155   $   637      7.81%   $  6,597   $   263    8.05%
    Loans                                103,884      4,604   8.94%      99,345     9,215      9.28%     97,482     4,480    9.27%
                                       =========    =======   =====   =========   =======     ======   ========   =======    =====
 Total earning assets                  $ 168,777    $ 6,582   7.86%   $ 156,580   $12,843      8.20%   $153,169   $ 6,251    8.23%
                                       =========    =======   =====   =========   =======     ======   ========   =======    =====
 Taxable equivalent net yield on
 earning assets                                     $ 3,920   4.68%               $ 7,519      4.80%              $ 3,648    4.80%
                                                    =======   =====               =======     ======              =======    =====

- --------------------------------------------------------------------------------

12
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 1999 and June 30, 1998. Average balance sheet information as of June 30, 1999 and June 30, 1998 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 1999 and 1998.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                    June 30, 1999                                June 30, 1998
                                            ----------------------------------         -------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate               Volume     Interest   Rate
                                            ----------    --------    -------         -----------    -------   -------

ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    45,188   $     680       6.04%         $     37,871  $    593     6.28%
   Obligations of states and
     political subdivisions                    11,620         127       4.38%                7,239        86     4.77%
   Other securities                             2,133          29       5.45%                  976        13     5.34%
                                           ----------    --------     -------           ----------   -------    ------
Total Investment Securities                    58,941         836       5.69%               46,086       692     6.02%
Interest bearing deposits                       3,262          39       4.80%                3,280        46     5.63%
Federal funds sold                              5,739          67       4.68%                6,467        89     5.52%
Loans, net of unearned income                 104,020       2,279       8.79%               98,882     2,236     9.07%
                                           ----------    --------     -------           ----------   -------    ------
   Total earning assets                       171,962       3,221       7.51%              154,715     3,063     7.94%

Cash and due from banks                         4,646                                        4,120
Bank premises and equipment                     3,015                                        3,029
Other assets                                    1,943                                        1,738
Allowance for possible loan losses             (1,139)                                      (1,187)
                                           ----------                                   ----------
   Total Assets                           $   180,427                                 $    162,415
                                           ==========                                   ==========
LIABILITIES
Certificates of deposit                   $    65,174   $     854       5.26%         $     59,782  $    829     5.56%
Savings deposits                               48,156         323       2.69%               43,132       321     2.99%
Interest bearing demand deposits               26,257         102       1.56%               23,516       119     2.03%
Federal funds purchased and
   Repurchase agreements                        8,446          62       2.94%                6,150        57     3.72%
                                            ---------     -------     -------           ----------    ------   -------
   Total interest bearing liabilities         148,033       1,341       3.63%              132,580     1,326     4.01%
Demand deposits                                15,201                                       14,268
Other liabilities                               1,298                                        1,010
                                            ---------                                   ----------
   Total Liabilities                          164,532                                      147,858
SHAREHOLDERS' EQUITY                           15,895                                       14,557
                                            ---------                                   ----------
   Total Liabilities
      and Shareholders' Equity            $   180,427                                 $    162,415
                                            =========                                   ==========
Met yield on earning assets                             $   1,880       4.39%                       $  1,737     4.50%
                                                          =======      ======                         ======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 1999 and 1998, respectively. The effect of this adjustment is presented below (in thousands).


   Obligations of states and
     political subdivisions:
     Investment securities                $   11,620    $     212       7.31%         $     7,239   $    143     7.94%
     Loans                                   104,020        2,316       8.93%              98,882      2,269     9.20%
                                             =======      =======      ======          ==========     ======    ======
   Total earning assets                   $  171,962    $   3,343       7.80%         $   154,715   $  3,153     8.17%
                                             =======      =======      ======          ==========     ======    ======
    Taxable equivalent net yield on
     earning assets                                        $2,002       4.67%                       $  1,827     4.74%
                                                           ======       =====                         ======    ======

13
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
- -----------
     Investment securities increased $5,893,755 or 10.8% from $54,735,400 at December 31, 1998, to $60,629,155 at June 30, 1999. Taxable securities comprised 81.3% of total securities at June 30, 1999, as compared to 78.3% at December 31, 1998. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     As of June 30, 1999, the Holding Company had approximately 82% of the investment portfolio classified as available for sale, while 18% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest have declined since December 31, 1998, the carrying value of securities available for sale was decreased by $827,146 at June 30, 1999. At December 31, 1998, the carrying value of securities available for sale was increased by $253,924. The market value of securities classified as held to maturity was below book value by $79,976 at June 30, 1999 and above book value by $74,498 at December 31, 1998.

Table Four
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                           June 30,       December 31,      June 30,
                                            1999             1998             1998
                                         -----------      -----------     ------------

  Securities held to maturity:
  Obligations of states
        and political subdivisions        $ 10,855        $ 11,350         $  7,133
                                          --------        --------         --------
            Total held to maturity        $ 10,855        $ 11,350         $  7,133
                                          --------        --------         --------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           43,116        $ 35,107         $ 30,385
  Obligations of states
        and political subdivisions             510             516              514
  Corporate debt securities                    103             455              207
  Mortgage-backed securities                 4,968           6,503            6,573
  Equity Securities                          1,077             804              802
                                           -------        --------         --------
            Total available for sale        49,774          43,385           38,481
                                           -------        --------         --------
            Total                         $ 60,629        $ 54,735         $ 45,614
                                          ========        ========         ========

- -------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 1999 and December 31, 1998 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.


                                                    June 30, 1999                                  December 31, 1998
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities              Securities              Securities
                                   Held to Maturity          Available for Sale       Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      --------  -------
                                   Amount        Yield       Amount       Yield      Amount       Yield        Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------  -------
                                                    (Unaudited)

U.S. Treasury and other U.S.
 government Agencies

  Within One Year                $      --          -- %    $  6,245        5.24 %   $     --         -- %    $  5,775    6.01%
  After One But
     Within Five Years                  --          --        20,600        5.97           --         --        18,815    5.92
  After Five But
     Within Ten Years                   --          --        16,271        6.55           --         --        10,517    6.23
  After Ten Years                       --          --            --          --           --         --            --      --
                                   -------       -----      --------      ------     --------     ------      --------   -----
                                        --          --        43,116        6.08           --         --        35,107    6.03

States & Political Subdivisions

  Within One Year                      560        5.93            --          --          950       7.71            --      --
  After One But
     Within Five Years               4,798        6.58            --          --        5,099       6.52            --      --
  After Five But
     Within Ten Years                4,712        6.53           510        7.55        5,121       6.48           516    7.45
  After Ten Years                      785        6.47            --          --          180       6.06            --      --
                                   -------       -----       -------      ------     --------     ------      --------   -----
                                    10,855        6.52           510        7.55       11,350       6.59           516    7.45

Corporate Debt Securities

  Within One Year                       --          --            --          --           --         --           349    5.94
  After One But
    Within Five Years                   --          --           103        8.30           --         --           106    7.98
                                   -------       -----       -------      ------     --------     ------      --------   -----
                                        --          --           103        8.30           --         --           455    6.42

Mortgage-Backed Securities              --          --         4,968        6.13           --         --         6,503    6.35

Equity Securities                       --          --         1,077        5.28           --         --           804    5.30

                                   -------       -----       -------      ------     --------     ------      --------   -----
  Total                           $ 10,855        6.52 %    $ 49,774        6.09 %    $11,350       6.59 %    $ 43,385    6.09 %

                                   =======       =====       =======      ======     ========     ======      ========   =====

- ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Loans
- -----

     Loans as of June 30, 1999 were $105,249,268 as compared to $103,555,319 as of December 31, 1998. Residential real estate loans increased approximately $2,016,000 which contributed to the overall increase in loans.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-seven percent (37%) of the loan portfolio. Installment loans comprise twenty-four percent (24%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 1998 to June 30, 1999 were a 2% increase in residential real estate loans, a 1% decrease in commercial loans and a 1% decrease in other loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Six
Loan Portfolio
(Unaudited)



Loans outstanding are as follows (in thousands) :

                                         June 30,                December 31,
                                 -------------------------       ----------
                                    1999           1998              1998


Real Estate - Residential
Real estate-construction       $       238     $       150     $        41
Real estate-farmland                   100             156             133
Real estate-residential             37,105          33,196          35,253
                                ----------      ----------      ----------
                               $    37,443     $    33,502     $    35,427
                                ----------      ----------      ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    25,237     $    26,740     $    25,866
Commercial & industrial             14,017          12,627          13,261
                                ----------      ----------      ----------
                               $    39,254     $    39,367     $    39,127
                                ----------      ----------      ----------

     Installment
Installment and other
   loans to individuals        $    25,167     $    24,180     $    24,722
                                ----------      ----------      ----------


       Others
Nonrated industrial
   development obligations     $     3,041     $     3,752     $     3,563
Direct Financing Leases                 --              47              --
Other loans                            442              14             819
                                ----------      ----------      ----------
                               $     3,483     $     3,813     $     4,382
                                ----------      ----------      ----------

Total                              105,347         100,862         103,658
Less unearned interest                  98             109             103
                                ----------      ----------      ----------
                               $   105,249     $   100,753     $   103,555
                                 =========       =========       =========

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 1999 and December 31, 1998 (in thousands) (Unaudited):



                                                 June 30, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $    1,090     $    6,591      $    6,336
  Real Estate - construction           238             --              --
                                 ---------      ---------       ---------
     Total                      $    1,328     $    6,591      $    6,336
                                 =========      =========       =========

                                                December 31, 1998
                                  ----------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------

  Commercial                    $      858     $    6,024      $    6,379
  Real Estate - construction            41             --              --
                                 ---------      ---------       ---------
     Total                      $      899     $    6,024      $    6,379
                                 =========      =========       =========

The following table presents an analysis of fixed and variable rate loans as of June 30, 1999 and December 31, 1998 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):



                                                 June 30, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------

  Fixed Rates                   $      986     $    4,643      $    1,327
  Variable Rates                       342          1,948           5,009
                                 ---------      ---------       ---------
     Total                      $    1,328     $    6,591      $    6,336
                                 =========      =========       =========



                                               December 31, 1998
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                  ---------------------------- ----------

  Fixed Rates                   $      626     $    4,922      $    2,266
  Variable Rates                       273          1,102           4,113
                                 ---------      ---------       ---------
     Total                      $      899     $    6,024      $    6,379
                                 =========      =========       =========

- ---------------------------------------------------------------------------

17
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
     Total non-performing loans were $1,036,000 at June 30, 1999 and $664,000 at December 31, 1998. Loans classified as non-accrual were $467,000 or .4% of total loans as of June 30, 1999, as compared to $396,000 or .4% of total loans at December 31, 1998. There were no loans classified as renegotiated as of June 30, 1999 and December 31, 1998. The loans past due 90 days or more increased $301,000 to $569,000 at June 30, 1999 as compared to $268,000 at December 31, 1998. There was no other real estate owned at June 30, 1999 or December 31, 1998. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):



                                       June 30,        December 31,
                                 -----------------     ------------
                                   1999      1998          1998

Past Due 90 Days or More:
  Real Estate - residential    $     90  $     24    $          76
  Commercial                        372        16                4
  Installment                       107       134              188
                                -------   -------     ------------
                               $    569  $    174    $         268
                                -------   -------     ------------
Non-accrual:
  Real Estate - residential    $     59  $    181    $         106
  Commercial                        301       272              184
  Installment                       107        29              106
                                -------   -------     ------------
                               $    467  $    482    $         396
                                -------   -------     ------------

Other Real Estate              $     --  $     16    $          --
                                -------   -------     ------------

Total non-performing assets    $  1,036  $    672    $         664
                                =======   =======      ===========

Total non-performing assets
   to total loans and
   other real estate              0.98%     0.67%            0.64%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $18,700 and $30,500 for the periods ended June 30, 1999 and 1998, respectively.

As of June 30, 1999, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

- ------------------------------------------------------------------------------

18
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------

Allowance for Possible Loan Losses
- ----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $153,000 during the six months ended June 30, 1999, as compared to $103,000 during the same period of the prior year. The increased loan growth combined with the increase in net charge-offs and non-performing assets has prompted the increase in the provision for loan losses. In comparison to December 31, 1998, the allowance for possible loan losses at June 30, 1999 continues to represent 1.1% of total loans outstanding. Net loan charge-offs for the six months ended June 30, 1999 were primarily consumer loans. The increase in personal bankruptcies contributed to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).



                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                               June 30,           December 31,
                                         -------------------      ------------
                                           1999       1998           1998

Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,123  $   1,218      $    1,218
Loans Charged Off:
  Real Estate - residential                   --         65              65
  Commercial                                  16        134             134
  Installment                                149         63             173
                                        --------   --------       ---------
                                             165        262             372
Recoveries:
  Real Estate - residential                   --          5               5
  Commercial                                  --         --              --
  Installment                                 17          5              16
                                        --------   --------       ---------
                                              17         10              21
Net Charge-offs                              148        252             351

Additions Charged to Operations              153        103             256
                                        --------   --------       ---------
Balance at end of period:              $   1,128  $   1,069      $    1,123
                                         =======   ========       =========
Average Loans Outstanding              $ 103,884  $  97,482      $   99,345
                                         =======   ========       =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                .14%       .26%            .35%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                              1.07%      1.06%           1.08%



- ------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
- -----------------------------------------------

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, locale economic conditions and management experience as presented in Table Ten. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 1999 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Ten
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1998 , and the six month period ended June 30, 1999 (expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.


                     June 30,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1999               1998               1997                1996              1995                1994
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                      Percent             Percent            Percent           Percent             Percent             Percent
                      of loans            of loans           of loans          of loans            of loans            of loans
                      in each             in each            in each           in each             in each             in each
                      category            category           category          category            category            category
                      to total            to total           to total          to total            to total            to total
                 Amount    loans     Amount   loans     Amount    loans     Amount  loans     Amount    loans    Amount     loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------

Real estate -
  residential    $  208     35.5%   $  208     34.2%   $   202     34.6%    $  192    36.5%   $   215     39.9%   $216        43.1%
Commercial          490     37.3       490     37.8        622     38.0        619    39.1        618     36.5     420        34.7
Installment         410     23.9       374     23.8        343     23.6        298    21.6        265     20.0     260        19.3
Others               20      3.3        20      4.2         20      3.8         20     2.8         20      3.6      20         2.9
Unallocated          --       --        31       --         31       --         31      --         31       --      31           -
                 ------    -----    ------    -----       ----    -----     ------   -----     ------    ------    ----     ------
Total            $1,128    100.0%   $1,123    100.0%   $ 1,218    100.0%    $1,160   100.0%    $1,149    100.0%    $947      100.0%
                 ======    =====    ======    =====    =======    ======    ======   ======    ======    ======    ====     ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------

Deposits
- --------

     Total deposits were $155,703,083 at June 30, 1999 as compared to $147,784,819 at December 31, 1998, an increase of 5.4%. Deposit growth increased primarily in savings and time deposits. At June 30, 1999, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There were no changes in the deposit mix from December 31, 1998 to June 30, 1999.

Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                            June 30, 1999
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months          TOTAL
                          -------             ------------     -------------        ------         -------
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit              $ 1,548            $      1,691     $      4,266         $  3,954       $ 11,459

                                        December 31, 1998
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months          TOTAL
                          -------             ------------     -------------        ------         -------
                                              (Expressed   in Thousands)

Time Certificates
  of Deposit              $ 2,906            $      1,173     $      2,077         $  4,102       $ 10,258


Repurchase Agreements
- ----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $9,481,904 at June 30, 1999, an increase of $2,487,880, as compared to December 31, 1998. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


- ------------------------------------------------------------------------------

21
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------

Capital Resources
- -----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 5.7% during the first six months of 1999 entirely from current earnings after quarterly dividends, and a decrease of 4.4% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.6% of total assets at June 30, 1999 as compared to 9.0% at December 31, 1998.

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

          The following chart shows the regulatory capital levels for the company at June 30, 1999, June 30, 1998, and December 31, 1998:



                                               June 30,         Dec. 31
                                           ---------------      -------
Ratio                       Minimum          1999    1998        1998
- ----------------------      --------       -------  ------      -------

  Leverage Ratio               3%            8.6      8.8         8.7
  Risk Based Capital
    Tier 1 (core)              4%           14.1     14.0        13.9
    Tier 2 (total)             8%           15.2     15.0        15.0



Liquidity
- ---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $49,774,539 classified as available for sale at June 30, 1999. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At June 30, 1999, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $4,451,200 and $1,020,000, respectively, without purchasing any additional capital stock from the FHLB. As of June 30, 1999 there were no borrowings outstanding pursuant to these agreements.

     At June 30, 1999 and December 31, 1998, the Holding Company had outstanding loan commitments and unused lines of credit totaling $8,896,000 and $8,070,000, respectively. As of June 30, 1999, management placed a high probability for required funding within one year of approximately $5,429,000. Approximately $3,083,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

22
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
- ------------------------------------------------------------------------------

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



Item 1            Legal Proceedings
- -----------------------------------

        The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or any of its subsidiaries is a party or of which any of their property is subject.



Item 2            Changes in Securities
- ---------------------------------------

  Inapplicable


Item 3            Defaults Upon Senior Securities
- -------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
- -------------------------------------------------------------------


  Inapplicable




Item 5            Other Information
- -----------------------------------


  By resolution of the board of directors of First West Virginia Bancorp, Inc., at a special meeting held on May 6, 1999, it was announced that Ronald
L. Solomon, Vice Chairman and a member of the Board of directors, as well as its President and CEO, will retire effective January 2, 2002. Mr. Solomon is also Vice Chairman of the Board of Directors and CEO of Progressive Bank, N.A. and Vice Chairman of the Board of Directors of Progressive Bank, N.A.- Buckhannon, subsidiaries of the Company.

Item 6            Exhibits and Reports on Form 8-K
- --------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the six month period ended June 30, 1999, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended June 30, 1999.



(c)      Exhibits
         --------

  The exhibits listed in the Exhibit Index on page 26 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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



         By:  /s/ Francie P. Reppy
              ---------------------------------------------------------------
                 Francie P. Reppy
                 Controller



Dated: July 28, 1999

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.


Exhibit
Number    Description
- -------   -----------


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

                                  EXHIBIT 11.1

             Statement Regarding Computation of Per Share Earnings

Computation of Earnings Per Share
- ---------------------------------

The following formula was used to calculate the earnings per share, Consolidated Statements of Income for the six months ended June 30, 1999 and 1998, included in this report as Exhibit 13.3


Earnings Per Share

Net Income /
Weighted average shares of common stock outstanding for the period



                                    Six months ended
                                        June 30,
                                 1999             1998
                               -------           -------

Weighted Average
Shares Outstanding              1,257,252      1,257,252

Net Income                      1,292,406      1,020,932

Per Share Amount                   1.03            .81



No common stock equivalents exist.

                                 EXHIBIT 13.3

                  Summarized Quarterly Financial Information

- --------------------------------------------------------------------------------
First West Virginia Bancorp, Inc.
Summarized Quarterly Financial Information
- --------------------------------------------------------------------------------

   A summary of selected quarterly financial information follows:



          1999                          First           Second
                                       Quarter          Quarter
                                    -------------    -------------

   Total interest income          $    3,117,090 $     3,220,452
   Total interest expense              1,321,239       1,340,768
   Net interest income                 1,795,851       1,879,684
   Provision for loan losses              76,500          76,500
   Investment Securities gain (loss)       9,153           3,312
   Total other income                    198,994         479,611
   Total other expenses                1,133,286       1,177,455
   Income before income taxes            794,212       1,108,652
   Net income                            548,216         744,190
   Net income per share (1)                  .44             .59


                                        First          Second           Third          Fourth
          1998                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------   -------------

   Total interest income          $    3,017,292  $    3,062,636  $    3,148,133  $    3,224,052
   Total interest expense              1,276,939       1,325,792       1,363,263       1,357,847
   Net interest income                 1,740,353       1,736,844       1,784,870       1,866,205
   Provision for loan losses              46,500          56,500          76,500          76,500
   Investment Securities Gain             (1,608)             --           2,786              --
   Total other income                    191,504         183,293         215,373         195,010
   Total other expenses                1,109,594       1,125,921       1,172,069       1,266,218
   Income before income taxes            774,155         737,716         754,460         718,497
   Net income                            519,740         501,192         515,715         496,378
   Net income per share (1)                  .41             .40             .41             .40




                                        First          Second           Third          Fourth
          1997                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------  -------------

   Total interest income              $2,698,339  $    2,845,165  $    2,954,722  $    3,008,583
   Total interest expense              1,087,969       1,161,352       1,224,185       1,270,941
   Net interest income                 1,610,370       1,683,813       1,730,537       1,737,642
   Provision for loan losses              25,500          36,000          34,500          34,500
   Investment Securities Gain (Loss)          --              --              --          (1,291)
   Total other income                    174,106         153,694         172,615         139,807
   Total other expenses                1,044,887       1,091,516       1,116,343       1,124,623
   Income before income taxes            714,089         709,991         752,309         717,035
   Net income                            476,607         474,485         502,677         476,799
   Net income per share (1)                  .38             .38             .40             .38

   (1) Adjusted for the 4 percent common stock dividend to stockholders of record as of October 1, 1998 and the 3 for 2 stock split in the effect of a 50% stock dividend to stockholders of record as of October 1, 1997.


- --------------------------------------------------------------------------------