Form 10-Q
period 1999-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 1999-11-10
CIK 37049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
    ACT of 1934
    For the Quarterly Period Ended September 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934
    For the transition period from  _____________ to  ____________.

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

The number of shares outstanding of the issuer's common stock as of November 5, 1999:
Common Stock, $5.00 Par Value, shares outstanding    1,508,542 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

3
              First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                               September 30,     December 31,      September 30,
                                                   1999              1998              1998
                                              -------------     -------------     -------------
           ASSETS
Cash and due from banks                      $    4,949,377   $     4,720,682   $     4,086,778
Due from banks - interest bearing                 6,060,432           299,430           113,890
                                             --------------     -------------     -------------
     Total cash and cash equivalents             11,009,809         5,020,112         4,200,668
Federal funds sold                                4,075,000         4,092,000         5,910,000
Investment securities
   Available for sale (at fair value)            52,516,728        43,385,571        43,445,757
   Held to maturity  -  Market value of
   $10,660,316 at September 30, 1999;
   $11,424,327 at December 31, 1998;
   and $8,989,089 at September 30, 1998          10,787,539        11,349,829         8,849,892
Loans, net of unearned income                   107,812,186       103,555,319       100,594,506
Less allowance for possible loan losses          (1,174,164)       (1,122,912)       (1,109,141)
                                              -------------     -------------     -------------
                Net loans                       106,638,022       102,432,407        99,485,365
Premises and equipment, net                       2,906,852         3,204,730         2,970,722
Accrued income receivable                         1,368,459         1,242,606         1,156,556
Other assets                                      1,245,957           667,824           619,836
                                              -------------     -------------     -------------
               Total assets                  $  190,548,366   $   171,395,079   $   166,638,796
                                              =============     =============     =============
           LIABILITIES
Noninterest bearing deposits:
     Demand                                  $   14,956,423   $    15,141,249   $    15,375,432
Interest bearing deposits:
     Demand                                      26,107,420        25,130,312        24,141,861
     Savings                                     50,409,864        45,275,810        44,036,683
     Time                                        70,780,522        62,237,448        60,500,052
                                             --------------    --------------    --------------
               Total deposits                   162,254,229       147,784,819       144,054,028
                                             --------------    --------------    --------------
Repurchase agreements                            11,122,282         6,994,024         6,297,329
Accrued interest on deposits                        512,332           472,097           479,124
Other liabilities                                   751,818           683,201           559,945
                                             --------------    --------------    --------------
               Total liabilities                174,640,661       155,934,141       151,390,426
                                             --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
 $5 par value
 1,508,542 shares issued at September 30, 1999
 and 1,257,252 shares issued at December 31,
 1998 and September 30, 1998                      7,542,710         6,286,260         6,286,260
Surplus                                           4,739,381         4,739,381         4,739,381
Retained Earnings                                 4,261,669         4,275,249         3,972,419
Accumulated other comprehensive income             (636,055)          160,048           250,310
                                             --------------    --------------    --------------
   Total stockholders' equity                    15,907,705        15,460,938        15,248,370
                                             --------------    --------------    --------------
Total liabilities and stockholders' equity   $  190,548,366   $   171,395,079   $   166,638,796
                                             ==============    ==============    ==============



    The accompanying notes are an integral part of the financial statements

4
                First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                       Three Months Ended               Nine Months Ended
                                        September 30,                     September 30,
                                       1999           1998             1999            1998
                                   ----------     ----------       ----------       ----------
                                         (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                         $2,385,517      $2,257,669       $6,815,385       $6,572,521
   Tax-exempt                          44,282          53,661          148,881          152,979
Investment securities:
   Taxable                            773,617         611,734        2,112,828        1,856,630
   Tax-exempt                         121,364         100,538          384,537          258,401
Other interest income                  47,248          41,935          109,867           98,938
Dividends                              10,213           7,890           27,113           20,306
Interest on federal funds sold         73,470          74,706          194,642          268,286
                                    ---------       ---------        ---------       ----------
       Total interest income        3,455,711       3,148,133        9,793,253        9,228,061
INTEREST EXPENSE
Deposits                            1,365,616       1,315,772        3,907,301        3,810,188
Other borrowings                       75,278          47,491          195,600          155,806
                                    ---------       ---------        ---------       ----------
       Total interest expense       1,440,894       1,363,263        4,102,901        3,965,994
                                    ---------       ---------        ---------       ----------
       Net interest income          2,014,817       1,784,870        5,690,352        5,262,067
PROVISION FOR POSSIBLE LOAN LOSSES     97,500          76,500          250,500          179,500
                                    ---------       ---------        ---------       ----------
Net interest income after
       for possible loan losses     1,917,317       1,708,370        5,439,852        5,082,567
NONINTEREST INCOME
Service charges                       133,768         130,303          375,078          355,468
Securities gains (losses)                  54           2,786           12,519            1,178
Gain on sale of building and land         --              --           301,862              --
Other operating income                 65,251          85,070          200,684          234,702
                                    ---------       ---------        ---------       ----------
       Total noninterest income       199,073         218,159          890,143          591,348
NONINTEREST EXPENSES
Salary and employee benefits          640,778         605,394        1,872,468        1,799,820
Net occupancy and equipment expenses  196,631         202,068          580,472          593,900
Other operating expenses              447,014         364,607        1,142,224        1,013,864
                                    ---------       ---------        ---------       ----------
       Total noninterest expense    1,284,423       1,172,069        3,595,164        3,407,584
                                    ---------       ---------        ---------       ----------
       Income before income taxes     831,967         754,460        2,734,831        2,266,331
                                    ---------       ---------        ---------       ----------
INCOME TAXES                          265,450         238,745          875,908          729,684
                                    ---------       ---------        ---------       ----------
       Net income                  $  566,517       $ 515,715       $1,858,923       $1,536,647
                                    =========       =========        =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING 1,508,542       1,508,542        1,508,542        1,508,542
                                    =========       =========        =========       ==========
EARNINGS PER COMMON SHARE *        $    0.38        $   0.34        $    1.23        $    1.02
                                    =========       =========        =========       ==========

* Restated to reflect a 20 percent common stock dividend, payable November 18, 1999 to stockholders of record November 1, 1999.

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY


                                                                                Accumulated
                                  Common Stock                                     Other
                            ------------------------                Retained   Comprehensive  Comprehensive
                               Shares      Amount       Surplus     Earnings      Income          Income         Total
                             ----------  -----------  -----------  -----------  -----------  --------------  -------------

Balance,
December 31, 1998             1,257,252  $ 6,286,260  $ 4,739,381  $ 4,275,249  $   160,048  $               $  15,460,938

Comprehensive income

  Net income for the
  nine months ended
  September 30, 1999                --           --           --     1,858,923          --        1,858,923      1,858,923

  Other comprehensive
  income, net of tax
    Unrealized gains (losses)
    on securities, net of
    reclassification adjustment
    (see disclosure)                --           --           --           --      (796,103)       (796,103)      (796,103)
                                                                                                  ----------
Comprehensive income                                                                             $ 1,062,820

20% Common Stock Dividend       251,290    1,256,450          --    (1,256,450)         --                              --

Cash dividend
  ($5.41 per share)                 --           --           --      (616,053)         --                        (616,053)


                             ----------  -----------  ------------  ----------  -----------                    ------------
Balance, September 30, 1999
(Unaudited)                   1,508,542  $ 7,542,710  $ 4,261,669  $ 4,261,669  $  (636,055)                   $ 15,907,705
                             ==========  ===========  ===========  ===========  ===========                    ============

                                                                                Accumulated
                                    Common Stock                                   Other
                              ----------------------                 Retained  Comprehensive  Comprehensive
                                 Shares     Amount      Surplus      Earnings      Income         Income           Total
                              ----------  ----------  -----------  ----------- ------------  ----------------  ------------

Balance,
December 31, 1997              1,209,085  $ 6,045,425 $ 3,764,000  $ 4,196,076 $    123,494  $                 $ 14,128,995

Comprehensive income

  Net income for the
  nine months ended
  September 30, 1998                  --           --         --     1,536,647           --         1,536,647     1,536,647

  Other comprehensive income,
  net of tax
   Unrealized gains (losses)
   on securities,  net of
   reclassification adjustment
      (see disclosure)                --           --         --            --      126,816           126,816       126,816
                                                                                                   ----------
Comprehensive income                                                                               $1,663,463
                                                                                                   ==========
4% Common stock dividend
at fair value                     48,167      240,835    975,381    (1,216,216)          --                              --

Cash dividend
  ($8.36 per share)                   --           --         --      (544,088)          --                        (544,088)


                              ----------  -----------  ----------  -----------  -----------                     -----------
Balance,
September 30, 1998
(Unaudited)                    1,257,252  $ 6,286,260  $4,739,381  $ 3,972,419  $   250,310                     $15,248,370
                              ==========  ===========  ==========  ===========  ===========                     ===========

                                                             For the nine months ended
                                                                    September 30,
                                                                 1999           1998
                                                              ----------     ----------


Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                                 $  (803,950)    $   127,558
Less: reclassification adjustment for
   gains (losses) included in net income                           7,847             742
                                                              -----------     -----------
Net unrealized gains (losses) on securities                  $  (796,103)    $   126,816
                                                              ===========     ===========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                           1999                        1998
                                                     -----------------           -------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net Income                                          $        1,858,923           $   1,536,647
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   250,500                 179,500
   Depreciation and amortization                               272,851                 281,242
   Amortization of investment securities, net                  (83,319)                (56,825)
   Investment security losses (gains)                          (12,519)                 (1,178)
   Gain on sale of building and land                          (301,862)                     --
   Decrease (increase) in interest receivable                 (125,853)                (80,855)
   Increase (decrease) in interest payable                      40,235                  46,254
     Other, net                                                (36,933)                 36,247
                                                      ----------------           -------------
  Net cash provided by operating activities                  1,862,023               1,941,032
                                                      ----------------           -------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                   17,000               1,022,000
Net (increase) decrease in loans, net of charge offs        (4,475,244)             (5,526,092)
Proceeds from sales of securities available for sale         1,165,057                   6,543
Proceeds from maturities of securities available for sale   38,515,000              25,298,171
Proceeds from maturities of securities held to maturity      2,380,000                 735,000
Principal collected on mortgage-backed securities            3,765,631               2,102,441
Purchases of securities available for sale                 (53,746,083)            (29,928,515)
Purchases of securities held to maturity                    (1,821,321)             (4,806,131)
Recoveries on loans previously charged-off                      19,129                  17,117
Purchases of premises and equipment                            (91,262)               (163,841)
Proceeds from sales of premises and equipment                  418,152                      --
                                                       ---------------           -------------
       Net cash used by investing activities               (13,853,941)            (11,243,307)
                                                       ---------------           -------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                         14,469,410               7,009,215
Dividends paid                                                (616,053)               (544,088)
Increase (decrease) in short term borrowings                 4,128,258               2,222,333
                                                       ---------------           -------------
       Net cash provided by financing activities    $       17,981,615          $    8,687,460
                                                       ---------------           -------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           5,989,697                (614,815)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       5,020,112               4,815,483
                                                      ----------------           -------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $       11,009,809          $    4,200,668
                                                      ================           =============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999 AND 1998



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

2. On October, 12 1999, the Board of directors of the corporation declared a 6 for 5 stock split in the effect of a 20 percent (20%) common stock dividend to stockholders of record on November 1, 1999, payable November 18, 1999. Accordingly, the corporation will issue 251,290 shares of common stock. All common share data has been restated to include the effect of the stock dividend.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1998 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

          The Holding Company reported net income of $566,517 for the three months ended September 30, 1999 as compared to $515,715 for the same period during 1998. The increase in earnings during the third quarter of 1999 over 1998 can be primarily attributed to increased net interest income, offset in part by the increase in operating expenses and the provision for loan losses and a decrease in noninterest income. Earnings per share were $.38 in the third quarter of 1999, an increase over the $.34 earned during the third quarter of 1998.
          Net income for the nine months ended September 30, 1999 was $1,858,923 compared to $1,536,647 for the same period during 1998. The increase in earnings for the nine months ended September 30, 1999 as compared to the same period in 1998 was primarily due to increased net interest income and noninterest income, offset in part by increased noninterest expenses and the provision for loan losses. Earnings per share were $1.23 for the nine months ended September 30, 1999, an increase of 21.3%, as compared to $1.02 earned during the same period during 1998.
          Net interest income increased $229,947 or 12.9%, for the three months ended September 30, 1999 as compared to the same period in 1998. Increases in the average volume of investment securities and loans, offset by the increase in the interest paid on time deposits primarily contributed to the increased net interest income during the three months ended September 30, 1999. During the nine month period ended September 30, 1999, the increase in net interest income was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the interest paid on the average volume of time deposits.
          The return on average assets (ROA) was 1.20% and 1.24% for the three month periods ended September 30, 1999 and 1998, respectively. The ROA was 1.37% for the nine month period ended September 30, 1999 and 1.26% for the same period in 1998. The Holding Company's return on average equity (ROE) was 13.82% for the three months ended September 30, 1999 and 13.80% at September 30, 1998. For the nine months ended September 30, 1999 compared to September 30, 1998, ROE was 15.61% and 14.15%, respectively.
          Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

9
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                      Three months ended        Nine months ended                 Years ended
                                       September 30,              September 30,                   December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                      1999         1998         1999         1998        1998         1997        1996
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income            $  3,456     $  3,148    $  9,793     $ 9,228    $  12,452    $  11,507      $10,067
   Total interest expense              1,441        1,363       4,103       3,966        5,324        4,745        3,925
   Net interest income                 2,015        1,785       5,690       5,262        7,128        6,762        6,142
   Provision for loan losses              98           77         250         179          256          131           71
   Total other income                    199          218         890         591          787          639          568
   Total other expenses                1,284        1,172       3,595       3,408        4,674        4,377        4,182
   Income before income taxes            832          754       2,735       2,266        2,985        2,893        2,457
   Net income                            567          516       1,859       1,537        2,033        1,931        1,644

PER SHARE DATA (1)
   Net income                       $   0.38     $   0.34    $   1.23    $   1.02    $    1.35    $    1.28      $  1.09
   Cash dividends declared              0.14         0.12        0.41        0.36         0.49         0.43         0.38
   Book value per share                10.55        10.11       10.55       10.11        10.25         9.37         8.39

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $106,451     $100,476    $104,944    $ 98,491    $  99,345    $  86,609     $ 74,469
   Investment securities              62,664       48,296      59,247      47,101       48,543       51,754       48,557
   Deposits - Interest Bearing       144,865      129,294     140,106     126,646      127,520      120,589      112,768
   Stockholders' equity               16,283       14,835      15,922      14,527       14,697       13,400       12,186
   Total Assets                      187,478      165,172     181,000     162,450      164,630      153,290      137,810

SELECTED RATIOS
   Return on average assets            1.20%        1.24%       1.37%       1.26%        1.23%        1.26%        1.19%
   Return on average equity           13.82%       13.80%      15.61%      14.15%       13.83%       14.41%       13.49%
   Average equity to average assets    8.69%        8.98%       8.80%       8.94%        8.93%        8.74%        8.84%
   Dividend payout ratio (1)          36.84%       35.29%      33.33%      35.29%       36.30%       33.59%       34.86%
   Loan to Deposit ratio              66.45%       69.83%      66.45%      69.83%       70.07%       69.59%       64.19%

BALANCE SHEET                          September 30,                   December 31,
                                   ---------------------    ---------------------------------
                                     1999       1998           1998        1997      1996
                                  ----------  ---------     ----------  ---------  ----------
   Investments                    $   63,304  $  52,296     $   54,735  $  45,444  $   50,440
   Loans                             107,812    100,594        103,555     95,374      80,417
   Other Assets                       19,432     13,749         13,105     15,325      13,689
                                  ----------  ---------     ----------  ---------  ----------
      Total Assets                $  190,548  $ 166,639     $  171,395  $ 156,143  $  144,546
                                  ==========  =========      =========  =========  = =========
   Deposits                       $  162,254  $ 144,054     $  147,785  $ 137,045  $  125,271
   Repurchase agreements              11,122      6,298          6,994      4,075       5,931
   Other Liabilities                   1,264      1,039          1,155        894         695
   Shareholders' Equity               15,908     15,248         15,461     14,129      12,649
                                  ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Shareholders' Equity        $  190,548  $ 166,639     $  171,395  $ 156,143  $  144,546
                                  ==========  =========     ==========  =========  ==========

(1) Adjusted for the 6 for 5 stock split in the effect of a twenty (20) percent common stock dividend, declared October 12, 1999 to shareholders of Record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998, a 3 for 2 stock split in the effect of a fifty (50) percent common stock to shareholders of record as of October 1, 1997, and a 4 percent common stock dividend to stockholders of record as of December 2, 1996.

------------------------------------------------------------------------------

10
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Earnings Analysis

Net Interest Income
-------------------
          The primary source of earnings for the Holding Company is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Tables Two and Three analyze the changes in net interest income for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively.
          Net interest income increased $229,947 or 12.9%, during the three month period ended September 30, 1999 as compared to 1998. The increase in net interest income resulted primarily from the increased interest earned on investment securities and on loans offset in part by the increased interest paid on time deposits. Interest and dividend income on investment securities increased $185,032, or 25.7% for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to the increase in the average volume of investments. Interest and fees on loans increased $118,469 or 5.1% during the three month period ended September 30, 1999 as compared to the same period in 1998 due to the increase in average loan volume. Interest expense increased $77,631, or 5.7%, during the three month period ended September 30, 1999, as compared to the same period in 1998 primarily due to the increase in the average volume of time deposits.
          For the nine months ended September 30, 1999, net interest income increased $428,285 or 8.1%, as compared to 1998. This increase was largely due to the increased interest earned on investment securities and on loans offset in part by the increased interest paid on time deposits. For the nine months ended September 30, 1999, interest and dividends on investment securities increased $389,141 or 18.2% as compared to the same period in 1998. Comparing the nine month period ended September 30, 1999 to the same period in 1998, interest and fees on loans increased $238,766 or 3.6% primarily due to the increase in the average loan volume. Interest expense for the nine months ended September 30, 1999 increased $136,907 or 3.5% primarily due to the increase in the average volume of time deposits.

Noninterest Income
-------------------
     Noninterest income was $199,073 for the three months ended September 30, 1999, a decrease of $19,086 or 8.7% as compared to the same period of the prior year and was primarily the result of a decrease in other operating income offset in part by an increase in service charge income. Other operating income decreased $19,819 or 23.3% primarily due to a decrease in other credit card income and a loss of lease income resulting from the sale of the building and land by the holding company. For the nine months ended September 30, 1999, noninterest income was $890,143, an increase of $298,795 or 50.5% as compared to the same period of the prior year. The increase in noninterest income resulted primarily from the gain on the sale of building and land by the holding company. Service charges increased $19,610 or 5.6%, as compared to the same period in 1998. Other operating income decreased $34,018 or 14.5%, during the nine months ended September 30, 1999 as compared to the same period in 1998 and was primarily due to a decrease in other credit card income, a loss of lease income resulting from the sale of the building by the holding company and the gain on sale of other real estate owned by a subsidiary bank in 1998. During the nine months ended September 30, 1999, the holding company accounted for securities gains of $11,526 and a securities loss of $662 and were attributable to sales of securities available for sale. A subsidiary bank accounted for securities gains of $11,109 and securities losses of $9,454 and were attributable to sales of securities available for sale.

Noninterest Expense
--------------------
     Noninterest expense increased $112,354 or 9.6% for the three months ended September 30, 1999 as compared to the same period of the prior year. Salary and employee benefits is the largest component of noninterest expense. During the quarter ended September 30, 1999, salary and employee benefits increased $35,384 or 5.8%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased
$82,407, or 22.6%, for the three month period ended September 30, 1999 as compared to the same period in the prior year. Increased service expense, other operating expense, advertising, and other taxes primarily contributed to the increase in other operating expenses during the three month period ended September 30,1999.
     Noninterest expense increased $187,580 or 5.5% for the nine months ended September 30, 1999 as compared to the same period of the prior year. Salary and employee benefits increased $72,648 or 4.0%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses increased $128,360 or 12.7%, for the nine month period ended September 30, 1999 as compared to the same period in the prior year. Increased service expense, other operating expense, other taxes, director fees, and advertising, offset in part by decreased stationery and supplies expense primarily contributed to the increase in other operating expenses in 1999.

11
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Average Balance Sheets and Interest Rate Analysis (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 1999 and September 30, 1998 and the year ended December 31, 1998.
Average balance sheet information as of September 30, 1999 and September 30, 1998 and the year ended December 31, 1998 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.
Average rates were annualized for the nine month periods ended September 30, 1999 and 1998.

                                               For the Nine                                                     For the Nine
                                               Months ended                                                     Months ended
                                            September 30, 1999                December 31, 1998             September 30, 1998
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------  -------
                                                                              (expressed in thousands)
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 45,105   $ 2,034    6.03%   $  38,387  $  2,399      6.25%   $ 38,911   $1,837     6.31%
 Obligations of states and
   political subdivisions                 11,693       385    4.40%       8,155       382      4.68%      7,256      258     4.75%
 Other securities                          2,449       105    5.73%       2,001       124      6.20%        934       40     5.73%
                                        --------   -------  -------    --------  --------    -------   --------   ------    ------
    Total Investment securities:          59,247     2,524    5.70%      48,543     2,905      5.98%     47,101    2,135     6.06%

Interest bearing deposits                  2,985       110    4.93%       2,607       138      5.29%      2,410       99     5.49%
Federal funds sold                         5,357       195    4.87%       6,085       330      5.42%      6,488      268     5.52%
Loans, net of unearned income            104,944     6,964    8.87%      99,345     9,078      9.14%     98,491    6,726     9.13%
                                        --------   -------  -------    --------  --------    -------   --------   ------    ------
 Total earning assets                    172,533     9,793    7.59%     156,580    12,451      7.95%    154,490    9,228     7.99%

Cash and due from banks                    4,553                          4,369                           4,327
Bank premises and equipment                3,036                          3,056                           3,027
Other assets                               2,023                          1,785                           1,776
Allowance for possible loan losses        (1,145)                        (1,160)                         (1,170)
                                        --------                       --------                        --------
 Total Assets                           $181,000                       $164,630                        $162,450
                                        ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 66,249   $ 2,617    5.28%    $ 60,277  $  3,356      5.57%   $ 59,808   $ 2,489     5.56%
Savings deposits                          48,041       984    2.74%      43,418     1,270      2.93%     43,202       962     2.98%
Interest bearing demand deposits          25,816       306    1.58%      23,825       471      1.98%     23,636       359     2.03%
Federal funds purchased and
   Repurchase agreements                   8,520       196    3.08%       6,600       227      3.44%      5,708       156     3.65%
                                        --------   -------   ------    --------  --------    -------   --------   -------   -------
 Total interest bearing liabilities      148,626     4,103    3.69%     134,120     5,324      3.97%    132,354     3,966     4.01%
Demand deposits                           15,161                         14,720                          14,509
Other liabilities                          1,291                          1,093                           1,060
                                        --------                       --------                        --------
 Total Liabilities                       165,078                        149,933                         147,923
STOCKHOLDERS' EQUITY                      15,922                         14,697                          14,527
                                        --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity            $181,000                       $164,630                        $162,450
                                        ========                       ========                        ========
 Net yield on earning assets                        $ 5,690   4.41%              $  7,127      4.55%              $ 5,262     4.55%
                                                    =======  ======              ========    =======              =======   =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined
Federal and State corporate income tax rate of 40% for the nine months ended September 30, 1999 and 1998, and the year ended December 31, 1998, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $  11,693    $   641   7.33%   $   8,155   $   637      7.81%   $  7,256   $   430    7.92%
    Loans                                104,944      7,064   9.00%      99,345     9,215      9.28%     98,491     6,827    9.27%
                                       =========    =======   =====   ==========  =======     ======   ========   =======   ======
 Total earning assets                  $ 172,533    $10,149   7.86%   $ 156,580   $12,843      8.20%   $154,490   $ 9,501    8.22%
                                       =========    =======   =====   =========   =======     ======   ========   =======   ======
 Taxable equivalent net yield on
 earning assets                                     $ 6,046   4.68%               $ 7,519      4.80%              $ 5,535    4.79%
                                                    =======   =====               =======     ======              =======    =====

--------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 1999 and September 30, 1998. Average balance sheet information as of September 30, 1999 and September 30, 1998 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.
Average rates were annualized for the three month periods ended September 30, 1999 and 1998.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                    September 30, 1999                         September 30, 1998
                                            ---------------------------------         --------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate              Volume     Interest     Rate
                                            ---------    --------    -------          ------------  --------   -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    49,193   $     747       6.02%         $     38,766  $    605     6.19%
   Obligations of states and
     political subdivisions                    11,222         121       4.28%                8,553       101     4.68%
   Other securities                             2,249          37       6.53%                  977        14     5.69%
                                           ----------    --------     -------          -----------   -------  -------
Total Investment Securities                    62,664         905       5.73%               48,296       720     5.91%
Interest bearing deposits                       3,889          47       4.79%                3,022        42     5.51%
Federal funds sold                              5,949          74       4.94%                5,295        75     5.62%
Loans, net of unearned income                 106,451       2,430       9.06%              100,476     2,311     9.13%
                                           ----------    --------     -------          -----------   -------  -------
   Total earning assets                       178,953       3,456       7.66%              157,089     3,148     7.95%

Cash and due from banks                         4,695                                        4,399
Bank premises and equipment                     2,931                                        3,002
Other assets                                    2,056                                        1,775
Allowance for possible loan losses             (1,157)                                      (1,093)
                                           ----------                                  -----------
   Total Assets                           $   187,478                                 $    165,172
                                           ==========                                   ==========
LIABILITIES
Certificates of deposit                   $    68,798   $     914       5.27%         $     60,808  $    856     5.58%
Savings deposits                               49,817         356       2.84%               44,052       336     3.03%
Interest bearing demand deposits               26,250          96       1.45%               24,434       124     2.01%
Federal funds purchased and
   Repurchase agreements                        9,093          75       3.27%                5,187        47     3.59%
                                           ----------    --------     -------          -----------   -------  -------
   Total interest bearing liabilities         153,958       1,441       3.71%              134,481     1,363     4.02%
Demand deposits                                15,857                                       14,745
Other liabilities                               1,380                                        1,111
                                           ----------                                  -----------
   Total Liabilities                          171,195                                      150,337
SHAREHOLDERS' EQUITY                           16,283                                       14,835
                                           ----------                                  -----------
   Total Liabilities
      and Shareholders' Equity            $   187,478                                 $    165,172
                                           ==========                                   ==========
Net yield on earning assets                             $   2,015       4.47%                       $  1,785     4.51%
                                                          =======     ======                         =======  =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September
30, 1999 and 1998, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                 $   11,222   $   202        7.13%      $     8,553  $    168     7.81%
     Loans                                    106,451     2,459        9.17%          100,476     2,347     9.27%
                                              =======    ======       ======       ==========    ======    ======
   Total earning assets                    $  178,953   $ 3,566        7.91%     $    157,089  $  3,251     8.21%
                                              =======    ======       ======       ==========    ======    ======
   Taxable equivalent net yield on
     earning assets                                     $ 2,125        4.71%                   $  1,888     4.77%
                                                         ======       ======                     ======    ======

13
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $8,568,867 or 15.7% from $54,735,400 at December 31, 1998, to $63,304,267 at September 30, 1999. Taxable securities comprised 82.2% of total securities at September 30, 1999, as compared to 78.3% at December 31, 1998. The corporation does not have any securities of issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10 percent of stockholders' equity as of September 30, 1999.
Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     As of September 30, 1999, the Holding Company had approximately 83% of the investment portfolio classified as available for sale, while 17% was classified as held to maturity. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115. As market rates of interest have declined since December 31, 1998, the carrying value of securities available for sale was decreased by $1,014,761 at September 30, 1999. At December 31, 1998, the carrying value of securities available for sale was increased by $253,924.
The market value of securities classified as held to maturity was below book value by $127,223 at September 30, 1999 and above book value by $74,498 at December 31, 1998.

Table Four
Investment Portfolio

The following table presents the book values of investment securities at September 30, 1999 and 1998 and at December 31, 1998:
(in thousands)  (Unaudited):

                                         September 30,    December 31,    September 30,
                                            1999             1998             1998
                                         -----------      -----------     ------------
  Securities held to maturity:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies         $    --          $    --           $     --
  Obligations of states
        and political subdivisions         10,787           11,350              8,850
                                          -------          -------           --------
            Total held to maturity        $10,787          $11,350           $  8,850
                                          -------          -------           --------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          44,699         $35,107            $ 35,429
  Obligations of states
        and political subdivisions            508             516                 519
  Corporate debt securities                   602             455                 209
  Mortgage-backed securities                5,644           6,503               6,517
  Equity Securities                         1,064             804                 772
                                          -------        --------            --------
            Total available for sale       52,517          43,385              43,446
                                          -------        --------            --------
            Total                         $63,304         $54,735            $ 52,296
                                          =======        ========            ========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 1999 and December 31, 1998 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                               September 30, 1999                                  December 31, 1998
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                $       --       -- %      $   4,745        5.16 %   $     --       -- %    $   5,775    6.01 %
  After One But
     Within Five Years                   --       --           21,807        6.05           --       --         18,815    5.92
  After Five But
     Within Ten Years                    --       --           18,147        6.71           --       --         10,517    6.23
  After Ten Years                        --       --               --          --           --       --             --      --
                                    -------     -----          ------      ------       ------     ----       --------   -----
                                         --       --           44,699        6.22           --       --         35,107    6.03

States & Political Subdivisions

  Within One Year                       920      6.22              --          --          950      7.71            --      --
  After One But
     Within Five Years                3,738      6.53              --          --        5,099      6.52            --      --
  After Five But
     Within Ten Years                 5,345      6.65             508        7.58        5,121      6.48           516    7.45
  After Ten Years                       784      6.47              --          --          180      6.06            --      --
                                    -------     -----          ------      ------       ------     -----      --------   -----
                                     10,787      6.56             508        7.58       11,350      6.59           516    7.45

Corporate Debt Securities

  Within One Year                       --        --              499        5.38           --        --           349    5.94
  After One But
     Within Five Years                  --        --              103        8.34           --        --           106    7.98
                                    -------     -----         -------      ------       ------     -----      --------   -----
                                        --        --              602        5.89           --        --           455    6.42

Mortgage-Backed Securities              --        --            5,644        6.50           --        --         6,503    6.35

Equity Securities                       --        --            1,064        5.25           --        --           804    5.30

                                    -------     -----         -------      ------       ------     -----      --------   -----
  Total                            $ 10,787      6.56 %     $  52,517        6.24 %    $11,350      6.59 %   $  43,385    6.09 %
                                    =======     =====         =======      ======       ======     =====      ========   =====



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans as of September 30, 1999 were $107,812,186 as compared to $103,555,319 as of December 31, 1998, an increase of 4.1%. The loan growth during 1999 can be attributed primarily to increases in residential real estate loans, commercial loans and installment loans which increased approximately $3,314,000, $1,632,000, and $302,000, respectively. Loan growth was funded principally through the increase in deposits.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-three percent (23%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 1998 to September 30, 1999 were a 2% increase in real estate residential loans, a 1% decrease in installment loans, and a 1% decrease in other loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Six
Loan Portfolio
(Unaudited)



Loans outstanding are as follows (in thousands) :

                                         September 30,          December 31,
                                 -------------------------       ----------
                                    1999            1998            1998

Real Estate - Residential
Real estate-construction       $        73     $       105     $        41
Real estate-farmland                    81             150             133
Real estate-residential             38,587          33,322          35,253
                                 ---------      ----------      ----------
                               $    38,741     $    33,577     $    35,427
                                 ---------      ----------      ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    27,711     $    26,777     $    25,866
Commercial & industrial             13,048          11,487          13,261
                                 ---------      ----------      ----------
                               $    40,759     $    38,264     $    39,127
                                 ---------      ----------      ----------

     Installment
Installment and other
   loans to individuals        $    25,024     $    25,081     $    24,722
                                 ---------      ----------      ----------

       Others
Nonrated industrial
   development obligations     $     2,948     $     3,658     $     3,563
Other loans                            439             117             819
                                 ---------      ----------      ----------
                               $     3,387     $     3,775     $     4,382
                                 ---------      ----------      ----------

Total                              107,911         100,697         103,658
Less unearned interest                  99             103             103
                                 ---------      ----------      ----------
                               $   107,812     $   100,594     $   103,555
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 1999 and December 31, 1998 (in thousands) (Unaudited):



                                            September 30, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      978     $    6,911      $    5,159
  Real Estate - construction            73             --              --
                                  --------      ---------       ---------
     Total                      $    1,051     $    6,911      $    5,159
                                  ========       ========        ========

                                                December 31, 1998
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      858     $    6,024      $    6,379
  Real Estate - construction            41             --              --
                                  --------      ---------       ---------
     Total                      $      899     $    6,024      $    6,379
                                  ========       ========        ========


The following table presents an analysis of fixed and variable rate loans as of September 30, 1999 and December 31, 1998 along with the contractual maturities of loans other than installment loans and residential mortgages
(in thousands) (Unaudited):



                                            September 30, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                    $      606     $    5,119      $    1,271
  Variable Rates                        445          1,792           3,888
                                  ---------      ---------       ---------
     Total                       $    1,051     $    6,911      $    5,159
                                   ========       ========        ========



                                               December 31, 1998
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                 -----------   ------------    ----------
  Fixed Rates                    $      626    $    4,922       $    2,266
  Variable Rates                        273         1,102            4,113
                                  ---------     ---------        ---------
     Total                       $      899    $    6,024       $    6,379
                                   ========      ========         ========

---------------------------------------------------------------------------

17
                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $810,000 at September 30, 1999 and $664,000 at December 31, 1998, an increase of 22.0%. Loans classified as non-accrual were $537,000 or .5% of total loans as of September 30, 1999, as compared to $396,000 or .4% of total loans at December 31, 1998. There were no loans classified as renegotiated as of September 30, 1999 and 1998, respectively. The loans past due 90 days or more increased $5,000 to $273,000 at September 30, 1999 from $268,000 at December 31, 1998. There was no other real estate owned at September 30, 1999 or December 31, 1998. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):



                                  September 30,        December 31,
                                 -----------------     ------------
                                  1999      1998          1998
Past Due 90 Days or More:
  Real Estate - residential    $     88  $    115    $          76
  Commercial                         32       117                4
  Installment                       153       124              188
                                 ------   -------     ------------
                               $    273  $    356    $         268
                                 ------   -------     ------------
Non-accrual:
  Real Estate - residential    $      2  $     16    $         106
  Commercial                        460       260              184
  Installment                        75        96              106
                                 ------   -------     ------------
                               $    537  $    372    $         396
                                 ------   -------     ------------

Other Real Estate              $     --  $     --    $          --
                                 ------   -------     ------------

Total non-performing assets    $    810   $   728    $         664
                                 ======    ======      ===========

Total non-performing assets
   to total loans and
   other real estate              0.75%      0.72%            0.64%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $30,200 and $23,800 for the periods ended September 30, 1999 and 1998, respectively.

As of September 30, 1999, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

18
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. Table Nine presents a summary of the Allowance for Possible Loan Losses. The provision for loan losses increased to $250,500 during the nine months ended September 30, 1999, from $179,500 during the same period of the prior year. The allowance for possible loan losses represented 1.1% of loans outstanding as of September 30, 1999 and December 31, 1998. Net loan charge-offs were $199,000 for the nine month period ended September 30, 1999. The net charge-offs were primarily consumer loans.
     The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                            September 30,         December 31,
                                         -------------------      ------------
                                          1999       1998           1998
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,123  $   1,218      $    1,218
Loans Charged Off:
  Real Estate - residential                   14         65              65
  Commercial                                  16        134             134
  Installment                                188        106             173
                                         --------   --------      ----------
                                             218        305             372
Recoveries:
  Real Estate - residential                   --          5               5
  Commercial                                  --         --              --
  Installment                                 19         12              16
                                         --------   --------      ----------
                                              19         17              21
Net Charge-offs                              199        288             351

Additions Charged to Operations              250        179             256
                                         --------   --------      ----------
Balance at end of period:              $   1,174  $   1,109      $    1,123
                                         ========    =======       =========
Average Loans Outstanding              $ 104,944  $  98,491      $   99,345
                                         ========    =======       =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                 .19%       .29%            .35%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.09%      1.10%           1.08%



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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1998, and the nine month period ended September 30, 1999 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                 September 30,                                              December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       1999               1998               1997                1996              1995                1994
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  238     35.9%   $  208     34.2%    $  202     34.6%    $  192    36.5%   $   215     39.9%   $216        43.1%
Commercial          490     37.8       490     37.8        622     38.0        619    39.1        618     36.5     420        34.7
Installment         426     23.2       374     23.8        343     23.6        298    21.6        265     20.0     260        19.3
Others               20      3.1        20      4.2         20      3.8         20     2.8         20      3.6      20         2.9
Unallocated          --       --        31       --         31       --         31      --         31       --      31           -
                  ------   -----     ------   -----       ----    -----       ----   -----       ----     ------   ----      ------
Total            $1,174    100.0%   $1,123    100.0%    $1,218    100.0%    $1,160   100.0%    $1,149    100.0%   $ 947      100.0%
                 ======    =====    ======    =====      =====    =====      ====    =====      =====    =====     ====      ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $162,254,229 at September 30, 1999 as compared to $147,784,819 at December 31, 1998, an increase of 9.8%. Deposit growth increased primarily in savings and time deposits. Savings and time deposits grew primarily as a result of consumers selecting higher yielding products and the special promotions of time deposits offered by the subsidiary banks.

Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                       September 30, 1999
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 5,527            $      2,837     $      3,155         $  3,669       $ 15,188

                                        December 31, 1998
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 2,906            $      1,173     $      2,077         $  4,102       $ 10,258

Repurchase Agreements
----------------------

          Repurchase agreements represent short-term borrowings, usually overnight to 30 days. Repurchase agreements were $11,122,282 at September 30, 1999, an increase of $4,128,258, as compared to December 31, 1998. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 8.0% during the first nine months of 1999 entirely from current earnings after quarterly dividends, and a decrease of 5.1% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.4% of total assets at September 30, 1999 as compared to 9.0% at December 31, 1998.

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

     The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.
------------------------------------------------------------------------------

21
                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------


          The following chart shows the regulatory capital levels for the company at September 30, 1999, September 30, 1998, and December 31, 1998:



                                           September 30,      Dec. 31
                                           --------------      -------
Ratio                       Minimum          1999    1998        1998
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%             8.4      8.9         8.7
  Risk Based Capital
    Tier 1 (core)             4%            13.8     13.9        13.9
    Tier 2 (total)            8%            14.8     14.9        15.0



Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $52,516,728 classified as available for sale at September 30, 1999. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise.
In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At September 30, 1999, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $4,451,200 and $1,020,000, respectively, without purchasing any additional capital stock from the FHLB. As of September 30, 1999 there were no borrowings outstanding pursuant to these agreements.

     At September 30, 1999 the Holding Company had outstanding loan commitments and unused lines of credit totaling $9,345,000. As of September 30, 1999, management placed a high probability for required funding within one year of approximately $5,904,000. Approximately $3,108,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

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

Other Matters - continued
--------------------------



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

  d.  Inapplicable



Item 5            Other Information
-----------------------------------

  Inapplicable


Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------

(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended September 30, 1999, are incorporated by reference in Part I:
                ------

(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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



Dated: November 5, 1999

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

EX-11.1
COMPUTATION OF PER SHARE EARNINGS

                                  EXHIBIT 11.1

             Statement Regarding Computation of Per Share Earnings

Computation of Earnings Per Share
---------------------------------

The following formula was used to calculate the earnings per share, Consolidated Statements of Income for the nine months ended September 30, 1999 and 1998, included in this report as Exhibit 13.3


Earnings Per Share

Net Income /
Weighted average shares of common stock outstanding for the period



                                 Nine months ended
                                   September 30,
                                 1999            1998
                               -------         -------
Weighted Average
Shares Outstanding              1,508,542      1,508,542

Net Income                      1,858,923      1,536,647

Per Share Amount                   1.23           1.02



No common stock equivalents exist.



EX-13.3
SUMMARIZED QUARTERLY FINANCIAL INFORMATION

                                 EXHIBIT 13.3

                  Summarized Quarterly Financial Information

--------------------------------------------------------------------------------
First West Virginia Bancorp, Inc.
Summarized Quarterly Financial Information
--------------------------------------------------------------------------------

   A summary of selected quarterly financial information follows:



          1999                         Quarter         Quarter         Quarter
                                    -------------    -------------  ------------
   Total interest income          $    3,117,090 $     3,220,452 $     3,455,711
   Total interest expense              1,321,239       1,340,768       1,440,894
   Net interest income                 1,795,851       1,879,684       2,014,817
   Provision for loan losses              76,500          76,500          97,500
   Investment Securities gain (loss)       9,153           3,312              54
   Total other income                    198,994         479,611         199,019
   Total other expenses                1,133,286       1,177,455       1,284,423
   Income before income taxes            794,212       1,108,652         831,967
   Net income                            548,216         744,190         566,517
   Net income per share (1)                  .36             .49             .38


                                        First          Second           Third          Fourth
          1998                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------   -------------
   Total interest income          $    3,017,292  $    3,062,636  $    3,148,133  $    3,224,052
   Total interest expense              1,276,939       1,325,792       1,363,263       1,357,847
   Net interest income                 1,740,353       1,736,844       1,784,870       1,866,205
   Provision for loan losses              46,500          56,500          76,500          76,500
   Investment Securities Gain             (1,608)             --           2,786              --
   Total other income                    191,504         183,293         215,373         195,010
   Total other expenses                1,109,594       1,125,921       1,172,069       1,266,218
   Income before income taxes            774,155         737,716         754,460         718,497
   Net income                            519,740         501,192         515,715         496,378
   Net income per share (1)                  .35             .33             .34             .33

                                        First          Second           Third          Fourth
          1997                         Quarter         Quarter         Quarter         Quarter
                                    -------------   -------------   -------------  -------------
   Total interest income              $2,698,339  $    2,845,165  $    2,954,722  $    3,008,583
   Total interest expense              1,087,969       1,161,352       1,224,185       1,270,941
   Net interest income                 1,610,370       1,683,813       1,730,537       1,737,642
   Provision for loan losses              25,500          36,000          34,500          34,500
   Investment Securities Gain (Loss)          --              --              --          (1,291)
   Total other income                    174,106         153,694         172,615         139,807
   Total other expenses                1,044,887       1,091,516       1,116,343       1,124,623
   Income before income taxes            714,089         709,991         752,309         717,035
   Net income                            476,607         474,485         502,677         476,799
   Net income per share (1)                  .32             .31             .33             .32

   (1) Adjusted for the 6 for 5 stock split in the effect of a twenty (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999; a 4 percent common stock dividend to stockholders of record as of October 1, 1998; the 3 for 2 stock split in the effect of a 50% stock dividend to stockholders of record as of October 1, 1997.


--------------------------------------------------------------------------------