Form 10-K
period 1999-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2000-03-28
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to              .
                                   --------------    ------------

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                        55-6051901
------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------
Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
-------------------          ------------------------------------------
Common Stock  $5.00 Par Value           American Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 10, 2000, was $15,997,353.75. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 10, 2000:

Common Stock, $5.00 Par Value 1,508,526 shares
----------------------------------------------

The total number of pages are 117 ; Exhibit Index is located on page 20

DOCUMENTS INCORPORATED BY REFERENCE


                                            Part of Form 10-K
                                            into which Document
Documents                                   is incorporated
---------                                   -----------------



Portions of the Annual
Report to Shareholders                      Part II, Items 5, 6, 7, and 8;
of First West Virginia                      Part III, Item 13;
Bancorp, Inc. for the                       Part IV, Item 14
year ended December 31, 1999.               -----------------------------


Portions of First West                      Part III, Items 10,
Virginia Bancorp, Inc.'s                    11, 12, and 13
Proxy statement for the
2000 Annual Meeting
of Shareholders.                            -----------------------------

                                 FORM 10-K INDEX
                                 ---------------

PART I


Item 1         Business                                              4 - 12

Item 2         Properties                                              13

Item 3         Legal Proceedings                                       14

Item 4         Submission of Matters to a Vote of
                 Security Holders                                      14

PART II


Item 5         Market for the Registrant's Common Stock and
                 Related Stockholder Matters                           14

Item 6         Selected Financial Data                                 15

Item 7         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            15

Item 7A        Quantitative and Qualitative Disclosures About
                 Market Risk                                           16

Item 8         Financial Statements and Supplementary Data             16

Item 9         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                16

PART III


Item 10        Directors and Executive Officers of
                 Registrant                                          16 -17

Item 11        Executive Compensation                                  18

Item 12        Security Ownership of Certain Beneficial
                 Owners and Management                                 18

Item 13        Certain Relationships and Related
                 Transactions                                          18

PART IV


Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                   18

               Signatures                                              19

               Exhibit Index                                           20

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

        At December 31, 1999, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, in Buckhannon, West Virginia. Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke and Marshall counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has two full-service Automated Teller Machines (ATM) located at West Liberty State College, Ohio county, West Liberty, West Virginia and at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A. - Bellaire now operates as a branch of Progressive Bank, N.A.
Progressive Bank, N.A. had total assets of $158,457,346 as of December 31, 1999. Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon operates a full service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 1999, Progressive Bank, N.A. - Buckhannon had total assets of $30,198,653.

        Total Holding Company assets as of December 31, 1999, which include the assets of its operating subsidiary banks, were $189,172,634. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,508,526 shares were issued and outstanding as of December 31, 1999 to 411 shareholders. Shareholders' equity at that date was $16,055,472.

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

-------------------------------------------

        The majority of the bank's lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania. The overall makeup of the region's economy continues to change from heavy industry to state-of-the-art manufacturing, information/service-based office operations, advanced technology/research and a growing tourism industry. This allows for diversification of the economy to one more balanced between goods producing firms and service producing companies. The Wheeling MSA has experienced growth in certain sectors of the economy such as the service industry, but at the same time has seen a decline in several of the traditional employment sectors such as mining and manufacturing. The increasing service industries provide short-term gains in terms of job creation, but may not guarantee long term wage increases or industrial diversification. Currently, health services appears to be the most important single industry in the region. Six of the regions top 25 employers are centered in this sector. State and local authorities along with the areas business development organizations have pooled their resources to identify and attract those business entities that are suited for our region. Although still early in the process, some success has already been noted. Continued and prolonged shifts in the local economic base will cause and create a realignment of our basic bank products and services. With the development of new technology, enhanced and expanded delivery mechanisms, we are confident that whatever the current trends, we will have the resources to remain competitive.
        Overall for the region and the state, unemployment has decreased, although not commensurate with the decline experienced in other areas of the country. The region continues to see a decline in population and number of households as well as an increase in the average age of its population. Given the historical experience of economic difficulties that have prevailed in this region, unemployment and growth have been less favorable than the national averages. As previously noted, several of these trends have begun to improve over the past several years; however, should unsatisfactory trends continue to persist, effects on the bank's loan demand, as well as the overall asset quality, could be adversely affected.

        Upshur County is located in the central section of West Virginia, approximately 150 miles from the bank's major area of concentration, and is not considered part of a Metropolitan area. The relocation, several years ago, of a Federal Agency to the central part of the state has had a positive impact on the expansion of jobs and the local economy. Both employment and the average household income in the area has begun to rise. Residential housing and the expansion of new business activity in and around the federal project has helped stabilize and encourage new growth and development. The overall employment base in this area continues to expand adding more diversity and perceived stability to overall economic trends. Per Capita income has historically been below both national and state levels. Service industries comprise the largest segment of employment in this region, with timber and state and local government making up the next two highest categories.

        First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 1999, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition
-----------

        Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks' business are highly competitive. The subsidiary banks encounter competition from other financial institutions and commercial banks. These entities, along with insurance companies, small loan companies, credit unions and the like compete with respect to their lending activities and also in attracting a variety of deposit related instruments.

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

        The Holding Company is also deemed an "affiliate" of its subsidiary banks under the Federal Reserve Act which imposes certain restrictions on loans between the Holding Company and its subsidiary banks, investments by the subsidiaries in the stock of the Holding Company, or the taking of stock of the Holding Company by the subsidiaries as collateral for loans to any borrower, or purchases by the subsidiaries of certain assets from the Holding Company, and the payment of dividends by the subsidiaries to the Holding Company.

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

        As of December 31, 1999, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.


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

        Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and Leverage Ratio of 5% or greater (provided

-------------------------------------------------------------------------


the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination);
(iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulations also permit the OCC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution's examination report, after written notice.

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


        On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO)to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.19 basis points on BIF-assessable deposits during 1999 and will be increased to approximately 2.10 basis points in year 2000. During 1999, there were no BIF assessments paid.



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

Employees
---------

         As of December 31, 1999, the Holding Company had 7 part-time employees. As of December 31, 1999, the subsidiary banks of the Holding Company had a total of 71 full-time employees and 13 part-time employees. No employees are union participants or subject to a collective bargaining agreement.



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



Acquisitions of or Affiliations With Other Banks or Bank Holding Companies
--------------------------------------------------------------------------

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

Statistical Information
-----------------------

        The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 1999, and such pages are incorporated herein by reference.
                                                                    Page
1. Distribution of Assets, Liabilities and Stockholders' equity; Interest Rates and Interest Differential

     a.      Average Balance Sheets                                  4

     b.      Analysis of Net Interest Earnings                       4

     c.      Rate Volume Analysis of Changes in
             Interest Income and Expense                             5
2.   Investment Portfolio

     a.   Book Value of Investments
             Book values of investment securities at
             December 31, 1999 and 1998 are as follows
             (in thousands):

                                              December 31,    December 31,
                                                 1999             1998
                                              ------------    ------------
             Securities held to maturity:
             Obligations of states
                and political subdivisions       $ 10,646         $ 11,350
                                                 --------         --------
             Total held to maturity              $ 10,646         $ 11,350
                                                 --------         --------
             Securities available for sale :
             U.S. Treasury securities and
                obligations of U.S. Government
                corporations and agencies        $ 40,700         $ 35,107
             Obligations of states
                and political subdivisions            507              516
             Corporate debt securities                102              455
             Mortgage-backed securities             7,049            6,503
             Equity Securities                      1,091              804
                                                 --------         --------
             Total available for sale              49,449           43,385
                                                 --------         --------
             Total                               $ 60,095         $ 54,735
                                                 ========         ========

     b.      Maturity Schedule of Investments                            7

     c.      Securities of Issuers Exceeding 10% of
                 Stockholders' Equity                                  N/A

             The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders' Equity.

-----------------------------------

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

Item 2            PROPERTIES
----------------------------

        The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 1999 as described below.

        Progressive Bank, N.A. presently owns the land and building at 1701 Warwood Avenue, Wheeling, West Virginia where the bank's Warwood offices are located. The two-story building has been totally renovated and has approximately 15,500 square feet in total area. The office has three drive-in facilities adjacent to the rear of the building and customer parking to the north side of the building. A lot on North Seventeenth Street, southwest of the building, is used for employee parking. A two-story home located at 1709 Warwood Avenue was purchased in 1985 for the purpose of providing rental income and additional employee parking. Progressive Bank, N.A. also owns a lot adjacent to the bank for future expansion.

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

        Progressive Bank, N.A. owns the building and land for the Bellaire branch office located at 426 34th Street, Bellaire, Ohio, including its drive-in facilities at the rear of the building. The bank office is housed in a one-story building, which includes office space in its basement for a total of 4,500 square feet of office area. The bank also owns a lot adjacent to the parking lot.

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

Item 3            Legal Proceedings
-----------------------------------

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


PART II


Item 5    Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

        As of December 31, 1999, the Holding Company had 411 shareholders of record who collectively held 1,508,526 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

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

        The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

                Period                           Stock Prices
             ------------                      ----------------
                                       Low                         High
                                     --------                   ---------
                 1999
             ------------
            * 4th Quarter            $  16.10                   $   18.00
            * 3rd Quarter            $  16.40                   $   17.80
            * 2nd Quarter            $  17.00                   $   18.40
            * 1st Quarter            $  18.40                   $   22.40

                 1998
             ------------
            * 4th Quarter            $  18.90                   $   23.10
            * 3rd Quarter            $  20.00                   $   23.90
            * 2nd Quarter            $  22.70                   $   24.80
            * 1st Quarter            $  19.20                   $   22.50



            * Market prices were restated to reflect a 20% common stock dividend, declared October 12, 1999.


Dividends

          The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 1999 were $.55 per share and $.49 per share for 1998.


The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 1999, 1998 and 1997. The values stated have been adjusted for the twenty percent common stock dividend to shareholders of record as of November 1, 1999; the four percent common stock dividend to shareholders of record as of October 1, 1998; and the fifty percent common stock dividend to shareholders of record on October 1, 1997.



                        DIVIDEND HISTORY OF HOLDING COMPANY
                        -----------------------------------
                                  (per share)

                                                             Ratio -
                                                            Dividends to
                           Dividend          Net Income      Net Income
                         ------------       ------------    ------------
1999                       .55                1.62                 33.9%
1998                       .49                1.35                 36.3%
1997                       .43                1.28                 33.6%




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


Item 6      Selected Financial Data
-----------------------------------

      Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13.1, is incorporated herein by
                           ------------
reference.



Item 7      Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
 Results of Operations
----------------------


      Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13.1, is incorporated herein by reference.
                           ------------

Item 7A      Quantitative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------------

     The information required by Item 7A is noted in part in Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on Page 14 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13.1, is incorporated herein by reference.
               ------------
      The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at December 31, 1999 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 4.0%, and given a 200 basis point decrease scenario net interest income would be increased by approximately .1%. Under both interest rate scenarios the subsidiary banks were within the established guideline.


Item 8      Financial Statements and Supplementary Data
-------------------------------------------------------

      The report of independent auditors and consolidated financial statements, included on pages 19 through 37 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13.1, are incorporated herein by
                                     ------------
reference.

Selected quarterly financial data included on page 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 1999, included in this report as Exhibit 13.1, is incorporated herein by
                                     ------------
reference.


Item 9      Changes In and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable

PART III
-----------------
Item 10      Directors and Executive Officers of Registrant
-----------------------------------------------------------


(a)      Directors of the Registrant
         ---------------------------

The information required by Item 10 of FORM 10-K related to Directors of the
                               -------
Registrant appears in the First West Virginia Bancorp, Inc.'s 2000
Proxy Statement dated March 15, 2000 for Annual Meeting of Stockholders to be held April 11, 2000, included in this report as Exhibit 99, is incorporated
                                                  -----------
herein by reference.

Executive Officers of the Registrant
------------------------------------

      The following table sets forth selected information about the principal officers of the Holding Company.

                                 TABLE


-----------------------------------------------------------------------------
     Name                 Age           All Positions with Holding Company
                                        and Subsidiaries
-----------------------------------------------------------------------------
  George F. Beneke         86            Emeritus Chairman of the Board of
                                         the Holding Company since 1998;
                                         Chairman of the Board of the Holding
                                         Company from 1979 to 1998; Director
                                         of the Holding Company since 1973;
                                         Director of Progressive Bank, N.A.
                                         since 1958
-----------------------------------------------------------------------------
  Laura G. Inman           58            Chairman of the Board of the Holding
                                         Company since 1998; Vice Chairman of
                                         the Board of the Holding Company
                                         1995- 1998; Senior Vice President
                                         of the Holding Company 1993- 1995;
                                         Senior Vice President of Progressive
                                         Bank, N.A. since 1993; Director of
                                         the Holding Company and Director of
                                         Progressive Bank, N.A. since 1993.
-----------------------------------------------------------------------------
  Ronald L. Solomon        60            Vice Chairman of the Board of the
                                         Holding Company since 1998;
                                         President and Chief Executive Officer
                                         of the Holding Company since 1978;
                                         Vice Chairman of the Board of
                                         Progressive Bank, N.A. since 1985;
                                         Chief Executive Officer and Director
                                         of Progressive Bank, N.A. since
                                         1978; Vice Chairman of the Board and
                                         Director of Progressive Bank, N.A. -
                                         Buckhannon since 1986
-----------------------------------------------------------------------------
  Charles K. Graham        54            Executive Vice President of the
                                         Holding Company since 1986; Vice
                                         President of the Holding Company
                                         1979-1986; President of Progressive
                                         Bank, N.A. since 1985; Executive Vice
                                         President of Progressive Bank, N.A.
                                         1979-1985; and Director of
                                         Progressive Bank, N.A.- Buckhannon
                                         since 1986
------------------------------------------------------------------------------
  Beverly A. Barker        46            Senior Vice President and Treasurer
                                         of the Holding Company since 1995;
                                         Senior Vice President, Secretary
                                         and Treasurer of the Holding Company
                                         1993-1995; Vice President, Secretary
                                         / Treasurer of the Holding Company
                                         1990-1993; Executive Vice
                                         President, Cashier of Progressive
                                         Bank, N.A. since 1995; Vice
                                         President, Cashier and Secretary of
                                         Progressive Bank, N.A. 1990-1995
-----------------------------------------------------------------------------
  Francie P. Reppy         39            Controller of the Holding Company
                                         since 1992; Controller of Progressive
                                         Bank, N.A. since 1992
------------------------------------------------------------------------------
  Connie R. Tenney         44            Vice President of the Holding Company
                                         since 1996; President, Chief
                                         Executive Officer, Cashier and
                                         Secretary of Progressive Bank, N.A.-
                                         Buckhannon since 1995; Director of
                                         Progressive Bank, N.A. -
                                         Buckhannon since 1990; Executive Vice
                                         President, Cashier and Secretary of
                                         Progressive Bank, N.A.-
                                         Buckhannon 1990-1995; Cashier and
                                         Secretary 1986-1990
------------------------------------------------------------------------------
  David E. Yaeger          44            Vice President of the Holding Company
                                         since 1996; Senior Vice President of
                                         Progressive Bank, N.A. since 1997;
                                         President and Chief Executive Officer
                                         of Progressive Bank, N.A.- Bellaire
                                         from 1994-1997
------------------------------------------------------------------------------

       With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11      Executive Compensation
---------------------------------------

        The information required by Item 11 of FORM 10-K related to Executive
                                    -------
Compensation appears in the First West Virginia Bancorp, Inc.'s 2000 Proxy Statement dated March 15, 2000 for Annual Meeting of Stockholders to be held April 11, 2000, included n this report as Exhibit 99, is incorporated herein
                                          ----------
by reference.


Item 12      Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------------

        The information required by Item 12 of FORM 10-K appears in the First
                                    -------
West Virginia Bancorp, Inc.'s 2000 Proxy Statement dated March 15, 2000 for Annual Meeting of Stockholders held April 11, 2000, included in this report as
Exhibit 99, is incorporated herein by reference.
----------


Item 13      Certain Relationships and Related Transactions
-------------------------------------------------------------

        The information required by Item 13 of FORM 10-K appears in the First
                                    -------
West Virginia Bancorp, Inc.'s 2000 Proxy Statement dated March 15, 2000 for Annual Meeting of Stockholders held April 11, 2000, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to
----------
Consolidated Financial Statements appearing at Pages 31 and 32 of the Annual Report to Shareholders for the year ended December 31, 1999, included in this report as Exhibit 13.1, and incorporated herein by reference.
          ------------


PART IV
--------
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8
----------------------------------------------------------------------------

(a)      Financial Statements Filed; Financial Statement Schedules
        -----------------------------------------------------------
        The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:
                                                                       -------

                                                             Exhibit 13.1
                                                              Page Number


Report of Certified Public Accountant..................................19

Consolidated Balance Sheet (December 31, 1999 and
    December 31, 1998).................................................20

Consolidated Statements of Income (Years ended
    December 31, 1999, 1998 and 1997)..................................21

Consolidated Statements of Changes in Stockholders'
    Equity (Years ended December 31, 1999,1998 and 1997)...............22

Consolidated Statements of Cash Flows (Years ended
    December 31, 1999, 1998 and 1997)..................................23

Notes to Consolidated Financial Statements (Years
    ended December 31, 1999, 1998 and 1997) ......................24 - 37

(b)      Reports on Form 8-K
         --------------------

        No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)      Exhibits
         --------
        The exhibits listed in the Exhibit Index on page 20 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             First West Virginia Bancorp, Inc.
                             ---------------------------------
                                    (Registrant)
                    By:  /s/
                             ----------------------------------------------
                             Ronald L. Solomon
                             Vice Chairman, President and Chief Executive
                             Officer/Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                               Title                     Date
   ------------                             -------                   ------
                                      Vice Chairman, President
/s/                                   Chief Executive Officer   March 14, 2000
-----------------------------------   and Director
     Ronald L. Solomon

/s/                                   Controller                March 14, 2000
-----------------------------------
     Francie P. Reppy


/s/                                   Director                  March 14, 2000
-----------------------------------
     George F. Beneke


/s/                                   Director                  March 14, 2000
----------------------------------
     Sylvan J. Dlesk


/s/                                   Director                  March 14, 2000
-----------------------------------
     Benjamin R. Honecker


/s/                                   Director                  March 14, 2000
-----------------------------------
     Laura G. Inman


/s/                                   Director                  March 14, 2000
-----------------------------------
     James C. Inman, Jr.


/s/                                   Director                  March 14, 2000
-----------------------------------
     R. Clark Morton


/s/                                   Director                  March 14, 2000
-----------------------------------
     Karl W. Neumann


/s/                                   Director                  March 14, 2000
-----------------------------------
     Thomas A. Noice


/s/                                   Director                  March 14, 2000
-----------------------------------
     William G. Petroplus

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
3.1 Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated December 28, 1999 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated December 28, 2000 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

10.3      Employment Contract dated December 28, 2000 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker. Filed herewith and incorporated herein by reference.

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

99        Proxy statement for the Annual Shareholders meeting to be held
          April 11, 2000
          Filed herewith and incorporated herein by reference.