Form 10-Q
period 2000-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2000-05-12
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934

    For the transition period from                to
                                    -------------     ------------

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

Registrant's telephone number, including area code: (304) 277-1100
                                                    --------------
                                     N/A
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of May 5,
2000:
Common Stock, $5.00 Par Value, shares outstanding    1,508,526 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

               First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                          March 31,      December 31,       March 31,
                                                            2000             1999             1999
                                                       --------------   --------------   --------------
                                                                         (Unaudited)
               ASSETS

Cash and due from banks                                $    4,440,502   $    5,335,861   $    4,200,013
Due from banks - interest bearing                           6,572,176        6,478,406        4,645,913
                                                       --------------   --------------   --------------
     Total cash and cash equivalents                       11,012,678       11,814,267        8,845,926
Federal funds sold                                          5,346,000        2,485,000        4,568,000
Investment securities
   Available for sale (at fair value)                      55,054,802       49,449,312       44,256,415
   Held to maturity  - fair value of
   $11,010,251 at March 31, 2000;
   $10,436,842 at December 31, 1999;
   and $11,831,436 at March 31, 1999                       11,218,657       10,646,112       11,763,945

Loans, net of unearned income                             111,918,593      110,488,432      103,847,602
Less allowance for possible loan losses                    (1,176,097)      (1,147,720)      (1,120,994)
                                                       --------------   --------------   --------------
                Net loans                                 110,742,496      109,340,712      102,726,608
Premises and equipment, net                                 2,788,177        2,841,337        3,139,932
Accrued income receivable                                   1,388,104        1,356,419        1,298,173
Other assets                                                1,465,776        1,239,475          847,113
                                                       --------------   --------------   --------------
               Total assets                            $  199,016,690   $  189,172,634   $  177,446,112
                                                       ==============   ==============   ==============
           LIABILITIES

Noninterest bearing deposits:

     Demand                                            $   14,659,076   $   14,780,305   $   14,200,622
Interest bearing deposits:
     Demand                                                25,797,049       23,961,233       28,075,369
     Savings                                               56,481,196       52,872,689       47,429,104
     Time                                                  70,777,857       69,943,705       63,813,478
                                                       --------------   --------------   --------------
               Total deposits                             167,715,178      161,557,932      153,518,573
                                                       --------------   --------------   --------------
Federal funds purchased and
  repurchase agreements                                    13,573,124       10,273,925        7,032,098
Accrued interest on deposits                                  540,611          499,352          488,139
Other liabilities                                             909,392          785,953          771,291
                                                       --------------   --------------   --------------
               Total liabilities                          182,738,305      173,117,162      161,810,101
                                                       --------------   --------------   --------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
  $5 par value 1,508,526 shares issued at
  March 31, 2000 and December 31, 1999;
  1,257,252 shares issued at March 31, 1999                 7,542,630        7,542,630        6,286,260
Surplus                                                     4,739,381        4,739,381        4,739,381
Retained Earnings                                           4,956,921        4,638,742        4,622,305
Accumulated other comprehensive income                       (960,547)        (865,281)         (11,935)
                                                       --------------   --------------   --------------
          Total stockholders' equity                       16,278,385       16,055,472       15,636,011
                                                       --------------   --------------   --------------
            Total liabilities and stockholders'
                 equity                                $  199,016,690   $  189,172,634   $  177,446,112
                                                       ==============   ==============   ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                                                 Three Months Ended
                                                                      March 31,
                                                                 2000           1999
                                                              ----------     ----------
                                                                     (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                                    $2,338,913     $2,206,071
   Tax-exempt                                                     51,679         49,359
Investment Securities:
   Taxable                                                       821,663        639,637
   Tax-exempt                                                    128,816        136,057
Dividends                                                         10,974          8,012
Other interest income                                             92,065         23,999
Interest on Federal Funds Sold                                    53,228         53,955
                                                              ----------     ----------
       Total interest income                                   3,497,338      3,117,090
INTEREST EXPENSE
Deposits                                                       1,476,417      1,263,261
Other borrowings                                                 116,150         57,978
                                                              ----------     ----------
       Total interest expense                                  1,592,567      1,321,239
                                                              ----------     ----------
       Net interest income                                     1,904,771      1,795,851
PROVISION FOR POSSIBLE LOAN LOSSES                                97,500         76,500
                                                              ----------     ----------
       Net interest income after provision
       for possible loan losses                                1,807,271      1,719,351
NONINTEREST INCOME
Service charges and other fees                                   113,090        116,128
Securities gains (losses)                                         23,443          9,153
Other operating income                                            94,093         82,866
                                                              ----------     ----------
       Total noninterest income                                  230,626        208,147
NONINTEREST EXPENSES
Salary and employee benefits                                     652,379        608,469
Net occupancy expense of premises                                207,287        188,149
Other operating expenses                                         367,745        336,668
                                                              ----------     ----------
       Total noninterest expense                               1,227,411      1,133,286
                                                              ----------     ----------
       Income before income taxes                                810,486        794,212
                                                              ----------     ----------
INCOME TAXES                                                     250,943        245,996
                                                              ----------     ----------
       Net income                                             $  559,543     $  548,216
                                                              ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,508,526      1,508,526
                                                              ==========     ==========
EARNINGS PER COMMON SHARE                                     $     0.37     $     0.36
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements

                               First West Virginia Bancorp Inc. and Subsidiaries
                 CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

<CAPTIOON>
                                                                                     Accumulated
                                Common Stock                                           Other
                         --------------------------                    Retained     Comprehensive   Comprehensive
                            Shares         Amount        Surplus       Earnings        Income          Income          Total
                         -----------    -----------    -----------    -----------    -----------     -----------    -----------

Balance,
December 31, 1999         1,508,526    $ 7,542,630    $ 4,739,381    $ 4,638,742    $  (865,281)    $              $16,055,472

Comprehensive income

  Net income for the
    three months ended
    March 31, 2000              --             --             --         559,543            --          559,543        559,543

  Other comprehensive
  income, net of tax
   Unrealized gains
   (losses) on
   securities, net of
   reclassification
   adjustment
      (see disclosure)          --             --             --             --         (95,266)        (95,266)       (95,266)
                                                                                                    -----------
Comprehensive income                                                                                $   464,277
                                                                                                    ===========

Cash dividend
  ($.16 per share)              --             --             --        (241,364)           --                        (241,364)


                        ------------   -----------    -----------    -----------    -----------                    -----------
Balance,
 March 31, 2000
 (Unaudited)               1,508,526   $ 7,542,630    $ 4,739,381    $ 4,956,921    $  (960,547)                   $16,278,385
                        ============   ===========    ===========    ===========    ===========                    ===========






                                                                                    Accumulated
                                Common Stock                                           Other
                         --------------------------                     Retained   Comprehensive   Comprehensive
                            Shares        Amount         Surplus        Earnings       Income          Income          Total
                         ------------   -----------    -----------    -----------    -----------     -----------    -----------

Balance,
 December 31, 1998         1,257,252    $ 6,286,260    $ 4,739,381    $ 4,275,249    $   160,048    $               $15,460,938

Comprehensive income

  Net income for the
    three months ended
    March 31, 1999               --             --             --         548,216            --          548,216        548,216

  Other comprehensive
  income, net of tax
   Unrealized gains
   (losses) on
   securities, net of
   reclassification
   adjustment
      (see disclosure)           --             --             --             --        (171,983)       (171,983)      (171,983)
                                                                                                     -----------
Comprehensive income                                                                                 $   376,233
                                                                                                     ===========

Cash dividend
  ($.13 per share)               --             --             --        (201,160)           --                        (201,160)


                         -----------    -----------    -----------    -----------    -----------                    -----------
Balance,
March 31, 1999
(Unaudited)                1,257,252    $ 6,286,260    $ 4,739,381    $ 4,622,305    $  (11,935)                    $15,636,011
                         ===========    ===========    ===========    ===========    ===========                    ===========


                                                             For the three months ended
                                                                      March 31,
                                                                 2000           1999
                                                              ----------     ----------
Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                                 $   (80,572)    $ (166,214)
Less: reclassification adjustment for
   gains (losses) included in net income                          14,694          5,769
                                                              -----------     ----------
Net unrealized gains (losses) on securities                  $   (95,266)    $ (171,983)
                                                              ===========     ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                             Three Months Ended March 31,
                                                             2000                    1999
                                                        --------------          --------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net Income                                              $      559,543          $      548,216
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    97,500                  76,500
   Depreciation and amortization                                84,355                  94,416
   Amortization of investment securities, net                  (53,958)                (24,733)
   Investment security losses (gains)                          (23,443)                 (9,153)
   Decrease (increase) in interest receivable                  (31,685)                (55,567)
   Increase (decrease) in interest payable                      41,259                  16,042
     Other, net                                                (46,141)                  9,678
                                                        --------------          --------------
  Net cash provided by operating activities                    627,430                 655,399
                                                        --------------          --------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold               (2,861,000)               (476,000)
Net (increase) decrease in loans, net of charge offs        (1,518,700)               (374,284)
Proceeds from sales of securities available for sale           877,703                 102,696
Proceeds from maturities of securities available for sale    2,500,000               9,750,000
Proceeds from maturities of securities held to maturity        105,000                 505,000
Principal collected on mortgage-backed securities              907,115               1,286,438
Purchases of securities available for sale                  (9,963,455)            (12,247,673)
Purchases of securities held to maturity                      (678,984)               (920,396)
Recoveries on loans previously charged-off                      19,416                   3,584
Purchases of premises and equipment                            (31,195)                (29,618)
                                                        --------------          --------------
       Net cash used by investing activities               (10,644,100)             (2,400,253)
                                                        --------------          --------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                          6,157,246               5,733,754
Dividends paid                                                (241,364)               (201,160)
Increase (decrease) in short term borrowings                 3,299,199                  38,074
                                                        --------------          --------------
       Net cash provided by financing activities        $    9,215,081          $    5,570,668
                                                        --------------          --------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (801,589)              3,825,814
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      11,814,267               5,020,112
                                                        --------------          --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $   11,012,678          $    8,845,926
                                                        ==============          ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 AND 1999



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 1999, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Certain prior year amounts have been reclassified to conform to the 2000 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has two wholly-owned subsidiaries:
Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1999 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $559,543 for the three months ended March 31, 2000 as compared to $548,216 for the same period during 1999. The 2.1% increase in earnings during the first quarter of 2000 over 1999 can be primarily attributed to increased net interest income and noninterest income, partially offset by increased operating expenses and the provision for loan losses. Earnings per common share were $.37 in 2000 compared to $.36 in 1999.


Operational earnings improved with net interest income increasing $108,920 or 6.1%, to $1,904,771 during the three months ended March 31, 2000 as compared to the same period in 1999. The increase primarily results from an increase in the investment securities portfolio and the growth in the loan portfolio.

The return on average assets (ROA), which measures the effectiveness of asset utilization to produce net income, was 1.16% and 1.28% at March 31, 2000 and 1999, respectively. The return on average equity (ROE), which measures the return on the stockholders' investment, was 13.22% and 14.36% at March 31, 2000 and 1999, respectively.

The Holding Company as of March 31, 2000 had total assets of $199,016,690 an increase of 5.2% over the $189,172,634 reported for the year ended December 31, 1999. Loans net of reserves increased during the first quarter of 2000 by $1,401,784 to $110,742,496, as compared to $109,340,712 reported at December
31, 1999.  Total deposits increased in 2000 by $6,157,246, from $161,557,932 at December 31, 1999 to $167,715,178 at March 31, 2000, primarily due to the increase in interest bearing demand and savings deposits.

The allowance for loan losses amounted to $1,176,097 at March 31, 2000 or 1.1% of total loans, compared to $1,147,720 or 1.0% of total loans at December 31, 1999. Non-performing assets were $674,000 at March 31, 2000, as compared to $892,000 at December 31, 1999.

The Board of Directors declared and paid cash dividends of $.16 per share during the first quarter of 2000 as compared to $.13 during the same period in 1999.

Table One is a five-year summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
-----------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, figures in thousands, except per share data)

                                               First West Virginia Bancorp, Inc.

                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ---------------------             ---------------------------------------------
                                        1999         1998                 1999       1998         1997         1996
                                     ---------     -------             --------    --------     --------     -------
SUMMARY OF OPERATIONS
   Total interest income             $   3,497     $ 3,117             $ 13,207    $ 12,452     $ 11,507     $10,067
   Total interest expense                1,592       1,321                5,602       5,324        4,745       3,925
   Net interest income                   1,905       1,796                7,605       7,128        6,762       6,142
   Provision for loan losses                98          77                  348         256          131          71
   Total other income                      231         208                1,073         787          639         568
   Total other expenses                  1,227       1,133                4,740       4,674        4,377       4,182
   Income before income taxes              811         794                3,590       2,985        2,893       2,457
   Net income                              560         548                2,450       2,033        1,931       1,644

PER SHARE DATA (1)
   Net income                        $     .37     $   .36             $   1.62    $   1.35     $   1.28     $  1.09
   Cash dividends declared                 .16         .13                  .55         .49          .43         .38
   Book value per share                  10.79       10.37                10.64       10.25         9.37        8.39

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $ 110,764     $103,747            $105,775    $  99,345    $ 86,609    $ 74,469
   Investment securities                65,028       55,154              60,405       48,543      51,754      48,557
   Deposits - Interest Bearing         149,348      134,740             141,768      127,520     120,589     112,768
   Stockholders' equity                 17,031       15,474              16,087       14,697      13,400      12,186
   Total Assets                        194,556      173,993             183,436      164,630     153,290     137,810

BALANCE SHEET
   Investments                       $  66,273     $ 56,020            $ 60,095   $   54,735    $ 45,444    $ 50,440
   Loans                               111,919      103,848             110,489      103,555      95,374      80,417
   Other Assets                         20,825       17,578              18,589       13,105      15,325      13,689
                                     ---------     --------            --------    ---------    --------    --------
      Total Assets                   $ 199,017     $177,446            $189,173   $  171,395    $156,143    $144,546
                                     =========     ========            ========    =========    ========    ========
   Deposits                          $ 167,715     $153,519            $161,558   $  147,785    $137,045    $125,271
   Federal funds purchased and
     Repurchase Agreements              13,573        7,032              10,274        6,994       4,075       5,931
   Other Liabilities                     1,450        1,259               1,285        1,155         894         695
   Shareholders' Equity                 16,279       15,636              16,056       15,461      14,129      12,649
                                     ---------     --------            --------   ----------    --------    --------
      Total Liabilities and
      Shareholders' Equity           $ 199,017     $177,446            $189,173   $  171,395    $156,143    $144,546
                                     =========     ========            ========    =========    ========    ========
SELECTED RATIOS
   Return on average assets              1.16%        1.28%               1.34%        1.23%       1.26%       1.19%
   Return on average equity             13.22%       14.36%              15.23%       13.83%      14.41%      13.49%
   Average equity to average assets      8.75%        8.89%               8.77%        8.93%       8.74%       8.84%
   Dividend payout ratio (1)            43.24%       36.11%              33.95%       36.30%      33.59%      34.86%
   Loan to Deposit ratio                66.73%       67.65%              68.39%       70.07%      69.59%      64.19%

(1) Adjusted for 6 for 5 stock split in the effect of a twenty (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998, a 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend to shareholders of record as of October 1, 1997, a 4 percent common stock dividend to stockholders of record as of December 2, 1996.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
---------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2000 and 1999.

Net interest income was $1,904,771 for the three months ended March 31, 2000, an increase of $108,920 or 6.1%, from the same period in 1999. The increase in net interest income during the first quarter of 2000 compared to the same period in 1999 was primarily attributable to the increase in investment securities and the growth in the loan portfolio offset in part by the increase in the average rates paid on savings deposits and federal funds purchased and repurchase agreements.

Interest income on investment securities increased $177,747 or 22.7% during the three months ended March 31, 2000 over 1999. The increase in the average volume of investment securities primarily contributed to the increase in net interest income during the first quarter of 2000. The average volume of investment securities increased $9,874,000 since March 31, 1999. The average yield on investment securities increased .21%, from 5.73% at December 31, 1999 to 5.94% at March 31, 2000.

Interest and fees on loans increased $135,162 or 6.0% for the three month period ended March 31, 2000 as compared the same period in 1999. The increased interest income on loans and lease financing resulted primarily from increase in the average loan volume which was partially offset by a decrease in average rates earned. Increases in real estate residential loans and commercial loans primarily contributed to the loan growth. The average yield on loans decreased from 8.80% at December 31, 1999 to 8.68% at March 31, 2000.

During the three months ended March 31, 2000, interest expense increased $271,328 or 20.5% as compared to the same period in 1999. Interest expense increased as a result of the increase in the average interest rates paid on
interest bearing liabilities combined with the growth in deposits.   Average
volume increases of interest bearing liabilities during the first quarter of 2000 were primarily the result of the growth in time deposits and savings deposits and in repurchase agreements. The average yield paid on interest bearing liabilities increased .26%, from 3.72% at December 31, 1999 to 3.98% at March 31, 2000. The increase in the average yield on interest bearing liabilities during the first quarter of 2000 was primarily the result of an increase in the interest rates paid on savings deposits and repurchase agreements.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 4.37% at March 31, 2000, as compared to 4.61% at December 31, 1999 and 4.70% at March 31, 1999.

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Noninterest Income

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges decreased $3,038 during the three months ended March 31, 2000, down 2.6%, from the same period in 1999.

Sales of investment securities for the three month periods ended March 31, 2000 and 1999 were primarily the result of sales by the Holding Company.
The Holding Company accounted for securities gains of $37,940 and securities losses of $14,508 during the period ended March 31, 2000 and securities gains of $9,813 and securities losses of $660 during the period ended March 31, 1999 and those sales were attributable to sales of marketable equity securities.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers' checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the first quarter of 2000, other operating income was $94,093, an increase of $11,227 or 13.5% compared to the same period in 1999.

Non-Interest Expense

Salary and employee benefits are the largest component of noninterest expense. Salary and employee benefits increased $43,910 or 7.2% during the three months ended March 31, 2000 over the same period in 1999. The increase in salary and employee benefits in 2000 was primarily due to the normal annual merit adjustments.

The major components of other operating expenses include: stationery and supplies, directors' fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $31,077 or 9.2% for the three months ended March 31, 2000 over 1999. The increase in other operating expenses during the first quarter of 2000 was primarily due to the increase in advertising, service expense, regulatory assessment and deposit insurance, postage and transportation expense.

Income Taxes

Income tax expense for the period ended March 31, 2000 was $250,943, an increase of 2.0% over the same period in 1999. The increase was primarily due to the increase in pre-taxable income of $16,274 for the period ended March 31, 2000 over 1999. Components of the income tax expense for March 31, 2000 were $208,577 for federal taxes and $42,366 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $180,495 and $185,416 for the three month periods ended March 31, 2000 and 1999, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2000 and 1999 and for the year ended December 31, 1999.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2000 and March 31, 1999 and the year ended December 31, 1999. Average balance sheet information as of March 31, 2000 and March 31, 1999 and the year ended December 31, 1999 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 2000 and 1999.

                                               For the three                                                    For the three
                                               months ended                                                     months ended
                                              March 31, 2000                   December 31, 1999               March 31, 1999
                                        -----------------------------  -------------------------------  ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 50,248    $  780    6.24%    $ 46,283   $ 2,799      6.05%   $ 40,029   $  605     6.13%
 Obligations of states and
   political subdivisions                 11,576       129    4.48%      11,546       507      4.39%     12,292      136     4.49%
 Other securities                          3,204        52    6.53%       2,576       156      6.06%      2,833       43     6.16%
                                        --------    ------    -----    --------   -------      -----   --------   ------     -----
    Total Investment securities:          65,028       961    5.94%      60,405     3,462      5.73%     55,154      784     5.76%
Interest bearing deposits                  6,538        92    5.66%       3,861       195      5.05%      2,034       24     4.79%
Federal funds sold                         3,785        53    5.63%       4,923       244      4.96%      4,621       54     4.74%
Loans, net of unearned income            110,764     2,391    8.68%     105,775     9,306      8.80%    103,747    2,255     8.81%
                                        --------    ------    -----    --------   -------      -----   --------   ------     -----
 Total earning assets                    186,115     3,497    7.56%     174,964    13,207      7.55%    165,556    3,117     7.64%
Cash and due from banks                    4,674                          4,628                           4,408
Bank premises and equipment                2,814                          2,994                           3,171
Other assets                               2,135                          2,005                           1,993
Allowance for possible loan losses        (1,182)                        (1,155)                         (1,135)
                                        --------                       --------                        --------
 Total Assets                           $194,556                       $183,436                        $173,993
                                        ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 70,487    $  933    5.32%    $ 67,309   $ 3,535      5.25%   $ 63,686   $   853    5.43%
Savings deposits                          54,156       451    3.35%      48,752     1,368      2.81%     45,969       302    2.66%
Interest bearing demand deposits          24,705        93    1.51%      25,707       406      1.58%     25,085       108    1.75%
Federal funds purchased and
   Repurchase agreements                  11,812       116    3.95%       9,012       293      3.25%      8,157        58    2.88%
                                        --------    ------    -----    --------   -------      -----   --------   ------     -----
 Total interest bearing liabilities      161,160     1,593    3.98%     150,780     5,602      3.72%    142,897     1,321    3.75%
Demand deposits                           14,958                         15,241                          14,442
Other liabilities                          1,407                          1,328                           1,180
                                        --------                       --------                        --------
 Total Liabilities                       177,525                        167,349                         158,519
STOCKHOLDERS' EQUITY                      17,031                         16,087                          15,474
                                        --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity            $194,556                       $183,436                        $173,993
                                        ========                       ========                        ========
 Net yield on earning assets                        $1,904    4.11%               $ 7,605      4.35%              $ 1,796    4.40%
                                                    ======    =====               =======      =====              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2000 and 1999, and the year ended December 31, 1999, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities               $ 11,576    $   215   7.47%    $ 11,546   $   845      7.32%   $ 12,292   $  227     7.48%
    Loans                                110,764      2,425   8.81%     105,775     9,434      8.92%    103,747    2,288     8.95%
                                        ========    ======    =====    ========   =======      =====   ========   ======     =====
 Total earning assets                   $186,115    $ 3,617   7.82%    $174,964   $13,673      7.81%   $165,556   $3,241     7.94%
                                        ========    =======   =====    ========   =======      =====   ========   ======.    =====
 Taxable equivalent net yield on
 earning assets                                     $ 2,024   4.37%               $ 8,071      4.61%              $1,920     4.70%
                                                    =======   =====               =======      =====              =======    =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $6,178,035 or 10.3% from $60,095,424 at December 31, 1999, to $66,273,459 at March 31, 2000. Taxable securities comprised 82.3% of total securities at March 31, 2000, as compared to 81.4% at December 31, 1999. Other than the normal risks inherent in purchasing
U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     Available for sale securities, at market value increased $5,605,490 or 11.3% from December 31, 1999, and represented 83% of the investment portfolio at March 31, 2000. The increase was primarily due to the purchase of U.S. Government agency securities. The held to maturity securities increased $572,545 or 5.4% from December 31, 1999 and represented 17% of the investment portfolio as of March 31, 2000. The increase was primarily the result of purchases of tax exempt municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,532,455 and $1,380,468 at March 31, 2000 and December 31, 1999, respectively. The market value of securities classified as held to maturity was below book value by $208,406 and $209,270 at March 31, 2000 and December 31, 1999, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                       March 31,   December 31,    March 31,
                                         2000          1999           1999
                                       --------      --------      --------
  Securities held to maturity:
  Obligations of states
      and political subdivisions       $ 11,218      $ 10,646      $ 11,764
                                       --------      --------      --------
          Total held to maturity       $ 11,218      $ 10,646      $ 11,764
                                       --------      --------      --------

  Securities available for sale:
  U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies          45,547      $ 40,700     $ 36,935
  Obligations of states
      and political subdivisions            506           507          516
  Corporate debt securities                 598           102          697
  Mortgage-backed securities              7,301         7,049        5,211
  Equity Securities                       1,103         1,091          897
                                       --------      --------      -------
          Total available for sale       55,055        49,449       44,256
                                       --------      --------      -------
          Total                        $ 66,273      $ 60,095      $ 56,020
                                       ========      ========      ========

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 2000 and December 31, 1999 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 2000                                  December 31, 1999
                                   -----------------------------------------------     ----------------------------------------
                                       Securities                 Securities              Securities              Securities
                                    Held to Maturity           Available for Sale       Held to Maturity       Available for Sale
                                   ------------------         --------------------     ------------------      ----------------
                                    Amount      Yield          Amount        Yield      Amount      Yield       Amount    Yield
                                   --------      ----         --------        ----     --------      ----      --------    ----
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                  $     --        -- %       $ 10,676        5.56 %   $     --        -- %    $  4,504    5.25 %
  After One But
     Within Five Years                   --        --           18,320        6.30           --        --        18,750    6.16
  After Five But
     Within Ten Years                    --        --           16,551        6.80           --        --        17,446    6.78
                                   --------      ----         --------        ----     --------      ----      --------    ----
                                         --        --           45,547        6.31           --        --        40,700    6.33

States & Political Subdivisions

  Within One Year                     1,020      6.04               --          --        1,020      6.40            --      --
  After One But
     Within Five Years                3,525      6.24               --          --        3,626      6.67            --      --
  After Five But
     Within Ten Years                 6,140      6.42              506        7.26        5,467      6.64           507    7.59
  After Ten Years                       533      6.45               --          --          533      6.81            --      --
                                   --------      ----         --------        ----     --------      ----      --------    ----
                                     11,218      6.33              506        7.26       10,646      6.64           507    7.59

Corporate Debt Securities

  Within One Year                        --        --              598        5.95           --        --            --      --
  After One But
     Within Five Years                   --        --               --          --           --        --           102    8.42
                                   --------      ----         --------        ----     --------      ----      --------    ----
                                         --        --              598        5.95           --        --           102    8.42

Mortgage-Backed Securities               --        --            7,301        6.65           --        --         7,049    6.44

Equity Securities                        --        --            1,103        5.35           --        --         1,091    5.29
                                   --------      ----         --------        ----     --------      ----      --------    ----
  Total                            $ 11,218      6.33 %       $ 55,055        6.34 %   $ 10,646      6.64 %    $ 49,449    6.34 %
                                   ========      ====         ========        ====     ========      ====      ========    ====

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans net of unearned income increased $1,430,161 or 1.3% from December 31, 1999. The loan growth during the first quarter of 2000 can be attributed primarily to the increases in other loans, residential real estate loans, and commercial loans, offset in part by the decrease in installment loans.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise twenty-one percent (21%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The only change in the composition of the loan portfolio from December 31, 1999 to March 31, 2000 was a 1% increase in other loans and a 1% decrease in installment loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                         March 31,            December 31,
                               --------------------------      ----------
                                    2000           1999          1999

Real Estate - Residential
Real estate-construction       $       136     $      122      $      73
Real estate-farmland                    78            110             79
Real estate-residential             40,467         36,092         39,898
                                 ---------      ---------      ---------
                                 $  40,681      $  36,324      $  40,050
                                 ---------      ---------      ---------

     Commercial
Real estate-secured by
   nonfarm, nonresidential       $  29,701      $  25,194      $  29,218
Commercial & industrial             13,622         13,886         13,542
                                 ---------      ---------      ---------
                                 $  43,323      $  39,080      $  42,760
                                 ---------      ---------      ---------

     Installment
Installment and other
   loans to individuals          $  23,885      $  25,063      $  24,513
                                 ---------      ---------      ---------

       Others
Nonrated industrial
   development obligations       $   3,804      $   3,444      $   2,867
Other loans                            317             39            396
                                 ---------      ---------      ---------
                                 $   4,121      $   3,483      $   3,263
                                 ---------      ---------      ---------

Total                              112,010        103,950        110,586
Less unearned interest                  91            102             97
                                 ---------      ---------      ---------
                                 $ 111,919      $ 103,848      $ 110,489
                                 =========      =========      =========

                     First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                   Results of Holding Company Operations
--------------------------------------------------------------------------
Table Six
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 2000 and December 31, 1999 (in thousands) (Unaudited):

                                                 March 31, 2000
                                   ---------------------------------------
                                                 After one
                                   In one        Year Through   After
                                   Year or Less  Five Years     Five Years
                                   ------------  ------------   ----------
  Commercial                         $    647      $  6,904      $  6,071
  Real Estate - construction              136            --            --
                                     --------      --------      --------
     Total                           $    783      $  6,904      $  6,071
                                     ========      ========      ========
                                                December 31, 1999
                                   ---------------------------------------
                                                 After one
                                   In one        Year Through   After
                                   Year or Less  Five Years     Five Years
                                   ------------  ------------   ----------
  Commercial                         $    712      $  7,564      $  5,266
  Real Estate - construction               73            --            --
                                     --------      --------      --------
     Total                           $    785      $  7,564      $  5,266
                                     ========      ========      ========

The following table presents an analysis of fixed and variable rate loans as of March 31, 2000 and December 31, 1999 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                March 31, 2000
                                   ---------------------------------------
                                                 After one
                                   In one        Year Through   After
                                   Year or Less  Five Years     Five Years
                                   ------------  ------------   ----------
  Fixed Rates                        $    608      $  5,097      $    848
  Variable Rates                          175         1,807         5,223
                                     --------      --------      --------
     Total                           $    783      $  6,904      $  6,071
                                     ========      ========      ========

                                               December 31, 1999
                                   ---------------------------------------
                                                 After one
                                   In one        Year Through   After
                                   Year or Less  Five Years     Five Years
                                   ------------  ------------   ----------
  Fixed Rates                        $    586      $  5,564      $  1,150
  Variable Rates                          199         2,000         4,116
                                     --------      --------      --------
     Total                           $    785      $  7,564      $  5,266
                                     ========      ========      ========

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $674,000 at March 31, 2000 and $892,000 at December 31, 1999. Loans classified as non-accrual were $514,000 or .5% of total loans as of March 31, 2000, as compared to $573,000 or .5% of total loans at December 31, 1999. There were no loans classified as renegotiated as of March 31, 2000 and December 31, 1999. The loans past due 90 days or more decreased $159,000 to $160,000 at March 31, 2000. There was no other real estate owned at March 31, 2000 or December 31, 1999. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      March 31,        December 31,
                                 -----------------     ------------
                                  2000      1999          1999
Past Due 90 Days or More:
  Real Estate - residential      $   74    $   29      $       66
  Commercial                          6        18              11
  Installment                        80        54             242
                                 ------    ------      ----------
                                 $  160    $  101      $      319
                                 ------    ------      ----------
Non-accrual:
  Real Estate - residential      $  412    $   75      $       17
  Commercial                         72       305             440
  Installment                        30       184             116
                                 ------    ------      ----------
                                 $  514    $  564      $      573
                                 ------    ------      ----------

Other Real Estate                $   --    $   --      $       --
                                 ------    ------      ----------

Total non-performing assets      $  674    $  665      $      892
                                 ======    ======      ==========

Total non-performing assets
   to total loans and
   other real estate               0.60%     0.64%           0.81%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $15,400 and $17,000 for the periods ended March 31, 2000 and 1999, respectively.

As of March 31, 2000, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $97,500 during the three months ended March 31, 2000, as compared to $76,500 during the same period of the prior year. In comparison to December 31, 1999, the allowance for possible loan losses at March 31, 2000 continues to represent 1.0% of total loans outstanding. Net loan charge-offs for the three months ended March 31, 2000 were primarily consumer loans. Personal bankruptcies continues to contribute to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                       Summary of Loan Loss Experience
                                     -----------------------------------
                                            March 31,       December 31,
                                     ---------------------  ------------
                                        2000         1999         1999
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                     $   1,148    $   1,123    $   1,123
Loans Charged Off:
  Real Estate - residential                 --           --           14
  Commercial                                --           --           16
  Installment                               89           82          315
                                     ---------    ---------    ---------
                                            89           82          345
Recoveries:
  Real Estate - residential                 --           --           --
  Commercial                                --           --           --
  Installment                               19            3           22
                                     ---------    ---------    ---------
                                            19            3           22
Net Charge-offs                             70           79          323

Additions Charged to Operations             98           77          348
                                     ---------    ---------    ---------
Balance at end of period:            $   1,176    $   1,121    $   1,148
                                     =========    =========    =========
Average Loans Outstanding            $ 110,764    $ 103,747    $ 105,775
                                     =========    =========    =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period               .06%         .08%         .31%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                             1.05%        1.08%        1.04%


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Nine. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 2000 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1999, and the three month period ended March 31, 2000 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                    March 31,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2000               1999               1998                1997              1996                1995
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  244     36.3%   $  238     36.2%    $  208     34.2%    $  202    34.6%   $   192     36.5%   $  215     39.9%
Commercial          490     38.7       490     38.7        490     37.8        622    38.0        619     39.1       618      36.5
Installment         422     21.3       400     22.2        374     23.8        343    23.6        298     21.6       265      20.0
Others               20      3.7        20      2.9         20      4.2         20     3.8         20      2.8        20       3.6
Unallocated          --       --        --       --         31       --         31      --         31       --        31         -
                 ------    -----    ------    -----     ------    -----     ------   -----     ------    -----    ------     -----
Total            $1,176    100.0%   $1,148    100.0%    $1,123    100.0%    $1,218   100.0%    $1,160    100.0%   $1,149     100.0%
                 ======    =====    ======    =====     ======    =====     ======   =====     ======    =====    ======     =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $167,715,178 at March 31, 2000 as compared to $161,557,932 at December 31, 1999, an increase of 3.8%. Deposit growth increased primarily in savings and interest bearing demand deposits. At March 31, 2000, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. The were no changes in the deposit mix from December 31, 1999 to March 31, 2000.


Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                           March 31, 2000
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 6,122            $      1,263     $      3,652         $ 4,840       $ 15,877


                                        December 31, 1999
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 6,862            $      2,129     $      2,916         $ 3,696       $ 15,603


Federal funds purchased and repurchase agreements
--------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $13,573,124 at March 31, 2000, an increase of $3,649,199, as compared to December 31, 1999. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 2.0% during the first three months of 2000 entirely from current earnings after quarterly dividends, and a decrease of .6% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.2% of total assets at March 31, 2000 as compared to 8.5% at December 31, 1999.

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

          The following chart shows the regulatory capital levels for the company at March 31, 2000, March 31, 1999, and December 31, 1999:

                                              March 31,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          2000    1999        1999
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            8.4      8.7         8.4
  Risk Based Capital
    Tier 1 (core)             4%           13.6     14.0        13.8
    Tier 2 (total)            8%           14.5     15.1        14.8


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $55,054,802 classified as available for sale at March 31, 2000. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise.
In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At March 31, 2000, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $8,560,000 and $1,700,000, respectively, without purchasing any additional capital stock from the FHLB. As of March 31, 2000 there were no borrowings outstanding pursuant to these agreements.

     At March 31, 2000 and December 31, 1999, the Holding Company had outstanding loan commitments and unused lines of credit totaling $12,635,000 and $11,071,000, respectively. As of March 31, 2000, management placed a high probability for required funding within one year of approximately $9,249,000. Approximately $3,361,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The quantitative and qualitative disclosures about market risk at March 31, 2000 have not materially changed from the information presented in Item 7A of Form 10-K for the year ended December 31, 1999.

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

Item 2            Changes in Securities
---------------------------------------
  Inapplicable

Item 3            Defaults Upon Senior Securities
-------------------------------------------------
  Inapplicable

Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------
  a. The matters discussed in 4c. were submitted to a vote of security holders at the April 11, 2000, Annual Meeting of Shareholders.

  b.  Inapplicable

  c.  Election of Directors

      The following directors were re-elected to the Board of Directors as Class II, for terms expiring at the annual meeting in 2003: Sylvan J. Dlesk, Benjamin R. Honecker, James C. Inman, Jr. and Thomas A. Noice.

      The results of the election were as follows:

                                                                SHARES VOTED
                                          ------------------------------------------------------------
                                                                  Against/               Abstentions
                     NAME                         For             Withheld            Broker Non-Votes

           Sylvan J. Dlesk                    1,537,787 *          129,488                    0
           Benjamin R. Honecker               1,176,713              9,266                    0
           James C. Inman, Jr.                1,056,143            129,836                    0
           Thomas A. Noice                    1,183,487              2,492                    0

       * Cumulative Shares Voted              1,667,275

    Continuing directors were as follows:
                                           Terms Expiring
             Charles K. Graham                    2001
             R. Clark Morton                      2001
             William G. Petroplus                 2001
             Ronald L. Solomon                    2001
             George F. Beneke                     2002
             Laura G. Inman                       2002
             Karl W. Neuman                       2002


  d.  Inapplicable

Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 2000, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  The following report on Form 8-K was filed during the quarter ended March 31, 2000.

  At the regular meeting of the Board of directors of First West Virginia Bancorp, Inc. on February 8, 2000, Ronald L. Solomon announced his resignation as Vice Chairman, President and Chief Executive Officer of First West Virginia Bancorp, Inc. (the "Holding Company") and as Vice Chairman and Chief Executive Officer of Progressive Bank, N.A. and as Vice Chairman of Progressive Bank, N.A. - Buckhannon, subsidiaries of the Holding Company, effective March 31, 2000. By resolution of the Board of Directors of the Holding Company made at that meeting, the Board of Directors accepted the resignation of Mr. Solomon, acknowledging his 21 years of service to the Holding Company and its subsidiary banks and recognizing his good success and leadership. In conformity with the existing succession plans of the Holding Company, the Board of Directors also announced that Charles K. Graham, currently serving as Executive Vice-President of the Holding Company, will assume the position of President and Chief Executive Officer of the Holding Company effective April 1, 2000. The Board also announced that Beverly A. Barker, currently serving as Senior Vice-President and Treasurer of the Holding Company, will assume the position of Executive Vice-President and Treasurer of the Holding Company effective April 1, 2000.


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

             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Charles K. Graham
              ---------------------------------------------------------
                 Charles K. Graham
                 President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              ---------------------------------------------------------
                 Francie P. Reppy
                 Senior Vice President and Chief Financial Officer


Dated: May 5, 2000

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.


Exhibit
Number    Description
-------   -----------


10.1      Employment Contract dated December 28, 1999 between
          First West Virginia Bancorp, Inc. and Ronald L. Solomon. Incorporated herein by reference.

10.2      Employment Contract dated December 28, 1999 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.3      Employment Contract dated December 28, 1999 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker. Incorporated herein by reference.

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

99.1 Independent Accountant's Report. Filed herewith and incorporated herein by reference.