Form 10-Q
period 2000-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2000-08-04
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

    For the Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to               .
                                    ------------      -------------

                         Commission File No. 1-13652
                      First West Virginia Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

    West Virginia                                             55-6051901
----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                             1701 Warwood Avenue
                        Wheeling, West Virginia  26003
----------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    --------------
                                     N/A
----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of July 31,
2000:
Common Stock, $5.00 Par Value, shares outstanding    1,508,526 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

                First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                            June 30,       December 31,       June 30,
                                                              2000             1999             1999
                                                         --------------   --------------   --------------
                                                                             (Unaudited)
             ASSETS
Cash and due from banks                                  $    4,595,841   $    5,335,861   $    4,533,799
Due from banks - interest bearing                             3,207,699        6,478,406        4,726,768
                                                         --------------   --------------   --------------
     Total cash and cash equivalents                          7,803,540       11,814,267        9,260,567
Federal funds sold                                            4,343,000        2,485,000        2,613,000
Investment securities

   Available for sale (at fair value)                        57,162,609       49,449,312       49,774,539
   Held to maturity  - fair value of
   $12,024,432 at June 30, 2000;
   $10,436,842 at December 31, 1999;
   and $10,774,640 at June 30, 1999                          12,169,097       10,646,112       10,854,616

Loans, net of unearned income                               113,893,716      110,488,432      105,249,268
Less allowance for possible loan losses                      (1,249,571)      (1,147,720)      (1,128,278)
                                                         --------------   --------------   --------------
                Net loans                                   112,644,145      109,340,712      104,120,990
Premises and equipment, net                                   2,763,547        2,841,337        2,939,499
Accrued income receivable                                     1,472,747        1,356,419        1,349,168
Other assets                                                  1,681,541        1,239,475        1,124,950
                                                         --------------   --------------   --------------
               Total assets                              $  200,040,226   $  189,172,634   $  182,037,329
                                                         ==============   ==============   ==============
           LIABILITIES

Noninterest bearing deposits:

     Demand                                              $   15,089,702   $   14,780,305   $   15,494,893
Interest bearing deposits:
     Demand                                                  23,714,794       23,961,233       23,760,881
     Savings                                                 57,484,449       52,872,689       50,362,044
     Time                                                    73,236,954       69,943,705       66,085,265
                                                         --------------   --------------   --------------
               Total deposits                               169,525,899      161,557,932      155,703,083
                                                         --------------   --------------   --------------
Federal funds purchased and
  repurchase agreements                                      12,654,483       10,273,925        9,481,904
Accrued interest on deposits                                    560,867          499,352          476,118
Other liabilities                                               744,986          785,953          706,597
                                                         --------------   --------------   --------------
               Total liabilities                            183,486,235      173,117,162      166,367,702
                                                         --------------   --------------   --------------
       STOCKHOLDERS' EQUITY

Common stock - 2,000,000 shares authorized at
  $5 par value 1,508,526 shares issued at
  June 30, 2000 and December 31, 1999;
  1,257,252 shares issued at June 30, 1999                    7,542,630        7,542,630        6,286,260
Surplus                                                       4,739,381        4,739,381        4,739,381
Retained earnings                                             5,300,417        4,638,742        5,165,335
Accumulated other comprehensive income                       (1,028,437)        (865,281)        (521,349)
                                                         --------------   --------------   --------------
          Total stockholders' equity                         16,553,991       16,055,472       15,669,627
                                                         --------------   --------------   --------------
            Total liabilities and stockholders' equity   $  200,040,226   $  189,172,634   $  182,037,329
                                                         ==============   ==============   ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                            Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                           2000            1999             2000             1999
                                        ----------      ----------       ----------       ----------
                                              (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                              $2,387,687      $2,223,797       $4,726,601       $4,429,868
   Tax-exempt                               55,342          55,240          107,021          104,599
Investment securities:
   Taxable                                 904,602         699,574        1,726,265        1,339,211
   Tax-exempt                              129,055         127,116          257,871          263,173
Dividends                                   10,919           8,888           21,892           16,900
Other interest income                       87,764          38,620          179,829           62,619
Interest on federal funds sold              77,069          67,217          130,297          121,172
                                        ----------      ----------       ----------       ----------
       Total interest income             3,652,438       3,220,452        7,149,776        6,337,542
INTEREST EXPENSE
Deposits                                 1,573,704       1,278,424        3,050,120        2,541,685
Other borrowings                           143,767          62,344          259,918          120,322
                                        ----------      ----------       ----------       ----------
       Total interest expense            1,717,471       1,340,768        3,310,038        2,662,007
                                        ----------      ----------       ----------       ----------
       Net interest income               1,934,967       1,879,684        3,839,738        3,675,535
PROVISION FOR POSSIBLE LOAN LOSSES          97,500          76,500          195,000          153,000
                                        ----------      ----------       ----------       ----------
Net interest income after provision
       for possible loan losses          1,837,467       1,803,184        3,644,738        3,522,535
NONINTEREST INCOME
Service charges and other fees             137,035         125,181          250,125          241,309
Securities gains (losses)                       --           3,312           23,443           12,465
Gain on sale of building and land               --         301,862               --          301,862
Other operating income                      54,325          52,568          148,418          135,434
                                        ----------      ----------       ----------       ----------
       Total noninterest income            191,360         482,923          421,986          691,070
NONINTEREST EXPENSES
Salary and employee benefits               631,183         623,221        1,283,562        1,231,690
Net occupancy and equipment expenses       190,348         195,692          397,635          383,841
Other operating expenses                   382,938         358,542          750,683          695,210
                                        ----------      ----------       ----------       ----------
       Total noninterest expense         1,204,469       1,177,455        2,431,880        2,310,741
                                        ----------      ----------       ----------       ----------
       Income before income taxes          824,358       1,108,652        1,634,844        1,902,864
                                        ----------      ----------       ----------       ----------
INCOME TAXES                               239,498         364,462          490,441          610,458
                                        ----------      ----------       ----------       ----------
       Net income                       $  584,860      $  744,190       $1,144,403       $1,292,406
                                        ==========      ==========       ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING      1,508,526       1,508,526        1,508,526        1,508,526
                                        ==========      ==========       ==========       ==========
EARNINGS PER COMMON SHARE               $     0.39      $     0.49       $     0.76       $     0.86
                                        ==========      ==========       ==========       ==========

    The accompanying notes are an integral part of the financial statements

                         First West Virginia Bancorp Inc. and Subsidiaries
                 CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                                                      Accumulated
                                      Common Stock                                       Other
                               ------------------------                   Retained   Comprehensive  Comprehensive
                                  Shares       Stock        Surplus       Earnings       Income        Income         Total
                               ----------   -----------   -----------   -----------   ------------   -----------   ------------

Balance, December 31, 1999      1,508,526   $ 7,542,630   $ 4,739,381   $ 4,638,742   $  (865,281)   $             $ 16,055,472

Comprehensive income

  Net income for the six
    months ended
    June 30, 2000                      --            --            --     1,144,403            --       1,144,403     1,144,403

  Other comprehensive
  income, net of tax
   Unrealized gains (losses)
   on securities,net of
   reclassification
   adjustment
       (see disclosure)                --            --            --            --      (163,156)       (163,156)     (163,156)
                                                                                                       ----------
Comprehensive income                                                                                   $  981,247
                                                                                                       ==========

Cash dividend
  ($.32 per share)                     --            --            --      (482,728)          --                       (482,728)
                               ----------   -----------   -----------   -----------   -----------                  ------------
Balance, June 30, 2000
 (Unaudited)                    1,508,526   $ 7,542,630   $ 4,739,381   $ 5,300,417   $(1,028,437)                 $ 16,553,991
                               ==========   ===========   ===========   ===========   ===========                  ============




                                                                                        Accumulated
                                       Common Stock                                       Other
                                ------------------------                   Retained   Comprehensive  Comprehensive
                                   Shares       Stock        Surplus       Earnings       Income        Income         Total
                                ----------   -----------   -----------   -----------   ------------   -----------   ------------

Balance, December 31, 1998       1,257,252   $ 6,286,260   $ 4,739,381   $ 4,275,249   $   160,048    $             $ 15,460,938

Comprehensive income

  Net income for the six
    months ended
    June 30, 1999                       --            --            --     1,292,406            --      1,292,406      1,292,406

  Other comprehensive
  income,net of tax
   Unrealized gains
   (losses) on securities,
   net of reclassification
   adjustment
     (see disclosure)                   --            --            --            --      (681,397)      (681,397)      (681,397)
                                                                                                      -----------
Comprehensive income                                                                                  $   611,009
                                                                                                      ===========

Cash dividend
  ($.27 per share)                      --            --            --      (402,320)           --                       (402,320)


                                ----------   -----------   -----------   -----------   ------------                 ------------
Balance, June 30,1999
(Unaudited)                     $1,257,252   $ 6,286,260   $ 4,739,381   $ 5,165,335   $   (521,349)                $ 15,669,627
                                ==========   ===========   ===========   ===========   ============                 ============


                                                   For the six months ended
                                                           June 30,
                                                     2000           1999
                                                  ----------     ----------
Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                      $ (148,462)    $ (673,540)
Less: reclassification adjustment for
   gains (losses) included in net income              14,694          7,857
                                                  ----------     ----------
Net unrealized gains (losses) on securities       $ (163,156)    $ (681,397)
                                                  ==========     ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                               Six Months Ended June 30,
                                                            2000                      1999
                                                         --------------           --------------
                                                                       (Unaudited)
OPERATING ACTIVITIES
Net Income                                               $    1,144,403           $    1,292,406
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                    195,000                  153,000
   Depreciation and amortization                                168,711                  185,421
   Amortization of investment securities, net                  (132,085)                 (47,361)
   Investment security losses (gains)                           (23,443)                 (12,465)
   (Gain) loss on disposal of premises and equipment                579                 (301,862)
   Decrease (increase) in interest receivable                  (116,328)                (106,562)
   Increase (decrease) in interest payable                       61,515                    4,021
     Other, net                                                (385,888)                 (34,059)
                                                         --------------           --------------
  Net cash provided by operating activities                     912,464                1,132,539
                                                         --------------           --------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                (1,858,000)               1,479,000
Net (increase) decrease in loans, net of charge offs         (3,521,932)              (1,859,346)
Proceeds from sales of securities available for sale            882,333                1,154,104
Proceeds from maturities of securities available for sale     7,090,000               15,015,000
Proceeds from maturities of securities held to maturity         340,000                1,580,000
Principal collected on mortgage-backed securities             1,631,817                2,372,154
Purchases of securities available for sale                  (17,417,387)             (25,949,371)
Purchases of securities held to maturity                     (1,867,818)              (1,086,884)
Recoveries on loans previously charged-off                       23,499                   17,763
Purchases of premises and equipment                             (91,500)                 (36,480)
Proceeds from sales of premises and equipment                        --                  418,152
                                                         --------------           --------------
       Net cash used by investing activities                (14,788,988)              (6,895,908)
                                                         --------------           --------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                           7,967,967                7,918,264
Dividends paid                                                 (482,728)                (402,320)
Increase (decrease) in short term borrowings                  2,380,558                2,487,880
                                                         --------------           --------------
       Net cash provided by financing activities         $    9,865,797           $   10,003,824
                                                         --------------           --------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (4,010,727)               4,240,455
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                       11,814,267                5,020,112
                                                         --------------           --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       $    7,803,540           $    9,260,567
                                                         ==============           ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2000 AND 1999



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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1999 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $584,860 for the three months ended June 30, 2000 as compared to $744,190 for the same period during 1999. The decrease in earnings during the second quarter of 2000 over 1999 was primarily attributed to the decreased noninterest income combined with increased operating expenses and the provision for loan losses, offset in part by increased net interest income. Earnings per share were $.39 in the second quarter of 2000, as compared to $.49 earned during the second quarter of 1999. The significant decrease in noninterest income resulted primarily from the $301,862 gain on the sale of building and land by the holding company in 1999.

Net income for the six months ended June 30, 2000 was $1,144,403 compared to $1,292,406 for the same period during 1999. The decrease in earnings for the six months ended June 30, 2000 as compared to the same period in 1999 was primarily due to decreased noninterest income and increased operating expenses and the provision for loan losses, offset in part by increased net interest income. Earnings per share were $.76 for the first six months of 2000 as compared to $.86 earned during the same period during 1999. Noninterest income decreased $269,084 due primarily to the gain on the sale of building and land by the holding company during the second quarter of 1999.

During the three month period ended June 30, 2000, net interest income increased primarily from the increase in the average volume of investment securities and loans, offset in part by the increased interest paid on savings deposits combined with the increase in the average volume of savings and time deposits.

For the six month period ended June 30, 2000, the increase in net interest income was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the average volume of savings and time deposits combined with the increase in the interest rates paid on savings deposits.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.17% for the three month period ended June 30, 2000 as compared to 1.65% for the same period of the prior year. For the six months ended June 30, 2000 compared to June 30, 1999, ROA was 1.16% and 1.47%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The holding company's ROE was 13.53% for the three months ended June 30, 2000 and 18.77% at June 30, 1999. For the six months ended June 30, 2000 compared to June 30, 1999, ROE was 13.37% and 16.59%, respectively.

The Holding Company as of June 30, 2000 had total assets of $200,040,226 an increase of 5.7% over the $189,172,634 reported for the year ended December 31, 1999. Loans net of reserves grew by $3,303,433 to $112,644,145, as compared to $109,340,712 reported at December 31, 1999. Total deposits increased in 2000 by $7,967,967, from $161,557,932 at December 31, 1999 to
$169,525,899 at June 30, 2000, primarily due to the increase in time and savings deposits. The allowance for loan losses amounted to 1.1% of total loans at June 30, 2000, compared to 1.0% of total loans at December 31, 1999.


Table One is a summary of Selected Financial Data of the holding company. The sections that follow discuss in more detail the information summarized in Table One.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table One
SELECTED  FINANCIAL  DATA
(Unaudited, in thousands, except per share data)

                                               First West Virginia Bancorp, Inc.

                                      Three months ended         Six months ended                 Years ended
                                            June 30,                  June 30,                    December 31,
                                    ---------------------    --------------------    -----------------------------------
                                      2000         1999         2000         1999        1999         1998        1997
                                    --------     --------    --------     -------    ---------    ---------      -------
SUMMARY OF OPERATIONS
   Total interest income            $  3,652     $  3,220    $  7,150     $ 6,338    $  13,207    $  12,452      $11,507
   Total interest expense              1,717        1,341       3,310       2,662        5,602        5,324        4,745
   Net interest income                 1,935        1,879       3,840       3,676        7,605        7,128        6,762
   Provision for loan losses              98           76         195         153          348          256          131
   Total other income                    191          483         422         691        1,073          787          639
   Total other expenses                1,204        1,177       2,432       2,311        4,740        4,674        4,377
   Income before income taxes            824        1,109       1,635       1,903        3,590        2,985        2,893
   Net income                            585          744       1,144       1,292        2,450        2,033        1,931

PER SHARE DATA (1)
   Net income                       $   0.39     $   0.49    $    .76    $   0.86    $    1.62    $    1.35      $  1.28
   Cash dividends declared              0.16         0.14        0.32        0.27         0.55         0.49         0.43
   Book value per share                10.97        10.39       10.97       10.39        10.64        10.25         9.37

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $112,572     $104,020    $111,668    $103,884    $ 105,775    $  99,345     $ 86,609
   Investment securities              69,741       58,941      67,384      57,058       60,405       48,543       51,754
   Deposits - interest bearing       154,100      139,587     151,724     137,177      141,768      127,520      120,589
   Stockholders' equity               17,393       15,895      17,212      15,709       16,087       14,697       13,400
   Total assets                      200,924      180,427     197,881     177,251      183,436      164,630      153,290

SELECTED RATIOS
   Return on average assets            1.17%        1.65%       1.16%       1.47%        1.34%        1.23%        1.26%
   Return on average equity           13.53%       18.77%      13.37%      16.59%       15.23%       13.83%       14.41%
   Average equity to average assets    8.66%        8.81%       8.70%       8.86%        8.77%        8.93%        8.74%
   Dividend payout ratio (1)          41.03%       28.57%      42.11%      31.40%       33.95%       36.30%       33.59%
   Loan to Deposit ratio              67.18%       67.60%      67.18%      67.60%       68.39%       70.07%       69.59%

BALANCE SHEET                              June 30,                    December 31,
                                  ---------------------     ---------------------------------
                                     2000       1999           1999        1998      1997
                                  ---------- ----------     ----------  ---------  ----------
   Investments                    $   69,332  $  60,629     $   60,095  $  54,735  $   45,444
   Loans                             113,894    105,249        110,489    103,555      95,374
   Other assets                       16,814     16,159         18,589     13,105      15,325
                                  ----------  ---------     ----------  ---------  ----------
      Total Assets                $  200,040  $ 182,037     $  189,173  $ 171,395  $  156,143
                                  ==========  =========     ==========  =========  ==========
   Deposits                       $  169,526  $ 155,703     $  161,558  $ 147,785  $  137,045
   Federal funds purchased and
      repurchase agreements           12,654      9,482         10,274      6,994       4,075
   Other liabilities                   1,306      1,183          1,285      1,155         894
   Stockholders' equity               16,554     15,669         16,056     15,461      14,129
                                  ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Stockholders' Equity        $  200,040  $ 182,037     $  189,173  $ 171,395  $  156,143
                                  ==========  =========     ==========  =========  ==========

(1) Adjusted for 6 for 5 stock split in the effect of a twenty (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998, and a 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend to shareholders of record as of October 1, 1997.
------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
EARNINGS ANALYSIS

Net Interest Income

Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and six months ended June 30, 2000 and 1999.

Net interest income increased $55,283 or 2.9%, during the three months ended June 30, 2000 as compared to the same period in 1999. The increase in net interest income was primarily attributable to the increase in the interest earned on investment securities and loans offset in part by an increase in the interest paid on deposits and other borrowings. Interest and dividend income on investment securities increased $208,998 or 25.0%, for the three months ended June 30, 2000 over 1999 primarily due to the increase in the average volume of investment securities. Interest and fees on loans increased $163,992 or 7.2%during the three month period ended June 30, 2000 as compared to the same period in 1999 and resulted primarily from an increase in average loan volume. Interest expense increased $376,703 or 28.1% primarily due to the increase in the average volume of savings and time deposits combined with the increase in rates paid on savings deposits.

For the six months ended June, 30, 2000, net interest income was $3,839,738, an increase of $164,203 or 4.5%, from the same period in 1999. The increase in net interest income was primarily attributable to the increase in investment securities and the growth in the loan portfolio offset in part by the increase in the average rates paid on savings deposits. Interest and dividend income on investment securities increased $386,744 or 23.9% during the six months ended June 30, 2000 over 1999. The increase in the average volume of investment securities primarily contributed to the increase in net interest income. The average yield on investment securities increased .26%, from 5.73% at December 31, 1999 to 5.99% at June 30, 2000. Interest and fees on loans increased $299,155 or 6.6% for the six month period ended June 30, 2000 as compared the same period in 1999. The increased interest income on loans resulted primarily from an increase in the average loan volume which was partially offset by a decrease in average rates earned. Increases in real estate residential loans and commercial loans primarily contributed to the loan growth. The average yield on loans decreased from 8.80% at December 31, 1999 to 8.71% at June 30, 2000. During the six months ended June 30, 2000, interest expense increased $648,031 or 24.3% as compared to the same period in 1999. Interest expense increased as a result of the increase in the volume of interest bearing liabilities combined with the increase in the average interest rates paid on interest bearing liabilities. Average volume increases of interest bearing liabilities were primarily the result of the growth in time deposits and savings deposits. The average yield paid on interest bearing liabilities increased .34%, from 3.72% at December 31, 1999 to 4.06% at June 30, 2000.

Noninterest Income

Noninterest income was $191,360 for the three months ended June 30, 2000, a decrease of $291,563 as compared to the same period of the prior year and was primarily the result of the $301,862 gain on the sale of building and land by the holding company. Service charges and other fees are earned from assessments made on checking and savings accounts. Service charges increased $11,854 during the three months ended June 30, 2000, up 9.5%, from the same period in 1999.

For the six months ended June 30, 2000, noninterest income was $421,986, a decrease of $269,084 as compared to the same period of the prior year. The decrease in noninterest income resulted primarily from the gain on the sale of building and land by the holding company. Service charges and other fees increased $8,816 or 3.7% over the same period in 1999. Sales of investment securities for the six months ended June 30, 2000, and 1999 were primarily the result of sales by the holding company. The holding company accounted for securities gains of $37,940 and securities losses of $14,508 during the six months ended June 30, 2000 and securities gains of $11,470 and a securities loss of $660 during 1999. The holding company sales were attributable to sales of marketable equity securities. Additionally, for the six months ended June 30, 1999, a subsidiary bank also accounted for securities gains of $11,109 and securities losses of $9,454 and those sales were attributable to sales of securities available for sale.

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Non-Interest Expense

Noninterest expense increased $27,014 or 2.3% for the three months ended June 30, 2000 as compared to the same period of the prior year. During the quarter ended June 30, 2000, salary and employee benefits increased $7,962 or 1.3%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $24,396, or 6.8%, for the three month period ended June 30, 2000 as compared to the same period in the prior year. Increased advertising, service expense, regulatory assessments and other operating expenses offset in part by other taxes primarily contributed to the increase in other operating expenses during the three month period ended June 30, 2000.

For the six months ended June 30, 2000, noninterest expense increased $121,139 or 5.2% as compared to the same period of the prior year. Salary and employee benefits increased $51,872 or 4.2%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses increased $55,473 or 8.0%, for the six month period ended June 30, 2000 as compared to the same period in the prior year. Increased advertising, service expense, other operating expense, regulatory assessments, and postage and transportation expense, offset in part by decreased other taxes primarily contributed to the increase in other operating expenses in 2000.


Income Taxes

Income tax expense for the three months ended June 30, 2000 was $239,498, a decrease of 34.3% over the same period in 1999. The decrease was primarily due to the decrease in pre-taxable income of $284,294 for the period ended June 30, 2000 over 1999. Components of the income tax expense for June 30, 2000 were $218,731 for federal taxes and $20,767 for West Virginia corporate net income taxes. For the six months ended June 30, 2000, income tax expense decreased 19.7% compared to the same period in 1999. The decrease was primarily due to the decrease in pre-taxable income of $268,020 for the during the six months ended June 30, 2000 over 1999.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $184,397 and $182,356 for the three month periods ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, tax exempt income was $364,892 and $367,772, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and six months ended June 30, 2000 and 1999 and for the year ended December 31, 1999.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands) The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2000 and June 30, 1999 and the year ended December 31, 1999. Average balance sheet information as of June 30, 2000 and June 30, 1999 and the year ended December 31, 1999 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 2000 and 1999.

                                               For the Six                                                      For the Six
                                               Months ended                                                     Months ended
                                               June 30, 2000                   December 31, 1999                June 30, 1999
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 52,128   $ 1,628    6.28%    $ 46,283  $  2,799      6.05%   $ 42,643   $1,288     6.09%
 Obligations of states and
   political subdivisions                 11,928       270    4.55%      11,546       507      4.39%     11,954      263     4.44%
 Other securities                          3,328       108    6.53%       2,576       156      6.06%      2,461       68     5.57%
                                        --------   -------  -------    --------  --------     ------   --------   ------    ------
    Total Investment securities:          67,384     2,006    5.99%      60,405     3,462      5.73%     57,058    1,619     5.72%
Interest bearing deposits                  6,048       180    5.99%       3,861       195      5.05%      2,652       63     4.79%
Federal funds sold                         4,370       130    5.98%       4,923       244      4.96%      5,183      121     4.71%
Loans, net of unearned income            111,668     4,834    8.71%     105,775     9,306      8.80%    103,884    4,535     8.80%
                                        --------   -------  -------    --------  --------     ------   --------   ------    ------
 Total earning assets                    189,470     7,150    7.59%     174,964    13,207      7.55%    168,777    6,338     7.57%

Cash and due from banks                    4,680                          4,628                           4,528
Bank premises and equipment                2,795                          2,994                           3,092
Other assets                               2,138                          2,005                           1,991
Allowance for possible loan losses        (1,202)                        (1,155)                         (1,137)
                                        --------                       --------                        --------
 Total Assets                           $197,881                      $ 183,436                        $177,251
                                        ========                      =========                        ========
LIABILITIES
Certificates of deposit                 $ 71,402   $ 1,907    5.37%   $  67,309   $ 3,535      5.25%   $ 64,434  $ 1,707     5.34%
Savings deposits                          55,669       957    3.46%      48,752     1,368      2.81%     47,069      625     2.68%
Interest bearing demand deposits          24,653       186    1.52%      25,707       406      1.58%     25,674      210     1.65%
Federal funds purchased and
   Repurchase agreements                  12,330       260    4.24%       9,012       293      3.25%      8,302      120     2.91%
                                        --------   -------  -------    --------  --------     ------   --------   ------    ------
 Total interest bearing liabilities      164,054     3,310    4.06%     150,780     5,602      3.72%    145,479    2,662     3.69%
Demand deposits                           15,193                         15,241                          14,824
Other liabilities                          1,422                          1,328                           1,239
                                        --------                       --------                        --------
 Total Liabilities                       180,669                        167,349                         161,542
STOCKHOLDERS' EQUITY                      17,212                         16,087                          15,709
                                        --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity            $197,881                       $183,436                        $177,251
                                        ========                       ========                        ========
 Net yield on earning assets                       $ 3,840    4.08%               $ 7,605      4.35%              $3,676     4.39%
                                                   =======  =======              ========     ======              ======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2000 and 1999, and the year ended December 31, 1999, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities               $ 11,928   $   442    7.45%    $ 11,546   $   845      7.32%   $ 11,954   $  438     7.39%
    Loans                                111,668     4,905    8.83%     105,775     9,434      8.92%    103,884    4,604     8.94%
                                        ========   =======  =======    ========  ========     ======   ========   ======    ======
 Total earning assets                   $189,470   $ 7,393    7.85%    $174,964   $13,673      7.81%   $168,777   $6,582     7.86%
                                        ========   =======  =======    ========  ========     ======   ========   ======    ======
 Taxable equivalent net yield on
 earning assets                                    $ 4,083    4.33%               $ 8,071      4.61%              $3,920     4.68%
                                                   =======  =======              ========     ======              ======    ======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands)
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2000 and June 30, 1999. Average balance sheet information as of June 30, 2000 and June 30, 1999 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2000 and 1999.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                    June 30, 2000                                June 30, 1999
                                          -----------------------------------         --------------------------------
                                              Average                 Average            Average               Average
                                              Volume     Interest      Rate               Volume    Interest   Rate
                                          -----------    --------     -------         ------------  --------   -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    54,008    $    848       6.32%         $     45,188  $    680     6.04%
   Obligations of states and
     political subdivisions                    12,281         141       4.62%               11,620       127     4.38%
   Other securities                             3,452          56       6.52%                2,133        29     5.45%
                                          -----------    --------     -------         ------------  --------   -------
Total Investment Securities                    69,741       1,045       6.03%               58,941       836     5.69%
Interest bearing deposits                       5,558          88       6.37%                3,262        39     4.80%
Federal funds sold                              4,955          77       6.25%                5,739        67     4.68%
Loans, net of unearned income                 112,572       2,443       8.73%              104,020     2,279     8.79%
                                          -----------    --------     -------         ------------  --------   -------
   Total earning assets                       192,826       3,653       7.62%              171,962     3,221     7.51%
Cash and due from banks                         4,403                                        4,646
Bank premises and equipment                     2,776                                        3,015
Other assets                                    2,140                                        1,943
Allowance for possible loan losses             (1,221)                                      (1,139)
                                          -----------                                 ------------
   Total Assets                           $   200,924                                 $    180,427
                                          ===========                                 ============
LIABILITIES
Certificates of deposit                   $    72,317   $     974       5.42%         $     65,174  $    854     5.26%
Savings deposits                               57,182         507       3.57%               48,156       323     2.69%
Interest bearing demand deposits               24,601          93       1.52%               26,257       102     1.56%
Federal funds purchased and
   Repurchase agreements                       12,848         144       4.51%                8,446        62     2.94%
                                          -----------    --------     -------         ------------  --------   -------
   Total interest bearing liabilities         166,948       1,718       4.14%              148,033     1,341     3.63%
Demand deposits                                15,147                                       15,201
Other liabilities                               1,436                                        1,298
                                          -----------                                 ------------
   Total Liabilities                          183,531                                      164,532
SHAREHOLDERS' EQUITY                           17,393                                       15,895
                                          -----------                                 ------------
   Total Liabilities
      and Shareholders' Equity            $   200,924                                 $    180,427
                                          ===========                                 ============
Net yield on earning assets                             $   1,935       4.04%                       $  1,880     4.39%
                                                        =========     =======                       ========   =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2000 and 1999, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                $   12,281    $     227       7.43%         $    11,620   $    212     7.31%
     Loans                                   112,572        2,480       8.86%             104,020      2,316     8.93%
                                          ===========    ========     =======         ===========   ========   =======
   Total earning assets                   $  192,826    $   3,776       7.88%         $   171,962   $  3,343     7.80%
                                          ==========    =========     =======         ===========   ========   =======
    Taxable equivalent net yield on
     earning assets                                     $   2,058       4.29%                       $  2,002     4.67%
                                                        =========     =======                       ========   =======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
---------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $9,236,282 or 15.4% from $60,095,424 at December 31, 1999, to $69,331,706 at June 30, 2000. Taxable securities comprised 83.1% of total securities at June 30, 2000, as compared to 81.4% at December 31, 1999. Other than the normal risks inherent in purchasing
U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     Available for sale securities, at market value increased $7,713,297 or 15.6% from December 31, 1999, and represented 82% of the investment portfolio at June 30, 2000. The increase was primarily due to the purchase of U.S. Government agency securities and mortgage backed securities. The held to maturity securities increased $1,522,985 or 14.3% from December 31, 1999 and represented 18% of the investment portfolio as of June 30, 2000. The increase was primarily the result of purchases of taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,640,769 and $1,380,468 at June 30, 2000 and December 31, 1999, respectively. The market value of securities classified as held to maturity was below book value by $144,665 and $209,270 at June 30, 2000 and December 31, 1999, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                       June 30,   December 31,   June 30,
                                         2000         1999         1999
                                       --------   -----------    --------
  Securities held to maturity:
  Obligations of states
        and political subdivisions     $ 12,169     $ 10,646      $ 10,855
                                       --------     --------      --------
            Total held to maturity     $ 12,169     $ 10,646      $ 10,855
                                       --------     --------      --------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies        44,472     $ 40,700      $ 43,116
  Obligations of states
        and political subdivisions          767          507           510
  Corporate debt securities                 101          102           103
Mortgage-backed securities               10,732        7,049         4,968
  Equity Securities                       1,091        1,091         1,077
                                       --------     --------      --------
            Total available for sale     57,163       49,449        49,774
                                       --------     --------      --------
            Total                      $ 69,332     $ 60,095      $ 60,629
                                       ========     ========      ========

--------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio ( Continued)
(in thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 2000 and December 31, 1999 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                    June 30, 2000                                  December 31, 1999
                                  ----------------------------------------------   ------------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity         Available for Sale      Held to Maturity       Available for Sale
                                  --------------------     ---------------------   --------------------   --------------------
                                   Amount       Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------     ------      --------     ------     --------     ------      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                 $     --       -- %      $ 10,261      5.73 %   $     --        -- %     $  4,504     5.25 %
  After One But
     Within Five Years                  --       --          20,406      6.38           --        --         18,750     6.16
  After Five But
     Within Ten Years                   --       --          13,805      6.88           --        --         17,446     6.78
                                  --------     ------      --------     ------     --------     ------      --------   ------
                                        --       --          44,472      6.39           --        --         40,700     6.33

States & Political Subdivisions

  Within One Year                    1,761     6.78              --        --        1,020      6.40             --       --
  After One But
     Within Five Years               3,410     6.30             120      7.20        3,626      6.67             --       --
  After Five But
     Within Ten Years                5,964     6.44             647      7.16        5,467      6.64            507     7.59
  After Ten Years                    1,034     6.40              --        --          533      6.81             --       --
                                  --------     ------      --------     ------     --------     ------      --------   ------
                                    12,169     6.45             767      7.17       10,646      6.64            507     7.59

Corporate Debt Securities

  Within One Year                       --       --             101      8.46           --        --             --       --
  After One But
     Within Five Years                  --       --              --        --           --        --            102     8.42
                                  --------     ------      --------     ------     --------     ------      --------   ------
                                        --       --             101      8.46           --        --            102     8.42

Mortgage-Backed Securities              --       --          10,732      7.22           --        --          7,049     6.44

Equity Securities                       --       --           1,091      5.35           --        --          1,091     5.29

                                  --------     ------      --------     ------     --------     ------      --------   ------
  Total                           $ 12,169     6.45 %      $ 57,163      6.54 %   $ 10,646      6.64 %      $49,449     6.34 %
                                  ========     ======      ========      ======   ========      ======      =======    ======



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----
     Loans net of unearned income increased $3,405,284 or 3.1% from December 31, 1999. The loan growth during the first six months of 2000 can be attributed primarily to the increases in residential real estate loans, commercial loans and other loans, offset in part by the decrease in installment loans.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise twenty percent (20%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The only changes in the composition of the loan portfolio from December 31, 1999 to June 30, 2000 were a 1% increase in other loans, a 1% increase in residential real estate loans and a 2% decrease in installment loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.


Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands):

                                         June 30,             December 31,
                               ---------------------------    ------------
                                   2000            1999           1999

Real Estate - Residential
Real estate-construction       $       259     $       238     $        73
Real estate-farmland                    91             100              79
Real estate-residential             41,803          37,105          39,898
                               -----------     -----------     -----------
                               $    42,153     $    37,443     $    40,050
                               -----------     -----------     -----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    30,142     $    25,237     $    29,218
Commercial & industrial             14,135          14,017          13,542
                               -----------     -----------     -----------
                               $    44,277     $    39,254     $    42,760
                               -----------     -----------     -----------

     Installment
Installment and other
   loans to individuals        $    23,198     $    25,167     $    24,513
                               -----------     -----------     -----------

       Others
Nonrated industrial
   development obligations     $     4,029     $     3,041     $     2,867
Other loans                            327             442             396
                               -----------     -----------     -----------
                               $     4,356     $     3,483     $     3,263
                               -----------     -----------     -----------

Total                              113,984         105,347         110,586
Less unearned interest                  90              98              97
                               -----------     -----------     -----------
                               $   113,894     $   105,249     $   110,489
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 2000 and December 31, 1999 (in thousands) (Unaudited):

                                              June 30, 2000
                               ------------------------------------------
                                                After one
                                  In one      Year Through       After
                               Year or Less    Five Years      Five Years
                               -----------     -----------     ----------
  Commercial                   $       708     $    6,938      $    6,489
  Real Estate - construction           259             --              --
                               -----------     ----------      ----------
     Total                     $       967     $    6,938      $    6,489
                               ===========     ==========      ==========
                                                December 31, 1999
                               ------------------------------------------
                                                After one
                                  In one      Year Through       After
                               Year or Less    Five Years      Five Years
                               -----------     -----------     ----------
  Commercial                   $       712     $    7,564      $    5,266
  Real Estate - construction            73             --              --
                               -----------     ----------      ----------
     Total                     $       785     $    7,564      $    5,266
                               ===========     ==========      ==========

The following table presents an analysis of fixed and variable rate loans as of June 30, 2000 and December 31, 1999 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                 June 30, 2000
                               ------------------------------------------
                                                After one
                                  In one      Year Through       After
                               Year or Less    Five Years      Five Years
                               -----------     -----------     ----------
  Fixed Rates                  $      764      $    5,164      $      766
  Variable Rates                      203           1,774           5,723
                               ----------      ----------      ----------
     Total                     $      967      $    6,938      $    6,489
                               ==========      ==========      ==========

                                                December 31, 1999
                               ------------------------------------------
                                               After one
                                 In one       Year Through        After
                               Year or Less    Five Years      Five Years
                               -----------     -----------     ----------
  Fixed Rates                  $       586     $    5,564      $    1,150
  Variable Rates                       199          2,000           4,116
                               -----------     ----------      ----------
     Total                     $       785     $    7,564      $    5,266
                               ===========     ==========      ==========

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $1,532,000 at June 30, 2000 and $892,000 at December 31, 1999. Loans classified as non-accrual were $1,130,000 or .8% of total loans as of June 30, 2000, as compared to $573,000 or .5% of total loans at December 31, 1999. Non-accrual loans at June, 30, 2000 include a commercial real estate loan in the amount of $802,000 which is partially guaranteed by the U.S. government. The guaranteed portion of the loan is approximately $601,000. There were no loans classified as renegotiated as of June 30, 2000 and December 31, 1999. The loans past due 90 days or more decreased $131,000 to $188,000 at June 30, 2000 as compared to $319,000 at December 31, 1999. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      June 30,         December 31,
                                 -----------------     ------------
                                  2000       1999          1999
Past Due 90 Days or More:
  Real Estate - residential      $   68     $   90      $      66
  Commercial                         60        372             11
  Installment                        60        107            242
                                 ------     ------      ---------
                                 $  188     $  569     $      319
                                 ------     ------      ---------
Non-accrual:
  Real Estate - residential      $   55     $   59     $       17
  Commercial                      1,022        301            440
  Installment                        53        107            116
                                 ------     ------      ---------
                                 $1,130     $  467     $      573
                                 ------     ------      ---------

Other Real Estate                $  214     $   --     $       --
                                 ------     ------      ---------

Total non-performing assets      $1,532     $1,036     $      892
                                 ======     ======     ==========

Total non-performing assets
   to total loans and
   other real estate              1.34%      0.98%           0.81%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $16,200 and $18,700 for the periods ended June 30, 2000 and 1999, respectively.

As of June 30, 2000, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $195,000 during the six months ended June 30, 2000, as compared to $153,000 during the same period of the prior year. The allowance for possible loan losses at June 30, 2000 represents 1.1% of total loans outstanding. Net loan charge-offs for the six months ended June 30, 2000 were primarily consumer loans. Personal bankruptcies continue to contribute to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                         Summary of Loan Loss Experience
                                       -----------------------------------
                                            June 30,         December 31,
                                       ------------------    ------------
                                        2000        1999         1999
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                     $   1,148  $   1,123      $   1,123
Loans Charged Off:
  Real Estate - residential                 --         --             14
  Commercial                                --         16             16
  Installment                              117        149            315
                                     ---------  ---------      ---------
                                           117        165            345
Recoveries:
  Real Estate - residential                 --         --             --
  Commercial                                --         --             --
  Installment                               24         17             22
                                     ---------  ---------      ---------
                                            24         17             22
Net Charge-offs                             93        148            323

Additions Charged to Operations            195        153            348
                                     ---------  ---------      ---------
Balance at end of period:            $   1,250  $   1,128      $   1,148
                                     =========  =========      =========
Average Loans Outstanding            $ 111,668  $ 103,884      $ 105,775
                                     =========  =========      =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period              .08%       .14%           .31%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                            1.10%      1.07%          1.04%


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
--------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1999, and the six month period ended June 30, 2000 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                     June 30,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2000               1999               1998                1997              1996                1995
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 ------   -------    ------   -------   ------   --------   ------ --------   ------   --------   ------   --------
Real estate -
  residential    $  251     37.0%   $  238     36.2%    $  208     34.2%    $  202    34.6%   $   192     36.5%   $  215     39.9%
Commercial          510     38.9       490     38.7        490     37.8        622    38.0        619     39.1       618      36.5
Installment         469     20.3       400     22.2        374     23.8        343    23.6        298     21.6       265      20.0
Others               20      3.8        20      2.9         20      4.2         20     3.8         20      2.8        20       3.6
Unallocated          --       --        --       --         31       --         31      --         31       --        31         -
                 ------   ------    ------    -----     ------    -----     ------   -----     ------    -----    ------     -----
Total            $1,250    100.0%   $1,148    100.0%    $1,123    100.0%    $1,218   100.0%    $1,160    100.0%   $1,149     100.0%
                 ======   ======    ======    =====     ======    =====     ======   =====     ======    =====    ======     =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $169,525,899 at June 30, 2000 as compared to $161,557,932 at December 31, 1999, an increase of 4.9%. Deposit growth increased primarily in savings and time deposits. The growth in savings deposits was mainly due to the increased demand for the Progressive Gold money market product by depositors. The increase in time deposits was primarily the result of special promotions offered by the subsidiary banks. At June 30, 2000, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. There were no changes in the deposit mix from December 31, 1999 to June 30, 2000.


Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                            June 30, 2000
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three        Over Three       Over Six             Over
                          Months          And Less Than    And Less Than        Twelve
                          Or Less         Six Months       Twelve Months        Months         TOTAL
                          -------         ------------     -------------        ------         -----
                                             (Expressed in Thousands)
Time Certificates
  of Deposit              $ 4,536        $      2,195     $      4,327         $ 6,635       $ 17,693


                                        December 31, 1999
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three        Over Three       Over Six             Over
                          Months          And Less Than    And Less Than        Twelve
                          Or Less         Six Months       Twelve Months        Months         TOTAL
                          -------         ------------     -------------        ------         -----
                                          (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 6,862        $      2,129     $      2,916         $ 3,696       $ 15,603


Federal funds purchased and repurchase agreements
-------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $12,654,483 at June 30, 2000, an increase of $2,730,558, as compared to December 31, 1999. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
--------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 4.1% during the first six months of 2000 entirely from current earnings after quarterly dividends, and a decrease of 1.0% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.3% of total assets at June 30, 2000 as compared to 8.5% at December 31, 1999.

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

          The following chart shows the regulatory capital levels for the company at June 30, 2000, June 30, 1999, and December 31, 1999:

                                               June 30,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          2000    1999        1999
----------------------      -------        -------  -----       -----
  Leverage Ratio              3%            8.2      8.6         8.4
  Risk Based Capital
    Tier 1 (core)             4%           13.5     14.1        13.8
    Tier 2 (total)            8%           14.5     15.2        14.8


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $57,162,609 classified as available for sale at June 30, 2000. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise.
In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At June 30, 2000, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $8,560,000 and $1,700,000, respectively, without purchasing any additional capital stock from the FHLB. As of June 30, 2000 there were no borrowings outstanding pursuant to these agreements.

     At June 30, 2000 and December 31, 1999, the Holding Company had outstanding loan commitments and unused lines of credit totaling $13,914,000 and $11,071,000, respectively. As of June 30, 2000, management placed a high probability for required funding within one year of approximately $8,759,000. Approximately $3,072,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at June 30,2000 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 3.7%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 1.0%. Under both interest rate scenarios the subsidiary banks were within the established guideline.

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


  Inapplicable


Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and six month periods ended June 30, 2000, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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

             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Charles K. Graham
              ---------------------------------------------------------------
                 Charles K. Graham
                 President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              ---------------------------------------------------------------
                 Francie P. Reppy
                 Senior Vice President and Chief Financial Officer



Dated: July 30, 2000

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