Form 10-Q
period 2000-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2000-11-14
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT of 1934

    For the Quarterly Period Ended September 30, 2000

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

Registrant's telephone number, including area code: (304) 277-1100
                                                    ----------------
                                       N/A
----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of November 6, 2000:

Common Stock, $5.00 Par Value, shares outstanding 1,508,526 shares

---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I
                              FINANCIAL INFORMATION

                First West Virginia Bancorp Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,          December 31,           September 30,
                                                                    2000                  1999                    1999
                                                               -------------          ------------           --------------
                                                                                     (Unaudited)
                    ASSETS
Cash and due from banks                                        $   4,572,134          $   5,335,861          $   4,949,377
Due from banks - interest bearing                                  4,657,756              6,478,406              6,060,432
                                                               -------------          -------------          -------------
     Total cash and cash equivalents                               9,229,890             11,814,267             11,009,809
Federal funds sold                                                 4,004,000              2,485,000              4,075,000
Investment securities
   Available for sale (at fair value)                             65,299,262             49,449,312             52,516,728
   Held to maturity  - fair value of
   $11,272,632 at September 30, 2000;
   $10,436,842 at December 31, 1999;
   and $10,660,316 at September 30, 1999                          11,312,170             10,646,112             10,787,539

Loans, net of unearned income                                    113,762,560            110,488,432            107,812,186
Less allowance for possible loan losses                           (1,239,475)            (1,147,720)            (1,174,164)
                                                               -------------          -------------          -------------
                Net loans                                        112,523,085            109,340,712            106,638,022
Premises and equipment, net                                        2,722,449              2,841,337              2,906,852
Accrued income receivable                                          1,474,451              1,356,419              1,368,459
Other assets                                                       1,483,960              1,239,475              1,245,957
                                                               -------------          -------------          -------------
               Total assets                                    $ 208,049,267          $ 189,172,634          $ 190,548,366
                                                               =============          =============          =============
                    LIABILITIES
Noninterest bearing deposits:
     Demand                                                    $  14,421,462          $  14,780,305          $  14,956,423
Interest bearing deposits:
     Demand                                                       25,433,511             23,961,233             26,107,420
     Savings                                                      58,208,036             52,872,689             50,409,864
     Time                                                         75,082,154             69,943,705             70,780,522
                                                               -------------          -------------          -------------
               Total deposits                                    173,145,163            161,557,932            162,254,229
                                                               -------------          -------------          -------------
Federal funds purchased and
  repurchase agreements                                           16,170,808             10,273,925             11,122,282
Accrued interest on deposits                                         607,628                499,352                512,332
Other liabilities                                                    835,475                785,953                751,818
                                                               -------------          -------------          -------------
               Total liabilities                                 190,759,074            173,117,162            174,640,661
                                                               -------------          -------------          -------------
STOCKHOLDERS' EQUITY
Common stock - 2,000,000 shares authorized at
  $5 par value 1,508,526 shares issued at
  September 30, 2000, December 31, 1999
  and September 30, 1999                                           7,542,630              7,542,630              7,542,630
Surplus                                                            4,739,381              4,739,381              4,739,381
Retained earnings                                                  5,662,993              4,638,742              4,261,749
Accumulated other comprehensive income                              (654,811)              (865,281)              (636,055)
                                                               -------------          -------------          -------------
          Total stockholders' equity                              17,290,193             16,055,472             15,907,705
                                                               -------------          -------------          -------------
            Total liabilities and stockholders' equity         $ 208,049,267          $ 189,172,634          $ 190,548,366
                                                               =============          =============          =============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                             -----------------------------         ------------------------------
                                                2000               1999               2000                1999
                                             ----------         ----------         -----------         ----------
                                                     (Unaudited)                           (Unaudited)
INTEREST INCOME
Interest and fees on loans and
  lease financing:
   Taxable                                   $2,451,089         $2,385,517         $ 7,177,690         $6,815,385
   Tax-exempt                                    66,666             44,282             173,687            148,881
Investment securities:
   Taxable                                      971,288            773,617           2,697,553          2,112,828
   Tax-exempt                                   134,765            121,364             392,636            384,537
Dividends                                        11,297             10,213              33,189             27,113
Other interest income                            97,784             47,248             277,613            109,867
Interest on federal funds sold                   97,797             73,470             228,094            194,642
                                             ----------         ----------         -----------         ----------
       Total interest income                  3,830,686          3,455,711          10,980,462          9,793,253
INTEREST EXPENSE
Deposits                                      1,708,586          1,365,616           4,758,706          3,907,301
Other borrowings                                172,077             75,278             431,995            195,600
                                             ----------         ----------         -----------         ----------
       Total interest expense                 1,880,663          1,440,894           5,190,701          4,102,901
                                             ----------         ----------         -----------         ----------
       Net interest income                    1,950,023          2,014,817           5,789,761          5,690,352
PROVISION FOR POSSIBLE LOAN LOSSES              100,500             97,500             295,500            250,500
                                             ----------         ----------         -----------         ----------
Net interest income after provision
       for possible loan losses               1,849,523          1,917,317           5,494,261          5,439,852
NONINTEREST INCOME
Service charges and other fees                  146,666            133,768             396,791            375,078
Securities gains (losses)                            --                 54              23,443             12,519
Gain on sale of building and land                    --                 --                  --            301,862
Other operating income                           84,784             65,251             233,202            200,684
                                             ----------         ----------         -----------         ----------
       Total noninterest income                 231,450            199,073             653,436            890,143
NONINTEREST EXPENSES
Salary and employee benefits                    657,144            640,778           1,940,706          1,872,468
Net occupancy and equipment expenses            191,746            196,631             589,381            580,472
Other operating expenses                        355,549            447,014           1,106,232          1,142,224
                                             ----------         ----------         -----------         ----------
       Total noninterest expense              1,204,439          1,284,423           3,636,319          3,595,164
                                             ----------         ----------         -----------         ----------
       Income before income taxes               876,534            831,967           2,511,378          2,734,831
                                             ----------         ----------         -----------         ----------
INCOME TAXES                                    272,594            265,450             763,035            875,908
                                             ----------         ----------         -----------         ----------
       Net income                            $  603,940         $  566,517         $ 1,748,343         $1,858,923
                                             ==========         ==========         ===========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING           1,508,526          1,508,526           1,508,526          1,508,526
                                             ==========         ==========         ===========         ==========
EARNINGS PER COMMON SHARE                    $     0.40         $     0.38         $      1.16         $     1.23
                                             ==========         ==========         ===========         ==========

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Accumulated
                                     Common Stock                                     Other
                               -----------------------                  Retained  Comprehensive  Comprehensive
                                  Shares       Stock       Surplus      Earnings      Income        Income       Total
                               -----------  -----------  -----------  -----------  ------------  -----------  ------------

Balance, December 31, 1999       1,508,526  $ 7,542,630  $ 4,739,381  $ 4,638,742  $  (865,281)  $            $ 16,055,472

Comprehensive income

  Net income for the nine
    months ended
    September 30, 2000                 --           --           --     1,748,343          --      1,748,343     1,748,343

  Other comprehensive income,
    net of tax
  Unrealized gains (losses)
    on securities, net of
    reclassification adjustment
    (see disclosure)                   --           --           --           --        210,470      210,470       210,470
                                                                                                 -----------
Comprehensive income                                                                             $ 1,958,813
                                                                                                 ===========

Cash dividend
  ($.48 per share)                     --           --           --      (724,092)          --                    (724,092)


                               -----------  -----------  -----------  -----------  ------------               ------------
Balance, September 30,
  2000 (Unaudited)               1,508,526  $ 7,542,630  $ 4,739,381  $ 5,662,993  $   (654,811)              $ 17,290,193
                               ===========  ===========  ===========  ===========  ============               ============


                                                                                   Accumulated
                                     Common Stock                                    Other
                               -----------------------                  Retained  Comprehensive  Comprehensive
                                  Shares       Stock       Surplus      Earnings      Income        Income       Total
                               -----------  -----------  -----------  -----------  ------------  -----------  ------------
Balance, December 31, 1998       1,257,252  $ 6,286,260  $ 4,739,381  $ 4,275,249  $    160,048  $            $ 15,460,938

Comprehensive income

  Net income for the nine
    months ended
    September 30, 1999                 --           --           --     1,858,923           --     1,858,923     1,858,923

  Other comprehensive income,
    net of tax
  Unrealized gains (losses)
    on securities, net of
    reclassification adjustment
    (see disclosure)                   --           --           --           --       (796,103)    (796,103)     (796,103)
                                                                                                 -----------
Comprehensive income                                                                             $ 1,062,820
                                                                                                 ===========

Cash dividend
  ($.41 per share)                     --           --           --      (616,053)          --                    (616,053)

20% common stock dividend
  at par value                     251,274    1,256,370                (1,256,370)
                               -----------  -----------  -----------  -----------  ------------               ------------
Balance, September 30,
  1999 (Unaudited)               1,508,526  $ 7,542,630  $ 4,739,381  $ 4,261,749  $   (636,055)              $ 15,907,705
                               ===========  ===========  ===========  ===========  ============               ============


                                                             For the nine months ended
                                                                   September 30,
                                                               2000           1999
                                                             ---------     ----------
Disclosure of reclassification amount:

Unrealized holding gains (losses)
   arising during the period                                 $ 225,164     $ (803,950)
Less: reclassification adjustment for
   gains (losses) included in net income                        14,694          7,847
                                                             ---------     ----------
Net unrealized gains (losses) on securities                  $ 210,470     $ (796,103)
                                                             =========     ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                              Nine Months Ended September 30,
                                                                 2000                  1999
                                                             ------------          ------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net Income                                                   $  1,748,343          $  1,858,923
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                      295,500               250,500
   Depreciation and amortization                                  253,066               272,851
   Amortization of investment securities, net                    (247,172)              (83,319)
   Investment security losses (gains)                             (23,443)              (12,519)
   (Gain) loss on disposal of premises and equipment                  579              (301,862)
   Decrease (increase) in interest receivable                    (118,032)             (125,853)
   Increase (decrease) in interest payable                        108,276                40,235
     Other, net                                                  (320,277)              (36,933)
                                                             ------------          ------------
  Net cash provided by operating activities                     1,696,840             1,862,023
                                                             ------------          ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                  (1,519,000)               17,000
Net (increase) decrease in loans, net of charge offs           (3,504,232)           (4,475,244)
Proceeds from sales of securities available for sale              886,964             1,165,057
Proceeds from maturities of securities available
  for sale                                                     34,614,000            38,515,000
Proceeds from maturities of securities held to
  maturity                                                      1,200,000             2,380,000
Principal collected on mortgage-backed securities               2,417,699             3,765,631
Purchases of securities available for sale                    (53,160,453)          (53,746,083)
Purchases of securities held to maturity                       (1,867,819)           (1,821,321)
Recoveries on loans previously charged-off                         26,359                19,129
Purchases of premises and equipment                              (134,757)              (91,262)
Proceeds from sales of premises and equipment                          --               418,152
                                                             ------------          ------------
       Net cash used by investing activities                  (21,041,239)          (13,853,941)
                                                             ------------          ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                            11,587,231            14,469,410
Dividends paid                                                   (724,092)             (616,053)
Increase (decrease) in short term borrowings                    5,896,883             4,128,258
                                                             ------------          ------------
       Net cash provided by financing activities             $ 16,760,022          $ 17,981,615
                                                             ------------          ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (2,584,377)            5,989,697
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                         11,814,267             5,020,112
                                                             ------------          ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                           $  9,229,890          $ 11,009,809
                                                             ============          ============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 AND 1999



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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, and Moundsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 1999 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $603,940 for the three months ended September 30, 2000 as compared to $566,517 for the same period during 1999. The increase in earnings during the third quarter of 2000 over 1999 was primarily attributed to an increase in noninterest income combined with the decrease in operating expenses, offset in part by a decrease in net interest income and an increase in the provision for loan losses. Earnings per share were $.40 in the third quarter of 2000, as compared to $.38 earned during the third quarter of 1999.

Net income for the nine months ended September 30, 2000 was $1,748,343 compared to $1,858,923 for the same period during 1999. The decrease in earnings for the nine months ended September 30, 2000 as compared to the same period in 1999 was primarily due to decreased noninterest income and increased operating expenses and the provision for loan losses, offset in part by increased net interest income. Earnings per share were $1.16 for the first nine months of 2000 as compared to $1.23 earned during the same period during 1999. Noninterest income decreased $236,707 due primarily to the gain on the sale of building and land by the holding company during the second quarter of 1999.

During the three month period ended September 30, 2000, net interest income decreased primarily from the increased interest paid on savings deposits combined with the increase in the average volume of savings and time deposits, offset in part by the increase in the average volume of investment securities and loans.

For the nine month period ended September 30, 2000, the increase in net interest income was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the average volume of savings and time deposits combined with the increase in the interest rates paid on savings deposits.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.16% for the three month period ended September 30, 2000 as compared to 1.20% for the same period of the prior year. For the nine months ended September 30, 2000 compared to September 30, 1999, ROA was 1.16% and 1.37%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The holding company's ROE was 13.58% for the three months ended September 30, 2000 and 13.82% at September 30, 1999. For the nine months ended September 30, 2000 compared to September 30, 1999, ROE was 13.44% and 15.61%, respectively.

The Holding Company as of September 30, 2000 had total assets of $208,049,267 an increase of 10.0% over the $189,172,634 reported for the year ended December 31, 1999. Loans net of reserves grew by $3,182,373 to $112,523,085, as compared to $109,340,712 reported at December 31, 1999. Total deposits increased in 2000 by $11,587,231, from $161,557,932 at December 31, 1999 to $173,145,163 at September
30, 2000, primarily due to the increase in time and savings deposits. The allowance for loan losses amounted to 1.1% of total loans at September 30, 2000, compared to 1.0% of total loans at December 31, 1999.

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

                       First West Virginia Bancorp, Inc.

                                     Three months ended        Nine months ended                 Years ended
                                        September 30,             September 30,                   December 31,
                                    ---------------------    --------------------    ------------------------------------
                                      2000         1999        2000         1999       1999          1998          1997
                                    --------     --------    --------     -------    ---------    ---------      --------
SUMMARY OF OPERATIONS
   Total interest income            $  3,831     $  3,456    $ 10,980    $  9,793    $  13,207    $  12,452     $ 11,507
   Total interest expense              1,881        1,441       5,191       4,103        5,602        5,324        4,745
   Net interest income                 1,950        2,015       5,789       5,690        7,605        7,128        6,762
   Provision for loan losses             100           98         295         250          348          256          131
   Total other income                    231          199         653         890        1,073          787          639
   Total other expenses                1,204        1,284       3,636       3,595        4,740        4,674        4,377
   Income before income taxes            877          832       2,511       2,735        3,590        2,985        2,893
   Net income                            604          567       1,748       1,859        2,450        2,033        1,931

PER SHARE DATA (1)
   Net income                       $   0.40     $   0.38    $   1.16    $   1.23    $    1.62    $    1.35     $   1.28
   Cash dividends declared              0.16         0.14        0.48        0.41         0.55         0.49         0.43
   Book value per share                11.46        10.55       11.46       10.55        10.64        10.25         9.37

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $113,762     $106,451    $112,371    $104,944    $ 105,775    $  99,345     $ 86,609
   Investment securities              73,246       62,664      69,353      59,247       60,405       48,543       51,754
   Deposits - interest bearing       158,621      144,865     154,040     140,106      141,768      127,520      120,589
   Stockholders' equity               17,693       16,283      17,374      15,922       16,087       14,697       13,400
   Total assets                      207,611      187,478     201,054     181,000      183,436      164,630      153,290

SELECTED RATIOS
   Return on average assets             1.16%        1.20%       1.16%       1.37%        1.34%        1.23%        1.26%
   Return on average equity            13.58%       13.82%      13.44%      15.61%       15.23%       13.83%       14.41%
   Average equity to average assets     8.52%        8.69%       8.64%       8.80%        8.77%        8.93%        8.74%
   Dividend payout ratio (1)           40.00%       36.84%      41.38%      33.33%       33.95%       36.30%       33.59%
   Loan to Deposit ratio               65.70%       66.45%      65.70%      66.45%       68.39%       70.07%       69.59%

BALANCE SHEET                                September 30,                               December 31,
                                       -------------------------         ------------------------------------------
                                         2000             1999             1999             1998             1997
                                       --------         --------         --------         --------         --------
   Investments                         $ 76,611         $ 63,304         $ 60,095         $ 54,735         $ 45,444
   Loans                                113,762          107,812          110,489          103,555           95,374
   Other assets                          17,676           19,432           18,589           13,105           15,325
                                       --------         --------         --------         --------         --------
      Total Assets                     $208,049         $190,548         $189,173         $171,395         $156,143
                                       ========         ========         ========         ========         ========
   Deposits                            $173,145         $162,254         $161,558         $147,785         $137,045
   Federal funds purchased and
      repurchase agreements              16,171           11,122           10,274            6,994            4,075
   Other liabilities                      1,443            1,264            1,285            1,155              894
   Stockholders' equity                  17,290           15,908           16,056           15,461           14,129
                                       --------         --------         --------         --------         --------
      Total Liabilities and
      Stockholders' Equity             $208,049         $190,548         $189,173         $171,395         $156,143
                                       ========         ========         ========         ========         ========

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

Net Interest Income

Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and nine months ended September 30, 2000 and 1999.

Net interest income decreased $64,794 or 3.2%, during the three months ended September 30, 2000 as compared to the same period in 1999. The decrease in net interest income was primarily attributable to the increase interest paid on deposits and other borrowings. Interest and dividend income on investment securities increased $212,156 or 23.4%, for the three months ended September 30, 2000 over 1999 primarily due to the increase in the average volume of investment securities. Interest and fees on loans increased $87,956 or 3.6% during the three month period ended September 30, 2000 as compared to the same period in 1999 and resulted primarily from an increase in average loan volume. Interest expense increased $439,769 or 30.5% primarily due to the increase in the average volume of savings and time deposits combined with the increase in rates paid on savings deposits and time deposits.

For the nine months ended September 30, 2000, net interest income was $5,789,761, an increase of $99,409 or 1.7%, from the same period in 1999. The increase in net interest income was primarily attributable to the increase in investment securities and the growth in the loan portfolio offset in part by the increase in the average volume of savings deposits and the average rates paid on savings and time deposits. Interest and dividend income on investment securities increased $598,900 or 23.7% during the nine months ended September 30, 2000 over 1999. The increase in the average volume of investment securities primarily contributed to the increase in net interest income. The average yield on investment securities increased .29%, from 5.73% at December 31, 1999 to 6.02% at September 30, 2000. Interest and fees on loans increased $387,111 or 5.6% for the nine month period ended September 30, 2000 as compared the same period in 1999. The increased interest income on loans resulted primarily from an increase in the average loan volume which was partially offset by a decrease in average rates earned. Increases in real estate residential loans and commercial loans primarily contributed to the loan growth. The average yield on loans decreased from 8.80% at December 31, 1999 to 8.74% at September 30, 2000. During the nine months ended September 30, 2000, interest expense increased $1,087,800 or 26.5% as compared to the same period in 1999. Interest expense increased as a result of the increase in the volume of interest bearing liabilities combined with the increase in the average interest rates paid on interest bearing liabilities. Average volume increases of interest bearing liabilities were primarily the result of the growth in time deposits and savings deposits. The average yield paid on interest bearing liabilities increased .43%, from 3.72% at December 31, 1999 to 4.15% at September 30, 2000.

Noninterest Income

Noninterest income was $231,450 for the three months ended September 30, 2000, an increase of $32,377 as compared to the same period of the prior year. Service charges increased $12,898 during the three months ended September 30, 2000, up 9.6%, from the same period in 1999.

For the nine months ended September 30, 2000, noninterest income was $653,436, a decrease of $236,707 as compared to the same period of the prior year. The decrease in noninterest income resulted primarily from a gain on the sale of building and land by the holding company occurring during the nine months ended September 30, 1999. Service charges and other fees increased $21,713 or 5.8% over the same period in 1999. Sales of investment securities for the nine months ended September 30, 2000, and 1999 were primarily the result of sales by the holding company. The holding company accounted for securities gains of $37,940 and securities losses of $14,508 during the nine months ended September 30, 2000 and securities gains of $11,526 and a securities loss of $662 during 1999. The holding company sales were attributable to sales of marketable equity securities. Additionally, for the nine months ended September 30, 1999, a subsidiary bank also accounted for securities gains of $11,109 and securities losses of $9,454 and those sales were attributable to sales of securities available for sale.

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Non-Interest Expense

Noninterest expense decreased $79,984 or 6.2% for the three months ended September 30, 2000 as compared to the same period of the prior year. During the quarter ended September 30, 2000, salary and employee benefits increased $16,366 or 2.6%. The increase was primarily attributable to normal annual merit adjustments in salaries. The major components of other operating expenses include: office supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses decreased $91,465, or 20.5%, for the three month period ended September 30, 2000 as compared to the same period in the prior year. Decreased other operating expense, service expense and office supplies expense primarily contributed to the overall decrease in other operating expenses during the three month period ended September 30, 2000.

For the nine months ended September 30, 2000, noninterest expense increased $41,155 or 1.1% as compared to the same period of the prior year. Salary and employee benefits increased $68,238 or 3.6%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses decreased $35,992 or 3.2%, for the nine month period ended September 30, 2000 as compared to the same period in the prior year. Decreased other operating expenses, other taxes and service expense offset in part by the increased advertising expense, regulatory assessments and directors fees primarily contributed to the decrease in other operating expenses in 2000.


Income Taxes

Income tax expense for the three months ended September 30, 2000 was $272,594, an increase of 2.7% over the same period in 1999. The increase was primarily due to the increase in pre-taxable income of $44,567 for the three month period ended September 30, 2000 over 1999. Components of the income tax expense for September 30, 2000 were $226,799 for federal taxes and $45,795 for West Virginia corporate net income taxes. For the nine months ended September 30, 2000, income tax expense decreased 12.9% compared to the same period in 1999. The decrease was primarily due to the decrease in pre-taxable income of $223,453 during the nine months ended September 30, 2000 over 1999.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $201,431 and $165,646 for the three month periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, tax exempt income was $566,323 and $533,418, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
Table Two

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands) The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2000 and September 30, 1999 and the year ended December 31, 1999. Average balance sheet information as of September 30, 2000 and September 30, 1999 and the year ended December 31, 1999 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 2000 and 1999.

                                               For the Nine                                                     For the Nine
                                               Months ended                                                     Months ended
                                            September 30, 2000                December 31, 1999              September 30, 1999
                                        -----------------------------  -----------------------------   ---------------------------
                                        Average               Average   Average              Average    Average             Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest   Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------  -------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 53,713   $ 2,536    6.31%    $ 46,283   $ 2,799      6.05%   $ 45,105   $2,034      6.03%
 Obligations of states and
   political subdivisions                 12,269       422    4.59%      11,546       507      4.39%     11,693      385      4.40%
 Other securities                          3,371       165    6.54%       2,576       156      6.06%      2,449      105      5.73%
                                        --------   -------   ------    --------   -------    -------   --------   ------     ------
    Total Investment securities:          69,353     3,123    6.02%      60,405     3,462      5.73%     59,247    2,524      5.70%
Interest bearing deposits                  6,039       278    6.15%       3,861       195      5.05%      2,985      110      4.93%
Federal funds sold                         4,913       228    6.20%       4,923       244      4.96%      5,357      195      4.87%
Loans, net of unearned income            112,371     7,351    8.74%     105,775     9,306      8.80%    104,944    6,964      8.87%
                                        --------   -------   ------    ---------  --------   -------   --------   ------     ------
 Total earning assets                    192,676    10,980    7.61%     174,964    13,207      7.55%    172,533    9,793      7.59%

Cash and due from banks                    4,635                          4,628                           4,553
Bank premises and equipment                2,777                          2,994                           3,036
Other assets                               2,189                          2,005                           2,023
Allowance for possible loan losses        (1,223)                        (1,155)                         (1,145)
                                        --------                      ---------                        --------
 Total Assets                           $201,054                      $ 183,436                        $181,000
                                        ========                      -========                        ========
LIABILITIES
Certificates of deposit                 $ 72,599   $ 2,973    5.47%   $  67,309   $ 3,535      5.25%   $ 66,249   $ 2,617     5.28%
Savings deposits                          56,270     1,501    3.56%      48,752     1,368      2.81%     48,041       984     2.74%
Interest bearing demand deposits          25,171       285    1.51%      25,707       406      1.58%     25,816       306     1.58%
Federal funds purchased and
   Repurchase agreements                  13,097       432    4.41%       9,012       293      3.25%      8,520       196     3.08%
                                        --------   -------   ------   ---------   --------   -------   ---------  --------   ------
 Total interest bearing liabilities      167,137     5,191    4.15%     150,780     5,602      3.72%    148,626     4,103     3.69%
Demand deposits                           15,066                         15,241                          15,161
Other liabilities                          1,477                          1,328                           1,291
                                        --------                      ---------                        --------
 Total Liabilities                       183,680                        167,349                         165,078
STOCKHOLDERS' EQUITY                      17,374                         16,087                          15,922
                                        --------                      ---------                        --------
 Total Liabilities
    and Stockholders' Equity            $201,054                      $ 183,436                        $181,000
                                        ========                      =========                        ========
 Net yield on earning assets                       $ 5,789    4.01%               $ 7,605      4.35%              $ 5,690    4.41%
                                                   =======   ======               =======     ======              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2000 and 1999, and the year ended December 31, 1999, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $  12,269    $   683   7.44%   $  11,546   $   845      7.32%   $ 11,693   $   641    7.33%
    Loans                                112,371      7,467   8.88%     105,775     9,434      8.92%    104,944     7,064    9.00%
                                       =========    =======   =====   =========   =======    ======    -=======   =======    =====
 Total earning assets                  $ 192,676    $11,357   7.87%   $ 174,964   $13,673      7.81%   $172,533   $10,149    7.86%
                                       =========    =======   =====   =========   =======    ======    -=======   =======    -====
 Taxable equivalent net yield on
 earning assets                                     $ 6,166   4.28%               $ 8,071      4.61%              $ 6,046    4.68%
                                                    =======   =====               =======     ======              =======    =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Table Three

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands) The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2000 and September 30, 1999. Average balance sheet information as of September 30, 2000 and September 30, 1999 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2000 and 1999.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                  September 30, 2000                          September 30, 1999
                                            ----------------------------------         -------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate               Volume     Interest   Rate
                                            ----------    --------    -------         -----------    -------   -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                    $  56,849     $   909       6.36%            $  49,193  $    747     6.02%
   Obligations of states and
     political subdivisions                    12,941         151       4.64%               11,222       121     4.28%
   Other securities                             3,456          57       6.56%                2,249        37     6.53%
                                            ---------     -------     ------             ---------  --------   ------
Total Investment Securities                    73,246       1,117       6.07%               62,664       905     5.73%
Interest bearing deposits                       6,022          98       6.47%                3,889        47     4.79%
Federal funds sold                              5,988          98       6.51%                5,949        74     4.94%
Loans, net of unearned income                 113,762       2,518       8.81%              106,451     2,430     9.06%
                                            ---------     -------     ------             ---------  --------   ------
   Total earning assets                       199,018       3,831       7.66%              178,953     3,456     7.66%
Cash and due from banks                         4,825                                        4,695
Bank premises and equipment                     2,743                                        2,931
Other assets                                    2,290                                        2,056
Allowance for possible loan losses             (1,265)                                      (1,157)
                                            ---------                                    ---------
   Total Assets                             $ 207,611                                    $ 187,478
                                            -========                                    =========
LIABILITIES
Certificates of deposit                     $  74,967     $ 1,066       5.66%            $  68,798  $    914     5.27%
Savings deposits                               57,458         544       3.77%               49,817       356     2.84%
Interest bearing demand deposits               26,197          99       1.50%               26,250        96     1.45%
Federal funds purchased and
   Repurchase agreements                       14,615         172       4.68%                9,093        75     3.27%
                                            ---------     -------     ------             ---------  --------   ------
   Total interest bearing liabilities         173,237       1,881       4.32%              153,958     1,441     3.71%
Demand deposits                                15,093                                       15,857
Other liabilities                               1,588                                        1,380
                                            ---------                                    ---------
   Total Liabilities                          189,918                                      171,195
SHAREHOLDERS' EQUITY                           17,693                                       16,283
                                            ---------                                    ---------
   Total Liabilities
      and Shareholders' Equity              $ 207,611                                    $ 187,478
                                            =========                                    =========
Net yield on earning assets                               $ 1,950       3.90%                       $ 2,015     4.47%
                                                          =======     -=====                        -------    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2000 and 1999, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                 $ 12,941      $   241       7.41%         $  11,222     $  202     7.13%
     Loans                                  113,762        2,562       8.96%           106,451      2,459     9.17%
                                           -=======      =======      =====          =-=======     ======     ====
   Total earning assets                    $199,018      $ 3,965       7.93%         $ 178,953     $3,566     7.91%
                                           -=======      =======      =====          =========     ======     ====
    Taxable equivalent net yield on
     earning assets                                      $ 2,084       4.17%                       $2,125     4.71%
                                                         =======      =====                        ======     ====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------

     Investment securities increased $16,516,008 or 27.5% from $60,095,424 at December 31, 1999, to $76,611,432 at September 30, 2000. Taxable securities comprised 84.5% of total securities at September 30, 2000, as compared to 81.4% at December 31, 1999. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at market value increased $15,849,950 or 32.1% from December 31, 1999, and represented 85% of the investment portfolio at September 30, 2000. The increase was primarily due to the purchase of U.S. Government agency securities and mortgage backed securities. The held to maturity securities increased $666,058 or 6.3% from December 31, 1999 and represented 15% of the investment portfolio as of September 30, 2000. The increase was primarily the result of purchases of taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,044,684 and $1,380,468 at September 30, 2000 and December 31, 1999, respectively. The market value of securities classified as held to maturity was below book value by $39,538 and $209,270 at September 30, 2000 and December 31, 1999, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                         September 30,    December 31,    September 30,
                                            2000             1999             1999
                                         -----------      -----------     ------------
  Securities held to maturity:
  Obligations of states
        and political subdivisions         $11,312         $10,646         $10,787
                                           -------         -------         -------
            Total held to maturity         $11,312         $10,646         $10,787
                                           -------         -------         -------

  Securities available for sale:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           47,756         $40,700         $44,699
  Obligations of states
        and political subdivisions           1,628             507             508
  Corporate debt securities                    101             102             602
  Mortgage-backed securities                14,728           7,049           5,644
  Equity Securities                          1,086           1,091           1,064
                                           -------         -------         -------
            Total available for sale        65,299          49,449          52,517
                                           -------         -------         -------
            Total                          $76,611         $60,095         $63,304
                                           =======         =======         =======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 2000 and December 31, 1999 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   September 30, 2000                                December 31, 1999
                                    ----------------------------------------------      ------------------------------------------
                                         Securities                Securities               Securities             Securities
                                     Held to Maturity          Available for Sale        Held to Maturity      Available for Sale
                                    -----------------         --------------------      ------------------     ------------------
                                    Amount      Yield         Amount         Yield      Amount       Yield     Amount      Yield
                                    -------    ------         --------       -----      -------     ------     -------     ------
                                                      (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                   $    --        --%        $ 14,310        6.14%    $     --        --%     $ 4,504      5.25%
  After One But
     Within Five Years                   --        --           21,870        6.32           --        --       18,750      6.16
  After Five But
     Within Ten Years                    --        --           11,576        6.71           --        --       17,446      6.78
                                    -------     -----         --------      ------       ------    ------      -------      ----
                                         --        --           47,756        6.36           --        --       40,700      6.33

States & Political Subdivisions

  Within One Year                     1,749      6.75               --         --         1,020      6.40           --        --
  After One But
     Within Five Years                3,355      6.38              772        7.37        3,626      6.67           --        --
  After Five But
     Within Ten Years                 6,112      6.39              856        7.27        5,467      6.64          507      7.59
  After Ten Years                        96      7.82               --          --          533      6.81           --        --
                                    -------     -----         --------       -----     --------    ------      -------     -----
                                     11,312      6.45            1,628        7.32       10,646      6.64          507      7.59

Corporate Debt Securities
  Within One Year                        --        --              101        8.41           --        --           --        --
  After One But
     Within Five Years                   --        --               --          --           --        --          102      8.42
                                    -------     -----         --------       -----     --------    ------      -------     -----
                                        --         --              101        8.41           --        --          102      8.42

Mortgage-Backed Securities              --         --           14,728        7.30           --        --        7,049      6.44

Equity Securities                       --         --            1,086        5.40           --        --        1,091      5.29

                                    -------     -----         --------       -----     --------    ------      -------      ----
  Total                             $11,312      6.45%        $ 65,299        6.58%    $ 10,646      6.64%     $49,449      6.34%
                                    =======     =====         ========       =====     ========    ======      =======      ====


                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Loans
-----

     Loans net of unearned income increased $3,274,128 or 3.0% from December 31, 1999. The loan growth during the first nine months of 2000 can be attributed primarily to the increases in residential real estate loans, other loans and commercial loans, offset in part by the decrease in installment loans.

     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty-one percent (21%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise four percent (4%) of the loan portfolio. The only changes in the composition of the loan portfolio from December 31, 1999 to September 30, 2000 were a 1% increase in residential real estate loans, a 1% increase in other loans, a 1% decrease in installment loans and a 1% decrease in commercial loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.


Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands):

                                          September 30,            December 31,
                                   -------------------------       ------------
                                     2000             1999             1999
                                   --------         --------       ------------
Real Estate - Residential
Real estate-construction           $    100         $     73         $     73
Real estate-farmland                     89               81               79
Real estate-residential              42,168           38,587           39,898
                                   --------         --------         --------
                                   $ 42,357         $ 38,741         $ 40,050
                                   --------         --------         --------

     Commercial
Real estate-secured by
   nonfarm, nonresidential         $ 28,837         $ 27,711         $ 29,218
Commercial & industrial              14,109           13,048           13,542
                                   --------         --------         --------
                                   $ 42,946         $ 40,759         $ 42,760
                                   --------         --------         --------

     Installment
Installment and other
   loans to individuals            $ 23,691         $ 25,024         $ 24,513
                                   --------         --------         --------

       Others
Nonrated industrial
   development obligations         $  4,587         $  2,948         $  2,867
Other loans                             270              439              396
                                   --------         --------         --------
                                   $  4,857         $  3,387         $  3,263
                                   --------         --------         --------

Total                               113,851          107,911          110,586
Less unearned interest                   89               99               97
                                   --------         --------         --------
                                   $113,762         $107,812         $110,489
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

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 2000 and December 31, 1999 (in thousands) (Unaudited):

                                               September 30, 2000
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                         $607         $6,408         $7,094
  Real Estate - construction          100             --             --
                                     ----         ------         ------
     Total                           $707         $6,408         $7,094
                                     ====         ======         ======



                                                December 31, 1999
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                         $712         $7,564         $5,266
  Real Estate - construction           73             --             --
                                     ----         ------         ------
     Total                           $785         $7,564         $5,266
                                     ====         ======         ======

The following table presents an analysis of fixed and variable rate loans as of September 30, 2000 and December 31, 1999 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                               September 30, 2000
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                        $677         $4,548         $  785
  Variable Rates                       30          1,860          6,309
                                     ----         ------         ------
     Total                           $707         $6,408         $7,094
                                     ====         ======         ======

                                                December 31, 1999
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                 ------------  ------------    ----------
  Fixed Rates                        $586         $5,564         $1,150
  Variable Rates                      199          2,000          4,116
                                     ----         ------         ------
     Total                           $785         $7,564         $5,266
                                     ====         ======         ======

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

     Total non-performing loans were $550,000 at September 30, 2000 and $892,000 at December 31, 1999. Loans classified as non-accrual were $276,000 or .2% of total loans as of September 30, 2000, as compared to $573,000 or .5% of total loans at December 31, 1999. There were no loans classified as renegotiated as of September 30, 2000 and December 31, 1999. The loans past due 90 days or more decreased $191,000 to $128,000 at September 30, 2000 as compared to $319,000 at December 31, 1999. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      September 30,        December 31,
                                    ----------------       ------------
                                    2000        1999          1999
                                    ----        ----          ----
Past Due 90 Days or More:
  Real Estate - residential         $  9         $ 88         $ 66
  Commercial                          22           32           11
  Installment                         97          153          242
                                    ----         ----         ----
                                    $128         $273         $319
                                    ----         ----         ----
Non-accrual:
  Real Estate - residential         $  1         $  2         $ 17
  Commercial                         232          460          440
  Installment                         43           75          116
                                    ----         ----         ----
                                    $276         $537         $573
                                    ----         ----         ----

Other Real Estate                   $146         $ --         $ --
                                    ----         ----         ----

Total non-performing assets         $550         $810         $892
                                    ====         ====         ====
Total non-performing assets
   to total loans and
   other real estate                 .48%        0.75%        0.81%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $26,100 and $30,200 for the periods ended September 30, 2000 and 1999, respectively.

As of September 30, 2000, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $295,500 during the nine months ended September 30, 2000, as compared to $250,500 during the same period of the prior year. The allowance for possible loan losses at September 30, 2000 represents 1.1% of total loans outstanding. Net loan charge-offs for the nine months ended September 30, 2000 were primarily consumer loans. Personal bankruptcies continues to contribute to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                                  Summary of Loan Loss Experience
                                         -----------------------------------------------
                                                 September 30,              December 31,
                                          --------------------------        ------------
                                            2000              1999              1999
                                          --------          --------          --------
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                          $  1,148          $  1,123          $  1,123
Loans Charged Off:
  Real Estate - residential                     20                14                14
  Commercial                                    68                16                16
  Installment                                  142               188               315
                                          --------          --------          --------
                                               230               218               345
Recoveries:
  Real Estate - residential                     --                --                --
  Commercial                                    --                --                --
  Installment                                   26                19                22
                                          --------          --------          --------
                                                26                19                22
Net Charge-offs                                204               199               323

Additions Charged to Operations                295               250               348
                                          --------          --------          --------
Balance at end of period:                 $  1,239          $  1,174          $  1,148
                                          ========          ========          ========
Average Loans Outstanding                 $112,371          $104,944          $105,775
                                          ========          ========          ========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                   .18%              .19%              .31%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                                 1.09%             1.09%             1.04%


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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 1999, and the nine month period ended September 30, 2000 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                  September 30,                                              December 31,
                 ---------------    ----------------------------------------------------------------------------------------------

                       2000               1999               1998                1997              1996                1995
                 ---------------    ---------------    ----------------    --------------    ----------------   ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----   --------
Real estate -
  residential    $  241     37.2%   $  238     36.2%    $  208     34.2%    $  202    34.6%   $   192     36.5%   $  215     39.9%
Commercial          487     37.7       490     38.7        490     37.8        622    38.0        619     39.1       618     36.5
Installment         491     20.8       400     22.2        374     23.8        343    23.6        298     21.6       265     20.0
Others               20      4.3        20      2.9         20      4.2         20     3.8         20      2.8        20      3.6
Unallocated          --       --        --       --         31       --         31      --         31       --        31        -
                 ------    -----    ------    -----     ------    -----     ------   -----     ------    -----    ------    -----
Total            $1,239    100.0%   $1,148    100.0%    $1,123    100.0%    $1,218   100.0%    $1,160    100.0%   $1,149    100.0%
                 ======    =====    ======    =====     --====    =====     --====   =====     --====    =====    --====    =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $173,145,163 at September 30, 2000 as compared to $161,557,932 at December 31, 1999, an increase of 7.2%. Deposit growth increased primarily in savings and time deposits. The growth in savings deposits was mainly due to the increased demand for the Progressive Gold money market product by depositors. The increase in time deposits was primarily the result of special promotions offered by the subsidiary banks. At September 30, 2000, noninterest bearing deposits comprised 8% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 92% of total deposits. Since December 31, 1999, the changes in the deposit mix were a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.


Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                          September 30, 2000
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 5,596               $  2,255         $  4,223           $ 6,081       $ 18,155


                                          December 31, 1999
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 6,862               $  2,129         $  2,916           $ 3,696       $ 15,603


Federal funds purchased and repurchase agreements
--------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $16,170,808 at September 30, 2000, an increase of $6,246,883, as compared to December 31, 1999. The increase of repurchase agreements was primarily due to the increase in the balances maintained by existing commercial customers.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------

     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 6.4% during the first nine months of 2000 entirely from current earnings after quarterly dividends, and an increase of 1.3% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.3% of total assets at September 30, 2000 as compared to 8.5% at December 31, 1999.

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

          The following chart shows the regulatory capital levels for the company at September 30, 2000, September 30, 1999, and December 31, 1999:

                                             September 30,       Dec. 31
                                             -------------       -------
Ratio                       Minimum          2000     1999        1999
----------------------      --------         ----     ----        ----
  Leverage Ratio              3%              8.2      8.4         8.4
  Risk Based Capital
    Tier 1 (core)             4%             13.9     13.8        13.8
    Tier 2 (total)            8%             14.9     14.8        14.8


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $65,299,262 classified as available for sale at September 30, 2000. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. At September 30, 2000, Progressive Bank, N.A. and Progressive Bank, N.A.- Buckhannon, had an available line of approximately $8,500,000 and $1,700,000, respectively, without purchasing any additional capital stock from the FHLB. As of September 30, 2000 there were no borrowings outstanding pursuant to these agreements.

     At September 30, 2000 and December 31, 1999, the Holding Company had outstanding loan commitments and unused lines of credit totaling $13,031,000 and $11,071,000, respectively. As of September 30, 2000, management placed a high probability for required funding within one year of approximately $9,657,000. Approximately $3,053,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at September 30, 2000 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 5.4%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 2.4%. Under both interest rate scenarios the subsidiary banks were within the established guideline.

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


  Inapplicable




Item 5            Other Information
-----------------------------------

  Inapplicable

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and nine month periods ended September 30, 2000, are incorporated by reference in Part I:


(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended September 30, 2000.



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

                           First West Virginia Bancorp, Inc
                           --------------------------------
                                    (Registrant)

                           By: /s/ Charles K. Graham
                               ----------------------------------------------
                               Charles K. Graham
                               President and Chief Executive Officer/Director



                           By: /s/ Francie P. Reppy
                               ----------------------------------------------
                               Francie P. Reppy
                               Senior Vice President and Chief Financial Officer



Dated: November 6, 2000

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