Form 10-K
period 2000-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2001-03-28
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 19, 2001, was $13,857,433. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 19, 2001:

Common Stock, $5.00 Par Value 1,538,443 shares
--------------------------------------------

The total number of pages are 106; Exhibit Index is located on page 19

DOCUMENTS INCORPORATED BY REFERENCE


                                                Part of Form 10-K
                                                into which Document
Documents                                       is incorporated
---------                                       -------------------

Portions of the Annual
Report to Shareholders                          Part II, Items 5, 6, 7, and 8;
of First West Virginia                          Part III, Item 13;
Bancorp, Inc. for the                           Part IV, Item 14
year ended December 31, 2000.                   _____________________________


Portions of First West                          Part III, Items 10,
Virginia Bancorp, Inc.'s                        11, 12, and 13
Proxy statement for the
2001 Annual Meeting
of Shareholders.                                _____________________________

                                 FORM 10-K INDEX
                                 ---------------

PART I


Item 1         Business                                              4 - 11

Item 2         Properties                                              12

Item 3         Legal Proceedings                                       13

Item 4         Submission of Matters to a Vote of
                 Security Holders                                      13

PART II


Item 5         Market for the Registrant's Common Stock and
                 Related Stockholder Matters                         13 - 14

Item 6         Selected Financial Data                                 14

Item 7         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            14

Item 7A        Quantitative and Qualitative Disclosures About
                 Market Risk                                           15

Item 8         Financial Statements and Supplementary Data             15

Item 9         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                15

PART III


Item 10        Directors and Executive Officers of
                 Registrant                                          15 - 16

Item 11        Executive Compensation                                  17

Item 12        Security Ownership of Certain Beneficial
                 Owners and Management                                 17

Item 13        Certain Relationships and Related
                 Transactions                                          17

PART IV


Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                   17

               Signatures                                              18

               Exhibit Index                                           19

PART 1

Item 1            BUSINESS
--------------------------

General
-------------

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

         At December 31, 2000, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, in Buckhannon, West Virginia. Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke and Marshall counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has two full-service Automated Teller Machines (ATM) located at West Liberty State College, Ohio county, West Liberty, West Virginia and at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A. - Bellaire now operates as a branch of Progressive Bank, N.A. Progressive Bank, N.A. had total assets of $173,878,421 as of December 31, 2000. Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon operates a full service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 2000, Progressive Bank, N.A. - Buckhannon had total assets of $33,384,796.

         On October 2, 2000, the Corporation's subsidiary, Progressive Bank, N.A., entered into a Purchase and Assumption Agreement with United National Bank to purchase the building and deposits of United's New Martinsville, West Virginia branch office. Progressive Bank also entered into a Real Estate Purchase Agreement to purchase the building and land of United's Moundsville, West Virginia office located on Lafayette Avenue. The acquisition of the Moundsville Real estate closed in January 2001, while the New Martinsville acquisition is expected to close during the first quarter of 2001. The acquisition of the two offices will add approximately $11.3 million in assets to the Corporation. The deposits to be acquired in New Martinsville are approximately $9.5 million.

         Total Holding Company assets as of December 31, 2000, which include the assets of its operating subsidiary banks, were $207,893,209. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares were issued and outstanding as of December 31, 2000 to 393 shareholders. Shareholders' equity at that date was $18,225,100.

General Description of Business
-------------------------------

         First West Virginia Bancorp, Inc. operates a multi-bank holding company and is dependent upon subsidiaries for cash necessary to pay expenses, and dividends to its stockholders. The Holding Company functions primarily as the holder of the capital stock of its wholly-owned subsidiary banks.

         The subsidiary banks of the Holding company are engaged in the business of banking and provide a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to area consumers and business principals. The loan portfolio of the banks consists primarily of loans

-------------------------------------------


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

         First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 2000, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition
------------

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

         As a bank holding company, the Holding Company is required to file with the Federal Reserve Board reports and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board also makes examinations of the Holding Company. The Holding Company is also required to register with the Office of the Commissioner of Banking of West Virginia and file reports as requested. The Commissioner has the power to examine the Holding Company and its subsidiaries.

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

         Federal Reserve Board approval is required before the Holding Company may begin to engage in any permitted non-banking activity. The Federal Reserve Board is empowered to differentiate between activities which are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

--------------------------------------


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


Capital Requirements
---------------------------

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

         As of December 31, 2000, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.


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

--------------------------------------------------------------------------

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

         On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO)to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 2.07 and 1.19 basis points on BIF-assessable deposits during 2000 and 1999, respectively. There were no BIF assessments paid during 2000 and 1999.

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

Employees
-----------

         As of December 31, 2000, the Holding Company had 6 part-time employees. As of December 31, 2000, the subsidiary banks of the Holding Company had a total of 78 full-time employees and 14 part-time employees. No employees are union participants or subject to a collective bargaining agreement.


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

Statistical Information
---------------------------

         The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2000, included as
Exhibit 13.1 and such pages are incorporated herein by reference.

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
2.       Investment Portfolio

         a.   Book Value of Investments
                  Book values of investment securities at December 31, 2000 and 1999 are as follows (in thousands):

                                                              December 31,    December 31,
                                                                 2000             1999
                                                              -----------     ------------
                 Securities held to maturity:
                 Obligations of states
                    and political subdivisions                 $ 10,878           $ 10,646
                                                               --------           --------
                 Total held to maturity                        $ 10,878           $ 10,646
                                                               --------           --------
                 Securities available for sale:
                 U.S. Treasury securities and
                    obligations of U.S. Government
                    corporations and agencies                  $ 43,047           $ 40,700
                 Obligations of states
                    and political subdivisions                    2,051                507
                 Corporate debt securities                          592                102
                 Mortgage-backed securities                      15,286              7,049
                 Equity Securities                                1,091              1,091
                                                               --------           --------
                 Total available for sale                        62,067             49,449
                                                               --------           --------
                 Total                                         $ 72,945           $ 60,095
                                                               ========           ========

         b.      Maturity Schedule of Investments                              8

         c.      Securities of Issuers Exceeding 10% of
                 Stockholders' Equity                                        N/A

                  The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders' Equity.

-------------------------------------

3.       Loan Portfolio

         a.      Types of Loans                                               28

         b.      Maturities and Sensitivity to Changes in
                 Interest Rates                                               10

         c.      Risk Elements                                                12

         d.      Other Interest Bearing Assets                               N/A

4.       Summary of Loan Loss Experience                              11, 13, 14

5.       Deposits

         a.      Breakdown of Deposits by Categories,
                 Average Balance and Average Rate Paid                         5

         b.      Maturity Schedule of Time Certificates of
                 Deposit and Other Time Deposits of $100,000
                 or more                                                      30

6.       Return on Equity and Assets                                           3

7.       Short-Term Borrowings                                            15, 32

Item 2            PROPERTIES
--------------------------------

         The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 2000 as described below.

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


PART II


Item 5    Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

         As of December 31, 2000, the Holding Company had 393 shareholders of record who collectively held 1,538,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

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

         The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

                Period                             Stock Prices
             -----------                         -----------------
                                             Low                     High
                                           --------                ---------
                 2000
              -----------
              4th Quarter                  $  13.00                $   14.63
              3rd Quarter                  $  13.88                $   14.50
              2nd Quarter                  $  14.25                $   15.50
              1st Quarter                  $  15.13                $   16.50

                 1999
             ------------
            * 4th Quarter                  $  16.10                $   18.00
            * 3rd Quarter                  $  16.40                $   17.80
            * 2nd Quarter                  $  17.00                $   18.40
            * 1st Quarter                  $  18.40                $   22.40



            * Market prices were restated to reflect a 20% common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999.


Dividends

         The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 2000 were $.64 per share and $.54 per share for 1999.


The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2000, 1999 and 1998. The values stated have been adjusted for the two percent common stock dividend to shareholders of record as of December 1, 2000; the twenty percent common stock dividend to shareholders of record as of November 1, 1999; and the four percent common stock dividend to shareholders of record as of October 1, 1998.



                     DIVIDEND HISTORY OF HOLDING COMPANY
                     --------------------------------------
                                   (per share)
                                                                  Ratio -
                                                                Dividends to
                        Dividend          Net Income            Net Income
                     -------------        -------------         -------------
2000                         .64               1.51                 42.3%
1999                         .54               1.59                 33.9%
1998                         .48               1.32                 36.3%



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


Item 6      Selected Financial Data
--------------------------------------

         Selected Financial Data on page 3 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13.1, is incorporated herein by reference.



Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 4 through 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A       Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

         The information required by Item 7A is noted in part in Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on Page 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13.1, is incorporated herein by reference.

         The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at December 31, 2000 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 6.6%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 4.5%. Under both interest rate scenarios the subsidiary banks were within the established guideline.


Item 8      Financial Statements and Supplementary Data
--------------------------------------------------------

         The report of independent auditors and consolidated financial statements, included on pages 20 through 38 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 18 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2000, included in this report as Exhibit 13.1, is incorporated herein by reference.



Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not Applicable


PART III
-----------------
Item 10      Directors and Executive Officers of Registrant
------------------------------------------------------------


(a)      Directors of the Registrant
         ----------------------------

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.'s 2001 Proxy Statement dated March 15, 2001 for Annual Meeting of Stockholders to be held April 10, 2001, included in this report as Exhibit 99, is incorporated herein by reference.

Executive Officers of the Registrant
----------------------------------------

        The following table sets forth selected information about the principal officers of the Holding Company.

                                        TABLE

---------------------------------------------------------------------------------------------------
      Name               Age        All Positions with Holding Company and Subsidiaries
---------------------------------------------------------------------------------------------------
  George F. Beneke       87         Emeritus Chairman of the Board of the Holding Company since
                                    1998; Chairman of the Board of the Holding Company from 1979 to 1998; Director of the Holding Company since 1973;
                                    Director of Progressive Bank, N.A. since 1958
---------------------------------------------------------------------------------------------------
  Laura G. Inman         59         Chairman of the Board of the Holding Company since
                                    1998; Vice Chairman of the Board of the Holding
                                    Company 1995-1998; Senior Vice President of the
                                    Holding Company 1993-1995; Senior Vice President of
                                    Progressive Bank, N.A. since 1993; Director of the
                                    Holding Company and Director of Progressive Bank, N.A.
                                    since 1993.
---------------------------------------------------------------------------------------------------
  Sylvan J. Dlesk        62         Vice Chairman of the Board of the Holding Company
                                    since 2000; Director of Holding Company and Director
                                    of Progressive Bank, N.A. since 1988.
---------------------------------------------------------------------------------------------------
  Charles K. Graham      55         President and Chief Executive Officer of the Holding
                                    Company since 2000; Director of the Holding Company
                                    since 2000; Executive Vice President of the Holding
                                    Company 1986-2000; Vice President of the Holding Company
                                    1979-1986; President of Progressive Bank, N.A. since
                                    1985; Executive Vice President of Progressive Bank, N.A.
                                    1979-1985; Vice Chairman of Progressive Bank, N.A.-
                                    Buckhannon since 2000; and Director of Progressive Bank,
                                    N.A.- Buckhannon since 1986.
---------------------------------------------------------------------------------------------------
Beverly A. Barker        47         Executive Vice President, Chief Operating Officer, and
                                    Treasurer of the Holding Company since 2000; Senior
                                    Vice President and Treasurer of the Holding Company 1995-2000;
                                    Senior Vice President, Secretary and Treasurer of the
                                    Holding Company 1993-1995; Vice President, Secretary/
                                    Treasurer of the Holding Company 1990-1993; Executive
                                    Vice President, Chief Operating Officer and Cashier
                                    since 2000; Executive Vice President, Cashier of
                                    Progressive Bank, N.A. 1995-2000; Vice President,
                                    Cashier and Secretary of Progressive Bank, N.A. 1990-1995.
---------------------------------------------------------------------------------------------------
  Francie P. Reppy       40         Senior Vice President and Chief Financial Officer of
                                    the Holding Company since 2000; Controller of the Holding
                                    Company 1992-2000; Senior Vice President and Chief
                                    Financial Officer of Progressive Bank, N.A. since 2000; Controller of Progressive Bank, N.A. 1992-2000.
---------------------------------------------------------------------------------------------------
  Connie R. Tenney       45         Vice President of the Holding Company since 1996;
                                    President, Chief Executive Officer, Cashier and
                                    Secretary of Progressive Bank, N.A.- Buckhannon
                                    since 1995; Director of Progressive Bank, N.A. -
                                    Buckhannon since 1990; Executive Vice President,
                                    Cashier and Secretary of Progressive Bank, N.A.-
                                    Buckhannon 1990-1995; Cashier and Secretary 1986-1990
---------------------------------------------------------------------------------------------------
  David E. Yaeger        45         Vice President of the Holding Company 1996-2001;
                                    Senior Vice President of Progressive Bank, N.A.
                                    since 1997-2001; President and Chief Executive Officer
                                    of Progressive Bank, N.A.- Bellaire from 1994-1997
---------------------------------------------------------------------------------------------------

         With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11      Executive Compensation
---------------------------------------

         The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.'s 2001 Proxy Statement dated March 15, 2001 for Annual Meeting of Stockholders to be held April 10, 2001, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12      Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------------

         The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 2001 Proxy Statement dated March 15, 2001 for Annual Meeting of Stockholders held April 10, 2001, included in this report as
Exhibit 99, is incorporated herein by reference.

Item 13      Certain Relationships and Related Transactions
-------------------------------------------------------------

         The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.'s 2001 Proxy Statement dated March 15, 2001 for Annual Meeting of Stockholders held April 10, 2001, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 33 of the Annual Report to Shareholders for the year ended December 31, 2000, included in this report as
Exhibit 13.1, and incorporated herein by reference.

PART IV
--------
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8
----------------------------------------------------------------------------

(a) Financial Statements Filed; Financial Statement Schedules
-----------------------------------------------------------


The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

                                                                    Exhibit 13.1
                                                                     Page Number


Report of Certified Public Accountant ........................................20

Consolidated Balance Sheet (December 31, 2000 and December 31, 1999)..........21

Consolidated Statements of Income (Years ended December 31, 2000,
  1999 and 1998)..............................................................22

Consolidated Statements of Changes in Stockholders' Equity (Years ended
  December 31, 2000, 1999 and 1998) ..........................................23

Consolidated Statements of Cash Flows (Years ended
  December 31, 2000, 1999 and 1998)...........................................24

Notes to Consolidated Financial Statements (Years ended
  December 31, 2000, 1999 and 1998) ...................................  25 - 38

(b)      Reports on Form 8-K
       -----------------------

         No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)      Exhibits
      ------------

         The exhibits listed in the Exhibit Index on page 19 of this FORM 10-K are filed herewith or incorporated by reference.

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

                                 First West Virginia Bancorp, Inc.
                                 ---------------------------------
                                         (Registrant)

                                 By:  /s/ Charles K. Graham
                                      --------------------------------------
                                      Charles K. Graham
                                      President and Chief Executive
                                      Officer/Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                           Title                             Date
      --------------                        -------                          --------
                                      President, Chief
/s/  Charles K. Graham                Executive Officer                   March 20, 2001
---------------------------------     and Director
     Charles K. Graham

/s/  Francie P. Reppy                 Senior Vice President               March 20, 2001
---------------------------------     and Chief Financial Officer
     Francie P. Reppy


/s/  George F. Beneke                 Director                            March 20, 2001
---------------------------------
     George F. Beneke


/s/  Sylvan J. Dlesk                  Director                            March 20, 2001
---------------------------------
     Sylvan J. Dlesk


/s/  Benjamin R. Honecker             Director                            March 20, 2001
---------------------------------
     Benjamin R. Honecker


/s/  Laura G. Inman                   Director                            March 20, 2001
---------------------------------
     Laura G. Inman


/s/  James C. Inman, Jr.              Director                            March 20, 2001
---------------------------------
     James C. Inman, Jr.


/s/  R. Clark Morton                  Director                            March 20, 2001
---------------------------------
     R. Clark Morton


/s/  Karl W. Neumann                  Director                            March 20, 2001
---------------------------------
     Karl W. Neumann


/s/  Thomas A. Noice                  Director                            March 20, 2001
---------------------------------
     Thomas A. Noice


/s/  William G. Petroplus             Director                            March 20, 2001
---------------------------------
     William G. Petroplus

EXHIBIT INDEX

         The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
3.1       Certificate and Articles of Incorporation of First West Virginia
          Bancorp, Inc.
          Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated December 31, 2000 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated December 31, 2000 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker. Filed herewith and incorporated herein by reference.

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

99 Proxy statement for the Annual Shareholders meeting to be held April 10, 2001 Filed herewith and incorporated herein by reference.