Form 10-Q
period 2001-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2001-05-14
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended March 31, 2001

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

The number of shares outstanding of the issuer's common stock as of May 10, 2001: Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

                      FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I
                              FINANCIAL INFORMATION

                First West Virginia Bancorp Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,            December 31,           March 31,
                                                             2001                  2000                  2000
                                                         -------------         -------------         --------------
                                                                         (Unaudited)
              ASSETS

Cash and due from banks                                  $   5,052,957         $   4,944,650         $   4,440,502
Due from banks - interest bearing                            9,345,209             7,491,600             6,572,176
                                                         -------------         -------------         -------------
     Total cash and cash equivalents                        14,398,166            12,436,250            11,012,678
Federal funds sold                                           6,770,000             4,396,000             5,346,000
Investment securities
   Available for sale (at fair value)                       69,501,917            61,364,015            54,354,002

   Held to maturity - fair value of
   $10,388,938 at March 31, 2001;
   $10,920,799 at December 31, 2000;
   and $11,010,251 at March 31, 2000                        10,180,277            10,878,166            11,218,657

Loans, net of unearned income                              114,761,411           114,053,003           111,918,593
Less allowance for possible loan losses                     (1,400,543)           (1,302,044)           (1,176,097)
                                                         -------------         -------------         -------------
                Net loans                                  113,360,868           112,750,959           110,742,496
Premises and equipment, net                                  3,914,424             2,754,739             2,788,177
Accrued income receivable                                    1,524,899             1,543,124             1,388,104
Other assets                                                 2,228,318             1,769,956             2,166,576
                                                         -------------         -------------         -------------
               Total assets                              $ 221,878,869         $ 207,893,209         $ 199,016,690
                                                         =============         =============         =============
           LIABILITIES

Noninterest bearing deposits:

     Demand                                              $  16,366,235         $  16,518,451         $  14,659,076
Interest bearing deposits:
     Demand                                                 25,733,278            24,055,457            25,797,049
     Savings                                                64,959,200            59,943,940            56,481,196
     Time                                                   77,768,710            73,150,730            70,777,857
                                                         -------------         -------------         -------------
               Total deposits                              184,827,423           173,668,578           167,715,178
                                                         -------------         -------------         -------------
Federal funds purchased and
  repurchase agreements                                     16,509,818            14,526,328            13,573,124
Accrued interest on deposits                                   645,826               598,235               540,611
Other liabilities                                              960,833               874,968               909,392
                                                         -------------         -------------         -------------
               Total liabilities                           202,943,900           189,668,109           182,738,305
                                                         -------------         -------------         -------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized
at $5 par value 1,538,443 shares issued at
March 31, 2001 and December 31, 2000;
1,508,526 shares issued at March 31, 2000                    7,692,215             7,692,215             7,542,630
Surplus                                                      4,982,606             4,982,606             4,739,381
Retained Earnings                                            5,908,598             5,587,967             4,956,921
Accumulated other comprehensive income                         351,550               (37,688)             (960,547)
                                                         -------------         -------------         -------------
          Total stockholders' equity                        18,934,969            18,225,100            16,278,385
                                                         -------------         -------------         -------------
       Total liabilities and stockholders' equity        $ 221,878,869         $ 207,893,209         $ 199,016,690
                                                         =============         =============         =============

The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                    March 31,
                                                            2001               2000
                                                         ----------          ----------
                                                                   (Unaudited)
INTEREST INCOME

Interest and fees on loans and lease financing:

   Taxable                                               $2,419,957          $2,338,913
   Tax-exempt                                                70,621              51,679
Investment Securities:

   Taxable                                                  952,412             821,167
   Tax-exempt                                               130,464             128,816
Dividends                                                     9,382               8,728
Other interest income                                       115,213              94,807
Interest on Federal Funds Sold                               82,837              53,228
                                                         ----------          ----------
       Total interest income                              3,780,886           3,497,338
INTEREST EXPENSE

Deposits                                                  1,654,060           1,476,417
Other borrowings                                            138,472             116,150
                                                         ----------          ----------
       Total interest expense                             1,792,532           1,592,567
                                                         ----------          ----------
       Net interest income                                1,988,354           1,904,771
PROVISION FOR POSSIBLE LOAN LOSSES                          141,000              97,500
                                                         ----------          ----------
       Net interest income after provision
       for possible loan losses                           1,847,354           1,807,271
NONINTEREST INCOME

Service charges and other fees                              127,084             113,090
Securities gains (losses)                                     1,647              23,443
Other operating income                                       78,860              94,093
                                                         ----------          ----------
       Total noninterest income                             207,591             230,626
NONINTEREST EXPENSES

Salary and employee benefits                                633,215             652,379
Net occupancy expense of premises                           202,998             207,287
Other operating expenses                                    380,115             367,745
                                                         ----------          ----------
       Total noninterest expense                          1,216,328           1,227,411
                                                         ----------          ----------


       Income before income taxes                           838,617             810,486
                                                         ----------          ----------
INCOME TAXES                                                256,452             250,943
                                                         ----------          ----------
       Net income                                        $  582,165          $  559,543
                                                         ==========          ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,538,443           1,538,443
                                                         ==========          ==========
EARNINGS PER COMMON SHARE                                $     0.38          $     0.36
                                                         ==========          ==========

The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                          Common Stock                                     Other
                                     ---------------------                Retained     Comprehensive   Comprehensive
                                      Shares      Amount     Surplus      Earnings        Income          Income          Total
                                     ---------  ----------  ----------   ----------    -------------   -------------   ------------

Balance, December 31, 2000           1,538,443  $7,692,215  $4,982,606   $5,587,967      $ (37,688)       $            $18,225,100

Comprehensive income

  Net income for the three months
    ended March 31, 2001                    --          --          --      582,165             --         582,165         582,165
  Other comprehensive income,
  net of tax
   Unrealized gains (losses)
   on securities, net of
   reclassification adjustment
      (see disclosure)                      --          --          --           --        389,238         389,238         389,238
                                                                                                          --------
Comprehensive income                                                                                      $971,403
                                                                                                          ========
Cash dividend
  ($.17 per share)                          --          --          --     (261,534)            --                        (261,534)
                                     --------   ----------  ----------   ----------      ---------                     ----------
Balance, March 31, 2001(Unaudited)   1,538,443  $7,692,215  $4,982,606   $5,908,598      $ 351,550                     $18,934,969
                                     =========  ==========  ==========   ==========      =========                     ===========

                                                                                        Accumulated
                                          Common Stock                                    Other
                                     ---------------------                Retained     Comprehensive   Comprehensive
                                      Shares      Amount     Surplus      Earnings        Income          Income         Total
                                     ---------  ----------  ----------   ----------    -------------   -------------  -------------

Balance, December 31, 1999           1,508,526  $7,542,630  $4,739,381   $4,638,742      $(865,281)        $           $16,055,472

Comprehensive income

  Net income for the three months
    ended March 31, 2000                    --          --          --      559,543             --          559,543        559,543

  Other comprehensive income,
  net of tax
   Unrealized gains (losses)
   on securities, net of
   reclassification adjustment
      (see disclosure)                      --          --          --           --        (95,266)         (95,266)       (95,266)
                                                                                                           --------
Comprehensive income                                                                                       $464,277
                                                                                                           ========

Cash dividend
  ($.16 per share)                          --          --          --     (241,364)            --                        (241,364)
                                     ---------  ----------  ----------   ----------      ---------                     -----------
Balance, March 31, 2000(Unaudited)   1,508,526  $7,542,630  $4,739,381   $4,956,921      $(960,547)                    $16,278,385
                                     =========  ==========  ==========   ==========      =========                     ===========

                                                             For the three months ended
                                                                      March 31,
                                                                 2001          2000
                                                              ----------     --------
Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses)
   arising during the period                                 $390,270        $(80,572)
Less: reclassification adjustment for
   gains (losses) included in net income                        1,032          14,694
                                                             --------        --------
Net unrealized gains (losses) on securities                  $389,238        $(95,266)
                                                             ========        ========

The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended March 31,
                                                                     2001                  2000
                                                                 ------------         -------------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net Income                                                       $    582,165         $    559,543
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                          141,000               97,500
   Depreciation and amortization                                       76,650               84,355
   Amortization of investment securities, net                         (81,317)             (53,958)
   Investment security losses (gains)                                  (1,647)             (23,443)
   Decrease (increase) in interest receivable                          18,225              (31,685)
   Increase (decrease) in interest payable                             47,591               41,259
     Other, net                                                        17,008              (46,141)
                                                                 ------------         ------------
  Net cash provided by operating activities                           799,675              627,430
                                                                 ------------         ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                      (2,374,000)          (2,861,000)
Net (increase) decrease in loans, net of charge offs                 (759,732)          (1,518,700)
Proceeds from sales of securities available for sale                  558,334              877,703
Proceeds from maturities of securities available for sale          30,188,923            2,500,000
Proceeds from maturities of securities held to maturity               700,000              105,000
Principal collected on mortgage-backed securities                   1,417,050              907,115
Purchases of securities available for sale                        (39,600,364)          (9,963,455)
Purchases of securities held to maturity                                   --             (678,984)
Recoveries on loans previously charged-off                              8,823               19,416
Cash acquired in purchase of branch office                          8,990,870                   --
Purchases of premises and equipment                                (1,236,335)             (31,195)
                                                                 ------------         ------------
       Net cash used by investing activities                       (2,106,431)         (10,644,100)
                                                                 ------------         ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                11,158,845            6,157,246
Deposits acquired in purchase of branch office                     (9,612,129)                  --
Dividends paid                                                       (261,534)            (241,364)
Increase (decrease) in short term borrowings                        1,983,490            3,299,199
                                                                 ------------         ------------
       Net cash provided by financing activities                 $  3,268,672         $  9,215,081
                                                                 ------------         ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  1,961,916             (801,589)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                             12,436,250           11,814,267
                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                               $ 14,398,166         $ 11,012,678
                                                                 ============         ============

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 AND 2000


1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 2000, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has two wholly-owned subsidiaries:
Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2000 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $582,165 for the three months ended March 31, 2001 as compared to $559,543 for the same period during 2000. The 4.0% increase in earnings during the first quarter of 2001 over 2000 can be primarily attributed to increased net interest income and the decrease in noninterest expenses, partially offset by the decrease in noninterest income and the increase in the provision for loan losses. Earnings per common share were $.38 in 2001 compared to $.36 in 2000.

Operational earnings improved with net interest income increasing $83,583 or 4.4%, to $1,988,354 during the three months ended March 31, 2001 as compared to the same period in 2000. Net interest income increased primarily due to the increase in the average loan volume and the increase in interest rates on loans combined with the increase in the average volume of investment securities.

The return on average assets (ROA), which measures the effectiveness of asset utilization to produce net income, was 1.12% and 1.16% at March 31, 2001 and 2000, respectively. The return on average equity (ROE), which measures the return on the stockholders' investment, was 12.90% and 13.22% at March 31, 2001 and 2000, respectively. The Board of Directors declared and paid cash dividends of $.17 per share during the first quarter of 2001 as compared to $.16 during the same period in 2000.

During the first quarter of 2001, the Corporation's subsidiary, Progressive Bank, N.A., opened two full-service offices in West Virginia, one in Moundsville, and one in New Martinsville. In October, 2000, Progressive Bank, N.A. entered into a Purchase and Assumption Agreement with United National Bank to purchase the building and deposits of United's New Martinsville, West Virginia branch office located at 425 Third Street. Progressive Bank also entered into a Real Estate Purchase Agreement to purchase the building and land of United's Moundsville, West Virginia branch office located at 809 Lafayette Avenue. The acquisition of the two offices added approximately $11.5 million in assets during the first quarter of 2001. Total deposits acquired in the New Martinsville transaction were approximately $9.6 million.

The Holding Company as of March 31, 2001 had total assets of $221,878,869 an increase of 6.7% over the $207,893,209 reported for the year ended December 31, 2000. Loans net of reserves increased during the first quarter of 2001 by $609,909 to $113,360,868, as compared to $112,750,959 reported at December 31,
2000. Total deposits increased in 2001 by $11,158,845, from $173,668,578 at
December 31, 2000 to $184,827,423 at March 31, 2001.

The allowance for loan losses amounted to $1,400,543 at March 31, 2001 or 1.2% of total loans, compared to $1,302,044 or 1.1% of total loans at December 31, 2000. Non- performing assets were $2,693,000 at March 31, 2001, as compared to $2,283,000 at December 31, 2000.

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

                        First West Virginia Bancorp, Inc.

                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ----------------------            ----------------------------------------------
                                        2001         2000                 2000       1999         1998         1997
                                     ---------     --------            --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $   3,781     $ 3,497             $ 14,869    $ 13,207     $ 12,452     $11,507
   Total interest expense                1,793       1,592                7,155       5,602        5,324       4,745
   Net interest income                   1,988       1,905                7,714       7,605        7,128       6,762
   Provision for loan losses               141          98                  436         348          256         131
   Total other income                      208         231                  880       1,073          787         639
   Total other expenses                  1,216       1,227                4,816       4,740        4,674       4,377
   Income before income taxes              839         811                3,341       3,590        2,985       2,893
   Net income                              582         560                2,326       2,450        2,033       1,931

PER SHARE DATA (1)
   Net income                        $     .38     $   .36             $   1.51    $   1.59     $   1.32     $  1.25
   Cash dividends declared                 .17         .16                  .64         .54          .48         .43
   Book value per share                  12.31       10.58                11.85       10.44        10.05        9.18

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $ 114,303     $110,764            $112,579    $ 105,775    $ 99,345    $ 86,609
   Investment securities                71,112       64,327              69,548       59,716      47,911      51,203
   Deposits - Interest Bearing         159,635      149,348             155,172      141,768     127,520     120,589
   Stockholders' equity                 18,292       17,031              17,448       16,087      14,697      13,400
   Total Assets                        209,977      194,556             203,529      183,436     164,630     153,290

BALANCE SHEET
   Investments                       $  79,682     $ 65,572            $ 72,242   $   59,394    $ 54,080    $ 44,883
   Loans                               114,761      111,919             114,053      110,489     103,555      95,374
   Other Assets                         27,436       21,526              21,598       19,290      13,760      15,886
                                     ---------     --------            --------   ----------    --------    --------
      Total Assets                   $ 221,879     $199,017            $207,893   $  189,173    $171,395    $156,143
                                     =========     ========            ========   ==========    ========    ========
   Deposits                          $ 184,827     $167,715            $173,669   $  161,558    $147,785    $137,045
   Federal funds purchased and
     Repurchase Agreements              16,510       13,573              14,526       10,274       6,994       4,075
   Other Liabilities                     1,607        1,450               1,473        1,285       1,155         894
   Shareholders' Equity                 18,935       16,279              18,225       16,056      15,461      14,129
                                     ---------     --------            --------   ----------    --------     -------
      Total Liabilities and
      Shareholders' Equity           $ 221,879     $199,017            $207,893   $  189,173    $171,395    $156,143
                                     =========     ========            ========   ==========    ========    ========
SELECTED RATIOS
   Return on average assets              1.12%        1.16%               1.14%        1.34%       1.23%       1.26%
   Return on average equity             12.90%       13.22%              13.33%       15.23%      13.83%      14.41%
   Average equity to average assets      8.71%        8.75%               8.57%        8.77%       8.93%       8.74%
   Dividend payout ratio (1)            44.74%       44.44%              42.38%       33.96%      36.36%      34.40%
   Loan to Deposit ratio                62.09%       66.73%              65.67%       68.39%      70.07%      69.59%

(1) Adjusted for the 2 percent common stock dividend to stockholders of record as of December 1, 2000, a 6 for 5 stock split in the effect of a twenty
     (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998, and a 3 for 2 stock split in the effect of a fifty (50) percent common stock dividend to shareholders of record as of October 1, 1997.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2001 and 2000.

Net interest income was $1,988,354 for the three months ended March 31, 2001, an increase of $83,583 or 4.4%, from the same period in 2000. Net interest income increased during the first quarter of 2001 compared to the same period in 2000 primarily due to an increase in investment securities, increased loans combined with an increase in interest rates earned on such loans, offset in part by an increase in savings deposits and in the interest rates paid on time deposits.

Interest income on investment securities increased $132,893 or 14.0% during the three months ended March 31, 2001 over 2000. The increase in the average volume of investment securities primarily contributed to the increase in net interest income during the first quarter of 2001. The average volume of investment securities increased $1,564,000 since December 31, 2000. The average yield on investment securities increased .15%, from 6.03% at December 31, 2000 to 6.18% at March 31, 2001.

Interest and fees on loans increased $99,986 or 4.2% for the three month period ended March 31, 2001 as compared the same period in 2000. The increased interest income on loans and lease financing resulted primarily from an increase in the average loan volume combined with an increase in average rates earned. Increases in commercial loans primarily contributed to the loan growth. The average yield on loans increased from 8.75% at December 31, 2000 to 8.84% at March 31, 2001.

During the three months ended March 31, 2001, interest expense increased $199,965 or 12.6% as compared to the same period in 2000. Interest expense increased as a result of an increase in the average volume of interest bearing liabilities. Average volume increases of interest bearing liabilities during the first quarter of 2001 were primarily the result of the growth in savings deposits. The average yield paid on interest bearing liabilities decreased .06%, from 4.23% at December 31, 2000 to 4.17% at March 31, 2001. The decrease in the average yield on interest bearing liabilities during the first quarter of 2001 was primarily due to the decrease in the interest rates paid on savings deposits and repurchase agreements offset in part by the increase in interest rates paid on time deposits.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 4.24% at March 31, 2001, as compared to 4.21% at December 31, 2000 and 4.37% at March 31, 2000.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Noninterest Income

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $13,994 during the three months ended March 31, 2001, up 12.4%, from the same period in 2000.

Sales of investment securities for the three month periods ended March 31, 2001 and 2000 were primarily the result of sales by the Holding Company. The Holding Company accounted for securities gains of $11,129 and securities losses of $9,387 during the period ended March 31, 2001 and securities gains of $37,940 and securities losses of $14,508 during the period ended March 31, 2000 and those sales were attributable to sales of marketable equity securities.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers' checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the first quarter of 2001, other operating income was $78,860, a decrease of $15,233 or 16.2% compared to the same period in 2000. The decrease in other operating income primarily was due to a loss of other credit card income and other miscellaneous fees and commissions during the first quarter of 2001.

Non-Interest Expense

Salary and employee benefits is the largest component of noninterest expense. Salary and employee benefits decreased $19,164 or 2.9% during the three months ended March 31, 2001 over the same period in 2000. The decrease in salary and employee benefits in 2001 compared to 2000 was primarily due to the redistribution of responsibilities and duties within the Company after the retirement of the former President and CEO in 2000, offset in part by the hiring of personnel for the Moundsville and New Martinsville, West Virginia offices combined with the normal annual merit adjustments.

The major components of other operating expenses include: stationery and supplies, directors' fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $12,370 or 3.4% for the three months ended March 31, 2001 over 2000. The increase in other operating expenses during the first quarter of 2001 was primarily due to the increases in deposit premium amortization, other taxes, director's fees, advertising, and donations.

Income Taxes

Income tax expense for the period ended March 31, 2001 was $256,452, an increase of 2.2% over the same period in 2000. The increase was primarily due to the increase in pre-taxable income of $28,131 for the period ended March 31, 2001 over 2000. Components of the income tax expense for March 31, 2001 were $213,888 for federal taxes and $42,564 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $201,085 and $180,495 for the three month periods ended March 31, 2001 and 2000, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2001 and 2000 and for the year ended December 31, 2000.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2001 and March 31, 2000 and the year ended December 31, 2000. Average balance sheet information as of March 31, 2001 and March 31, 2000 and the year ended December 31, 2000 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 2001 and 2000.

                                               For the three                                                    For the three
                                               months ended                                                     months ended
                                              March 31, 2001                   December 31, 2000               March 31, 2000
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average             Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 38,605    $  600    6.30%    $ 42,503  $  2,675      6.29%   $ 42,949   $  647     6.06%
 Mortgage-backed securities               16,233       276    6.90%      12,123       778      6.42%      7,299      133     7.33%
 Obligations of states and
   political subdivisions                 12,821       153    4.84%      12,431       576      4.63%     11,576      129     4.48%
 Other securities                          3,453        54    6.34%       2,491       162      6.50%      2,503       41     6.59%
                                        --------    ------  -------     --------  --------    ------    -------    -----   -------
    Total Investment securities:          71,112     1,083    6.18%      69,548     4,191      6.03%     64,327      950     5.94%
Interest bearing deposits                  8,441       112    5.38%       6,375       398      6.24%      6,538       92     5.66%
Federal funds sold                         6,124        83    5.50%       6,041       380      6.29%      3,785       53     5.63%
Loans, net of unearned income            114,303     2,491    8.84%     112,579     9,853      8.75%    110,764    2,391     8.68%
Other earning assets                         703        12    6.92%         702        47      6.70%        701       11     6.31%
                                        --------    ------  -------     --------  --------    ------    -------    -----   -------
 Total earning assets                    200,683     3,781    7.64%     195,245    14,869      7.62%    186,115    3,497     7.56%
Cash and due from banks                    4,740                          4,602                           4,674
Bank premises and equipment                3,374                          2,777                           2,814
Other assets                               2,549                          2,148                           2,135
Allowance for possible loan losses        (1,369)                        (1,243)                         (1,182)
                                        --------                      ---------                        --------
 Total Assets                           $209,977                      $ 203,529                        $194,556
                                        ========                      =========                        ========
LIABILITIES
Certificates of deposit                 $ 73,543    $1,070    5.90%   $  73,128   $ 4,065      5.56%   $ 70,487   $  933     5.32%
Savings deposits                          61,494       511    3.37%      56,940     2,080      3.65%     54,156      451     3.35%
Interest bearing demand deposits          24,598        74    1.22%      25,104       374      1.49%     24,705       93     1.51%
Federal funds purchased and
   Repurchase agreements                  14,678       138    3.81%      14,067       637      4.53%     11,812      116     3.95%
                                        --------    ------    -----   ---------   -------     ------   --------   ------    ------
 Total interest bearing liabilities      174,313     1,793    4.17%     169,239     7,156      4.23%    161,160    1,593     3.98%
Demand deposits                           15,836                         15,301                          14,958
Other liabilities                          1,536                          1,541                           1,407
                                        --------                      ---------                        --------
 Total Liabilities                       191,685                        186,081                         177,525
STOCKHOLDERS' EQUITY                      18,292                         17,448                          17,031
                                        --------                      ---------                        --------
 Total Liabilities
    and Stockholders' Equity            $209,977                      $ 203,529                        $194,556
                                        ========                      =========                        ========
 Net yield on earning assets                        $1,988    4.02%              $  7,713      3.95%              $1,904     4.11%
                                                    ======   ======               =======      =====              ======     ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2001 and 2000, and the year ended December 31, 2000, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $  12,821    $   217   6.85%   $  12,431   $   925      7.44%   $ 11,576   $  215     7.47%
    Loans                                114,303      2,538   9.00%     112,579    10,012      8.89%    110,764    2,425     8.81%
                                       =========    =======   =====   =========   =======      =====    =======   ======     =====
 Total earning assets                  $ 200,683    $ 3,892   7.86%   $ 195,245   $15,377      7.88%   $186,115   $3,617     7.82%
                                       =========    =======   =====   =========   =======      =====    =======   ======     =====
 Taxable equivalent net yield on
 earning assets                                     $ 2,099   4.24%               $ 8,221      4.21%              $2,024     4.37%
                                                    =======   =====               =======      =====              ======     =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $7,440,013 or 10.3% from $72,242,181 at December 31, 2000, to $79,682,194 at March 31, 2001. Taxable securities comprised 84.8% of total securities at March 31, 2001, as compared to 84.3% at December 31, 2000. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.
     Available for sale securities, at market value increased $8,137,902 or 13.3% from December 31, 2000, and represented 87% of the investment portfolio at March 31, 2001. The increase was primarily due to the purchase of mortgage-backed and corporate debt securities. The held to maturity securities decreased $697,889 or 6.4% from December 31, 2000 and represented 13% of the investment portfolio as of March 31, 2001. The decrease was primarily the result of maturities of taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $560,864 at March 31, 2001 and decreased by $60,128 at December 31, 2000. The market value of securities classified as held to maturity was above book value by $208,661 and $42,633 at March 31, 2001 and December 31, 2000, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                          March 31,       December 31,     March 31,
                                            2001             2000             2000
                                         -----------      -----------     ------------
  Securities held to maturity:
  Obligations of states
        and political subdivisions        $ 10,180        $ 10,878        $ 11,218
                                           -------        --------        --------
            Total held to maturity        $ 10,180        $ 10,878        $ 11,218
                                           -------        --------        --------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           38,443        $ 43,047        $ 45,547
  Obligations of states
        and political subdivisions           3,270           2,051             506
  Corporate debt securities                  6,053             592             598
  Mortgage-backed securities                21,282          15,286           7,301
  Equity Securities                            454             388             402
                                          --------        --------        --------
            Total available for sale        69,502          61,364          54,354
                                          --------        --------        --------
            Total                         $ 79,682        $ 72,242        $ 65,572
                                          ========        ========        ========

-------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Table Four
Investment Portfolio (Continued)
(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 2001 and December 31, 2000 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 2001                                  December 31, 2000
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------   ---------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                  $     --       -- %      $  13,390        5.17 %   $     --       -- %     $  8,843    6.13 %
  After One But
     Within Five Years                   --       --           16,191        5.73           --       --         24,422    6.20
  After Five But
     Within Ten Years                    --       --            7,399        6.50           --       --          9,782    6.57
  After Ten Years                        --       --            1,463        6.46           --       --             --      --
                                   --------     -----          -------      ------    ---------     ------     ---------  -----
                                         --       --           38,443        5.70           --       --         43,047    6.27

States & Political Subdivisions

  Within One Year                     1,315      5.87              --         --         2,008      6.74            --      --
  After One But
     Within Five Years                3,774      6.28           1,744        6.45        3,745      6.28           985    7.39
  After Five But
     Within Ten Years                 4,995      6.52           1,526        6.52        5,029      6.52         1,066    6.93
  After Ten Years                        96      7.82              --          --           96      7.82            --      --
                                   ---------    -----          -------      ------    ---------    ------     ---------   -----
                                     10,180      6.36           3,270        6.48       10,878      6.49         2,051    7.15

Corporate Debt Securities

  Within One Year                        --        --           1,008        6.20           --        --          100     8.44
  After One But
     Within Five Years                   --        --           4,114        6.18           --        --           492    7.36
  After Five But
     Within Ten Years                    --        --             931        7.26           --        --            --      --
                                   ---------    -----          -------      ------    ---------    ------     ---------   -----
                                        --         --           6,053        6.35           --        --           592    7.54

Mortgage-Backed Securities              --         --          21,282        6.56           --        --        15,286    7.01

Equity Securities                       --         --             454        2.71           --        --           388    2.94

                                   ---------    -----          -------      ------    ---------    ------     ---------   -----
  Total                            $ 10,180      6.36 %      $ 69,502        6.04 %   $ 10,878      6.49 %    $ 61,364    6.47 %
                                   =========    =====          =======      =====     =========    ======     =========   =====

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------
Loans
-----

     Loans net of unearned income increased $708,408 or .6% from December 31, 2000. The loan growth during the first quarter of 2001 can be attributed primarily to the increases in commercial loans and other loans, offset in part by the decrease in installment loans and residential real estate loans.
     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise twenty percent (20%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise five percent (5%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2000 to March 31, 2001 were a 1% increase in commercial loans, a 1% increase in other loans, a 1% decrease in installment loans and a 1% decrease in residential real estate loans.
     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands):

                                        March 31,              December 31,
                               ---------------------------     ----------
                                   2001            2000           2000
Real Estate - Residential
Real estate-construction          $    183        $    136        $    119
Real estate-farmland                   128              78             106
Real estate-residential             42,596          40,467          42,960
                                  --------        --------        --------
                                  $ 42,907        $ 40,681        $ 43,185
                                  --------        --------        --------

     Commercial
Real estate-secured by
   nonfarm, nonresidential        $ 29,732        $ 29,701        $ 28,391
Commercial & industrial             14,093          13,622          13,845
                                  --------        --------        --------
                                  $ 43,825        $ 43,323        $ 42,236
                                  --------        --------        --------

     Installment
Installment and other
   loans to individuals           $ 23,047        $ 23,885        $ 23,896
                                  --------        --------        --------

       Others
Nonrated industrial
   development obligations        $  4,880        $  3,804        $  4,610
Other loans                            191             317             216
                                  --------        --------        --------
                                  $  5,071        $  4,121        $  4,826
                                  --------        --------        --------

Total                              114,850         112,010         114,143
Less unearned interest                  89              91              90
                                  --------        --------        --------
                                  $114,761        $111,919        $114,053
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 2001 and December 31, 2000 (in thousands) (Unaudited):

                                              March 31, 2001
                                ------------------------------------------
                                                After one
                                In one          Year Through    After
                                Year or Less    Five Years      Five Years
                                ------------    ------------    ----------
  Commercial                        $1,172        $6,111          $6,810
  Real Estate - construction           139             3              41
                                    ------        ------          ------
     Total                          $1,311        $6,114          $6,851
                                    ======        ======          ======
                                            December 31, 2000
                                ---------------------------------------
                                                After one
                                In one          Year Through    After
                                Year or Less    Five Years      Five Years
                                ------------    ------------    ----------
  Commercial                        $746          $5,815          $7,284
  Real Estate - construction         119              --              --
                                    ----          ------          ------
     Total                          $865          $5,815          $7,284
                                    ====          ======          ======

The following table presents an analysis of fixed and variable rate loans as of March 31, 2001 and December 31, 2000 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                March 31, 2001
                                ------------------------------------------
                                                After one
                                In one          Year Through    After
                                Year or Less    Five Years      Five Years
                                ------------    ------------    -----------
  Fixed Rates                      $1,187         $4,219          $1,918
  Variable Rates                      124          1,895           4,933
                                   ------         ------          ------
     Total                         $1,311         $6,114          $6,851
                                   ======         ======          ======

                                               December 31, 2000
                                ---------------------------------------
                                                After one
                                In one          Year Through    After
                                Year or Less    Five Years      Five Years
                                 ----------------------------   ----------
  Fixed Rates                       $802          $4,380          $  638
  Variable Rates                      63           1,435           6,646
                                    ----          ------          ------
     Total                          $865          $5,815          $7,284
                                    ====          ======          ======

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------
     Total non-performing loans were $2,693,000 at March 31, 2001 and $2,283,000 at December 31, 2000. Loans classified as non-accrual were $942,000 or .8% of total loans as of March 31, 2001, as compared to $1,248,000 or 1.1% of total loans at December 31, 2000. There were no loans classified as renegotiated as of March 31, 2001 and December 31, 2000. The loans past due 90 days or more increased $767,000 to $1,671,000 at March 31, 2001. Other real estate owned was $80,000 at March 31, 2001 as compared to $131,000 at December 31, 2000.
Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                      March 31,              December 31,
                                   ---------------------     ------------
                                    2001      2000               2000
Past Due 90 Days or More:
  Real Estate - residential        $    7         $   74         $   48
  Commercial                        1,520              6            711
  Installment                         144             80            145
                                   ------         ------         ------
                                   $1,671         $  160         $  904
                                   ------         ------         ------
Non-accrual:
  Real Estate - residential        $   20         $  412         $   14
  Commercial                          880             72          1,202
  Installment                          42             30             32
                                   ------         ------         ------
                                   $  942         $  514         $1,248
                                   ------         ------         ------

Other Real Estate                  $   80         $   --         $  131
                                   ------         ------         ------

Total non-performing assets        $2,693         $  674         $2,283
                                   ======         ======         ======

Total non-performing assets
   to total loans and
   other real estate                 2.35%          0.60%          2.00%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $27,000 and $15,400 for the periods ended March 31, 2001 and 2000, respectively.

As of March 31, 2001, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $141,000 during the three months ended March 31, 2001, as compared to $97,500 during the same period of the prior year. The allowance for possible loan losses represented 1.2% and 1.1% of total loans outstanding at March 31, 2001 and December 31, 2000, respectively. Net loan charge-offs for the three months ended March 31, 2001 were primarily commercial and consumer loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                       ----------------------------------------
                                              March 31,            December 31,
                                       -------------------         ------------
                                          2001       2000              2000
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $  1,302       $  1,148       $  1,148
Loans Charged Off:
  Real Estate - residential                  --             --             20
  Commercial                                 30             --            107
  Installment                                21             89            189
                                       --------       --------       --------
                                             51             89            316
Recoveries:
  Real Estate - residential                   1             --             --
  Commercial                                  1             --              5
  Installment                                 6             19             29
                                       --------       --------       --------
                                              8             19             34
Net Charge-offs                              43             70            282

Additions Charged to Operations             141             98            436
                                       --------       --------       --------
Balance at end of period:              $  1,400       $  1,176       $  1,302
                                       ========       ========       ========
Average Loans Outstanding              $114,303       $110,764       $112,579
                                       ========       ========       ========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                .04%           .06%           .25%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                              1.22%          1.05%          1.14%


------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Nine. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 2001 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2000, and the three month period ended March 31, 2001 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                    March 31,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2001               2000               1999                1998              1997                1996
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    -------  -------   -------  --------   ------ --------   -------  --------   ------   --------
Real estate -
  residential    $  242     37.3%   $  241     37.9%    $  238     36.2%    $  208    34.2%   $   202     34.6%   $  192     36.5%
Commercial          646     38.2       549     37.0        490     38.7        490    37.8        622     38.0       619     39.1
Installment         492     20.1       492     20.9        400     22.2        374    23.8        343     23.6       298     21.6
Others               20      4.4        20      4.2         20      2.9         20     4.2         20      3.8        20      2.8
Unallocated          --       --        --       --         --       --         31      --         31       --        31       --
                 ------    -----    ------    -----     ------    -----     ------   -----     ------    -----    ------   ------
Total            $1,400    100.0%   $1,302    100.0%    $1,148    100.0%    $1,123   100.0%    $1,218    100.0%   $1,160    100.0%
                 ======    =====    ======    =====     ======    =====     ======   =====     ======    =====    ======    =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $184,827,423 at March 31, 2001 as compared to $173,668,578 at December 31, 2000, an increase of 6.4%. Approximately $9.6 million or 5.5% of the increase in deposits during the first quarter of 2001 primarily was due to the acquisition of the deposits of United National Bank's New Martinsville branch office. Deposit growth increased primarily in savings and time deposits. At March 31, 2001, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. The change in the deposit mix from December 31, 2000 to March 31, 2001 was a 1% increase in interest bearing deposits and a 1% decrease in noninterest bearing deposits.


Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                         March 31, 2001
                         Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three     Over Three       Over Six             Over
                          Months       And Less Than    And Less Than        Twelve
                          Or Less      Six Months       Twelve Months        Months         TOTAL
                          --------     -------------    -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $3,157          $2,329           $4,841            $6,436        $16,763


                                        December 31, 2000
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three     Over Three       Over Six             Over
                          Months       And Less Than    And Less Than        Twelve
                          Or Less      Six Months       Twelve Months        Months         TOTAL
                          --------     --------------   -------------        ------         -----
                                              (Expressed in Thousands)
Time Certificates
  of Deposit              $4,614          $2,808           $3,863             $6,171       $17,456


Federal funds purchased and repurchase agreements
--------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $16,509,818 at March 31, 2001, an increase of $1,983,490, as compared to December 31, 2000. The increase of repurchase agreements was primarily due to the addition of one commercial customer and an increase in the balances maintained by existing commercial customers.


------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 1.8% during the first three months of 2001 entirely from current earnings after quarterly dividends, and an increase of 2.1% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 8.5% of total assets at March 31, 2001 as compared to 8.8% at December 31, 2000.

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

          The following chart shows the regulatory capital levels for the company at March 31, 2001, March 31, 2000, and December 31, 2000:

                                              March 31,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          2001    2000        2000
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            8.3      8.4         8.3
  Risk Based Capital
    Tier 1 (core)             4%           13.3     13.6        14.3
    Tier 2 (total)            8%           14.4     14.5        15.4


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $69,501,917 classified as available for sale at March 31, 2001. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,296,000 at March 31, 2001. As of March 31, 2001 there were no borrowings outstanding pursuant to these agreements.

     At March 31, 2001 and December 31, 2000, the Holding Company had outstanding loan commitments and unused lines of credit totaling $13,532,000 and $14,307,000, respectively. As of March 31, 2001, management placed a high probability for required funding within one year of approximately $9,659,000. Approximately $3,215,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The quantitative and qualitative disclosures about market risk at March 31, 2001 have not materially changed from the information presented in Item 7A of Form 10-K for the year ended December 31, 2000.


                                    PART II
                               OTHER INFORMATION

Item 1     Legal Proceedings
----------------------------
        The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or any of its subsidiaries is a party or of which any of their property is subject.

Item 2     Changes in Securities
--------------------------------
  Inapplicable

Item 3     Defaults Upon Senior Securities
------------------------------------------
  Inapplicable

Item 4     Submission of Matters to Vote of Security Holders
------------------------------------------------------------

  Inapplicable

Item 5     Other Information
----------------------------

  Inapplicable


Item 6     Exhibits and Reports on Form 8-K
-------------------------------------------

(a)      Financial
         ----------

         The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 2001, are incorporated by reference in Part I:

(b)      Reports on Form 8-K
         -------------------

  There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

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


             First West Virginia Bancorp, Inc
             --------------------------------
                    (Registrant)

         By:  /s/ Charles K. Graham
              ------------------------------------------------------
                 Charles K. Graham
                 President and Chief Executive Officer/Director



         By:  /s/ Francie P. Reppy
              ------------------------------------------------------
                 Francie P. Reppy
                 Senior Vice President and Chief Financial Officer



Dated: May 10, 2001

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

99.1 Independent Accountant's Report. Filed herewith and incorporated herein by reference.