Form 10-Q
period 2001-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2001-08-13
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended June 30, 2001

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

The number of shares outstanding of the issuer's common stock as of August 9, 2001: Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares
---------------------------------------------------------------------

                      FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I
                            FINANCIAL INFORMATION

                First West Virginia Bancorp Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,            December 31,            June 30,
                                                              2001                  2000                  2000
                                                         -------------         -------------         -------------
                                                                                 (Unaudited)
ASSETS
Cash and due from banks                                  $   5,138,125         $   4,944,650         $   4,595,841
Due from banks - interest bearing                            1,612,997             7,491,600             3,207,699
                                                         -------------         -------------         -------------
      Total cash and cash equivalents                        6,751,122            12,436,250             7,803,540
Federal funds sold                                           6,645,000             4,396,000             4,343,000
Investment securities
   Available for sale (at fair value)                       63,829,992            61,364,015            56,460,009

Held to maturity-fair value of $10,084,384
  at June 30, 2001;
     $10,920,799 at December 31, 2000;
     and $12,024,432 at June 30, 2000                        9,894,812            10,878,166            12,169,097

Loans                                                      119,318,404           114,053,003           113,893,716
Less allowance for possible loan losses                     (1,542,641)           (1,302,044)           (1,249,571)
                                                         -------------         -------------         -------------
                Net loans                                  117,775,763           112,750,959           112,644,145
Premises and equipment, net                                  3,867,164             2,754,739             2,763,547
Accrued income receivable                                    1,352,312             1,543,124             1,472,747
Other assets                                                 2,205,239             1,769,956             2,384,141
                                                         -------------         -------------         -------------
                Total assets                             $ 212,321,404         $ 207,893,209         $ 200,040,226
                                                         =============         =============         =============
           LIABILITIES
Noninterest bearing deposits:
     Demand                                              $  16,977,145         $  16,518,451         $  15,089,702
Interest bearing deposits:
     Demand                                                 25,814,427            24,055,457            23,714,794
     Savings                                                65,520,923            59,943,940            57,484,449
     Time                                                   77,277,661            73,150,730            73,236,954
                                                         -------------         -------------         -------------
               Total deposits                              185,590,156           173,668,578           169,525,899
                                                         -------------         -------------         -------------
Federal funds purchased and
  repurchase agreements                                      5,955,074            14,526,328            12,654,483
Accrued interest on deposits                                   590,096               598,235               560,867
Other liabilities                                              823,447               874,968               744,986
                                                         -------------         -------------         -------------
               Total liabilities                           192,958,773           189,668,109           183,486,235
                                                         -------------         -------------         -------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
$5 par value 1,538,443 shares issued at
June 30, 2001 and December 31, 2000;
1,508,526 shares issued at June 30, 2000                     7,692,215             7,692,215             7,542,630
Surplus                                                      4,982,606             4,982,606             4,739,381
Retained Earnings                                            6,250,280             5,587,967             5,300,417
 Accumulated other comprehensive income                        437,530               (37,688)           (1,028,437)
                                                         -------------         -------------         -------------
          Total stockholders' equity                        19,362,631            18,225,100            16,553,991
                                                         -------------         -------------         -------------
       Total liabilities and stockholders' equity        $ 212,321,404         $ 207,893,209         $ 200,040,226
                                                         =============         =============         =============

The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                           June 30,
                                                          2001              2000              2001              2000
                                                       ----------        ----------        ----------        ----------
                                                                (Unaudited)                         (Unaudited)

INTEREST INCOME
Interest and fees on loans and lease financing:
   Taxable                                             $2,460,662        $2,387,687        $4,880,619        $4,726,600
   Tax-exempt                                              88,911            55,342           159,532           107,021
Investment securities:
   Taxable                                                928,972           904,169         1,881,384         1,725,336
   Tax-exempt                                             158,685           129,055           289,149           257,871
Dividends                                                   8,568             8,610            17,950            17,338
Other interest income                                      71,195            90,506           186,408           185,313
Interest on federal funds sold                             73,945            77,069           156,782           130,297
                                                       ----------        ----------        ----------        ----------
       Total interest income                            3,790,938         3,652,438         7,571,824         7,149,776
INTEREST EXPENSE
Deposits                                                1,597,876         1,573,703         3,251,936         3,050,120
Other borrowings                                           77,339           143,768           215,811           259,918
                                                       ----------        ----------        ----------        ----------
       Total interest expense                           1,675,215         1,717,471         3,467,747         3,310,038
                                                       ----------        ----------        ----------        ----------
       Net interest income                              2,115,723         1,934,967         4,104,077         3,839,738
PROVISION FOR POSSIBLE LOAN LOSSES                        141,000            97,500           282,000           195,000
                                                       ----------        ----------        ----------        ----------
Net interest income after provision
       for possible loan losses                         1,974,723         1,837,467         3,822,077         3,644,738
NONINTEREST INCOME
Service charges and other fees                            155,044           137,035           282,128           250,125
Securities gains (losses)                                   6,244                --             7,891            23,443
Other operating income                                     87,961            54,325           166,821           148,418
                                                       ----------        ----------        ----------        ----------
        Total noninterest income                          249,249           191,360           456,840           421,986
NONINTEREST EXPENSES
Salary and employee benefits                              674,033           631,183         1,307,248         1,283,562
Net occupancy and equipment expenses                      220,272           190,348           423,270           397,635
Other operating expenses                                  482,510           382,938           862,625           750,683
                                                       ----------        ----------        ----------        ----------
       Total noninterest expense                        1,376,815         1,204,469         2,593,143         2,431,880
                                                       ----------        ----------        ----------        ----------
       Income before income taxes                         847,157           824,358         1,685,774         1,634,844
                                                       ----------        ----------        ----------        ----------
INCOME TAXES                                              243,939           239,498           500,391           490,441
                                                       ----------        ----------        ----------        ----------
       Net income                                      $  603,218        $  584,860        $1,185,383        $1,144,403
                                                       ==========        ==========        ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                     1,538,443         1,538,443         1,538,443         1,538,443
                                                       ==========        ==========        ==========        ==========
EARNINGS PER COMMON SHARE                              $     0.39        $     0.38        $     0.77        $     0.74
                                                       ==========        ==========        ==========        ==========

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                          Accumulated
                                           Common Stock                                      Other
                                     -------------------------                Retained    Comprehensive Comprehensive
                                        Shares        Amount      Surplus     Earnings       Income         Income         Total
                                        ------        ------      -------     --------       ------         ------         -----
Balance, December 31, 2000             1,538,443    $7,692,215   $4,982,606   $5,587,967    $(37,688)     $             $18,225,100

Comprehensive income

  Net income for the six months
    ended June 30, 2001                       --            --           --    1,185,383          --        1,185,383     1,185,383

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on
   securities, net of
   reclassification adjustment
   (see disclosure)                           --            --           --           --     475,218          475,218       475,218
                                                                                                          -----------
 Comprehensive income                                                                                     $ 1,660,601
                                                                                                          ===========


Cash dividend
  ($.34 per share)                            --            --           --     (523,070)         --                       (523,070)
                                       ---------    ----------   ----------   ----------    --------                    -----------
Balance, June 30, 2001 (Unaudited)     1,538,443    $7,692,215   $4,982,606   $6,250,280    $437,530                    $19,362,631
                                       =========    ==========   ==========   ==========    ========                    ===========

                                                                                          Accumulated
                                           Common Stock                                      Other
                                     -------------------------                Retained    Comprehensive Comprehensive
                                        Shares        Amount      Surplus     Earnings       Income         Income        Total
                                        ------        ------      -------     --------       ------         ------        -----
Balance, December 31, 1999            1,508,526     $7,542,630   $4,739,381   $4,638,742    $(865,281)    $           $16,055,472

Comprehensive income

  Net income for the six months
    ended June 30, 2000                      --             --          --     1,144,403           --      1,144,403    1,144,403

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on
   securities, net of
   reclassification adjustment
   (see disclosure)                          --             --          --            --     (163,156)      (163,156)    (163,156)
                                                                                                          ----------
Comprehensive income                                                                                      $  981,247
                                                                                                          ==========


Cash dividend
  ($.32 per share)                           --             --          --      (482,728)          --                    (482,728)
                                      ---------     ----------   ----------   ----------  -----------                 -----------
Balance, June 30, 2000 (Unaudited)    1,508,526     $7,542,630   $4,739,381   $5,300,417  $(1,028,437)                $16,553,991
                                      =========     ==========   ==========   ==========  ===========                 ===========

                                                              For the six months ended
                                                                       June 30,
                                                                 2001           2000
                                                              ----------     ----------
Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses)
   arising during the period                                  $  480,164      $(148,462)
Less: reclassification adjustment for
   gains (losses) included in net income                           4,946         14,694
                                                              ----------      ---------
Net unrealized gains (losses) on securities                   $  475,218      $(163,156)
                                                              ==========      =========


The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended June 30,
                                                                       2001                   2000
                                                                   ------------           ------------
                                                                                (Unaudited)
OPERATING ACTIVITIES
Net Income                                                         $  1,185,383           $  1,144,403
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                            282,000                195,000
   Depreciation and amortization                                        154,311                168,711
   Amortization (Accretion) of investment securities, net               (25,108)              (132,085)
   Investment security losses (gains)                                    (7,891)               (23,443)
   (Gain) loss on disposal of premises and equipment                         --                    579
   Decrease (increase) in interest receivable                           190,812               (116,328)
   Increase (decrease) in interest payable                               (8,139)                61,515
     Other, net                                                        (148,493)              (385,888)
                                                                   ------------           ------------
  Net cash provided by operating activities                           1,619,875                912,464
                                                                   ------------           ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                        (2,249,000)            (1,858,000)
Net (increase) decrease in loans, net of charge offs                 (5,334,294)            (3,521,932)
Proceeds from sales of securities available for sale                  1,108,060                882,333
Proceeds from maturities of securities available for sale            53,763,241              7,090,000
Proceeds from maturities of securities held to maturity                 985,000                340,000
Principal collected on mortgage-backed securities                     3,901,387              1,631,817
Purchases of securities available for sale                          (60,446,147)           (17,417,387)
Purchases of securities held to maturity                                     --             (1,867,818)
Recoveries on loans previously charged-off                               27,490                 23,499
Purchases of premises and equipment                                  (1,226,735)               (91,500)
 Cash acquired in purchase of branch office                           8,990,870                     --
                                                                   ------------           ------------
       Net cash used or provided by investing activities               (520,128)           (14,788,988)
                                                                   ------------           ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                  11,921,578              7,967,967
Deposits acquired in purchase of branch office                       (9,612,129)                    --
Dividends paid                                                         (523,070)              (482,728)
Increase (decrease) in short term borrowings                         (8,571,254)             2,380,558
                                                                   ------------           ------------
       Net cash used or provided by financing activities           $ (6,784,875)          $  9,865,797
                                                                   ------------           ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                   (5,685,128)            (4,010,727)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                               12,436,250             11,814,267
                                                                   ------------           ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                 $  6,751,122           $  7,803,540
                                                                   ============           ============

The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 AND 2000



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

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
         ---------------------------------------------------------------

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three and six months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2000 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $603,218 for the three months ended June 30, 2001 as compared to $584,860 for the same period during 2000. The increase in earnings during the second quarter of 2001 over 2000 was primarily attributed to the increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.39 in the second quarter of 2001, as compared to $.38 earned during the second quarter of 2000. Net interest income increased during the three month period ended June 30, 2001 primarily from an increase in the average volume of loans and investment securities and the decreased interest rates paid on interest bearing liabilities.

Net income for the six months ended June 30, 2001 was $1,185,383 compared to $1,144,403 for the same period during 2000. The increase in earnings for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily due to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.77 for the first six months of 2001 as compared to $.74 earned during the same period during 2000. For the six month period ended June 30, 2001, the increase in net interest income was primarily due to the increased interest earned on the average volume of loans and investment securities, offset in part by the increase in the average volume of savings and time deposits.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.11% for the three month period ended June 30, 2001 as compared to 1.17% for the same period of the prior year. For the six months ended June 30, 2001 compared to June 30, 2000, ROA was 1.12% and 1.16%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The holding company's ROE was 12.85% for the three months ended June 30, 2001 and 13.53% at June 30, 2000. For the six months ended June 30, 2001 compared to June 30, 2000, ROE was 12.87% and 13.37%, respectively.

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

The Holding Company as of June 30, 2001 had total assets of $212,321,404 an increase of 2.1% over the $207,893,209 reported for the year ended December 31, 2000. Loans net of the allowance for possible loan losses grew by $5,024,804 or 4.5% to $117,775,763, as compared to $112,750,959 reported at December 31, 2000.
Total deposits increased in 2001 by $11,921,578, from $173,668,578 at December 31, 2000 to $185,590,156 at June 30, 2001. The allowance for loan losses amounted to 1.3% of total loans at June 30, 2001, compared to 1.1% of total loans at December 31, 2000.

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

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

Table One
SELECTED FINANCIAL DATA
(Unaudited, in thousands, except per share data)


                                                           First West Virginia Bancorp, Inc.

                                        Three months ended         Six months ended                      Years ended
                                              June 30,                  June 30,                         December 31,
                                       ----------------------    -----------------------     ------------------------------------
                                         2001         2000         2001           2000         2000           1999         1998
                                       --------     --------     --------       --------     --------       --------     --------

SUMMARY OF OPERATIONS
   Total interest income               $  3,791     $  3,652     $  7,572       $  7,150     $ 14,869       $ 13,207     $ 12,452
   Total interest expense                 1,675        1,717        3,468          3,310        7,155          5,602        5,324
   Net interest income                    2,116        1,935        4,104          3,840        7,714          7,605        7,128
   Provision for loan losses                141           98          282            195          436            348          256
   Total other income                       249          191          457            422          880          1,073          787
   Total other expenses                   1,377        1,204        2,593          2,432        4,816          4,740        4,674
   Income before income taxes               847          824        1,686          1,635        3,341          3,590        2,985
   Net income                               603          585        1,185          1,144        2,326          2,450        2,033

PER SHARE DATA (1)
   Net income                          $   0.39     $   0.38     $    .77       $   0.74     $   1.51       $   1.59     $   1.32
   Cash dividends declared                 0.17         0.16         0.34           0.32         0.64           0.54         0.48
   Book value per share                   12.59        10.76        12.59          10.76        11.85          10.44        10.05

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                    $118,066     $112,572     $116,195       $111,668     $112,579       $105,775     $ 99,345
   Investment securities                 75,899       69,039       73,519         66,682       69,548         59,716       47,911
   Deposits - interest bearing          168,865      154,100      164,276        151,724      155,172        141,768      127,520
   Stockholders' equity                  18,822       17,393       18,566         17,212       17,448         16,087       14,697
   Total assets                         217,215      200,924      213,645        197,881      203,529        183,436      164,630

SELECTED RATIOS
   Return on average assets                1.11%        1.17%        1.12%          1.16%        1.14%          1.34%        1.23%
   Return on average equity               12.85%       13.53%       12.87%         13.37%       13.33%         15.23%       13.83%
   Average equity to average assets        8.67%        8.66%        8.69%          8.70%        8.57%          8.77%        8.93%
   Dividend payout ratio (1)              43.59%       42.11%       44.16%         43.24%       42.38%         33.96%       36.36%
   Loan to Deposit ratio                  64.29%       67.18%       64.29%         67.18%       65.67%         68.39%       70.07%


BALANCE SHEET                              June 30,                             December 31,
                                     -----------------------       --------------------------------------
                                       2001           2000           2000           1999           1998
                                     --------       --------       --------       --------       --------
   Investments                       $ 73,725       $ 68,629       $ 72,242       $ 59,394       $ 54,080
   Loans                              119,319        113,894        114,053        110,489        103,555
   Other assets                        19,277         17,517         21,598         19,290         13,760
                                     --------       --------       --------       --------       --------
      Total Assets                   $212,321       $200,040       $207,893       $189,173       $171,395
                                     ========       ========       ========       ========       ========
   Deposits                          $185,590       $169,526       $173,669       $161,558       $147,785
   Federal funds purchased and
      repurchase agreements             5,955         12,654         14,526         10,274          6,994
   Other liabilities                    1,413          1,306          1,473          1,285          1,155
   Stockholders' equity                19,363         16,554         18,225         16,056         15,461
                                     --------       --------       --------       --------       --------
      Total Liabilities and
      Stockholders' Equity           $212,321       $200,040       $207,893       $189,173       $171,395
                                     ========       ========       ========       ========       ========

(1) Adjusted for the 2 percent common stock dividend to stockholders of record as of December 1, 2000, a 6 for 5 stock split in the effect of a twenty
     (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998.
------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
-------------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and six months ended June 30, 2001 and 2000.

Net interest income was $2,115,723 for the three months ended June 30, 2001, an increase of $180,756 or 9.3%, from the same period in 2000. The increase in net interest income was primarily attributable to the increase in the interest earned on loans and investment securities combined with the decrease in the interest paid on deposits and repurchase agreements. Interest and fees on loans increased $106,544 or 4.4% during the three month period ended June 30, 2001 as compared to the same period in 2000 and resulted primarily from an increase in average loan volume. Interest income on investment securities increased $54,433 or 5.3%, for the three months ended June 30, 2001 over 2000 primarily due to the increase in the average volume of investment securities. Interest expense decreased $42,256 or 2.5% primarily due to the decreased rates paid on savings deposits and repurchase agreements combined with the decrease in the average volume of repurchase agreements offset in part by the increased average volume of savings and time deposits.

For the six months ended June 30, 2001, net interest income was $4,104,077, an increase of $264,339 or 6.9%, from the same period in 2000. The increase in net interest income was primarily attributable to the increase in loans and investment securities combined with the decrease in the average rates paid on savings deposits and repurchase agreements. Interest and fees on loans increased $206,530 or 4.3% for the six month period ended June 30, 2001 as compared to the same period in 2000. The increased interest income on loans resulted primarily from an increase in the average loan volume. Increases in commercial and in other loans primarily contributed to the loan growth. Interest income on investment securities increased $187,326 or 9.4% during the six months ended June 30, 2001 over 2000. The increase in the average volume of investment securities primarily contributed to the increase in net interest income. The average yield on investment securities decreased .08%, from 6.03% at December 31, 2000 to 5.95% at June 30, 2001. During the six months ended June 30, 2001, interest expense increased $157,709 or 4.8% as compared to the same period in 2000. Interest expense increased primarily as a result of the increase in the volume of savings and time deposits. The average yield paid on interest bearing liabilities decreased .28%, from 4.23% at December 31, 2000 to 3.95% at June 30, 2001.

Noninterest Income

Noninterest income was $249,249 for the three months ended June 30, 2001, an increase of $57,889 as compared to the same period of the prior year. Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $18,009 during the three months ended June 30, 2001, up 13.1%, from the same period in 2000.

For the six months ended June 30, 2001, noninterest income was $456,840, an increase of $34,854 as compared to the same period of the prior year. Service charges and other fees increased $32,003 or 12.8% over the same period in 2000. Sales of investment securities for the six months ended June 30, 2001, and 2000 were primarily the result of sales by the holding company. The holding company accounted for securities gains of $21,018 and securities losses of $11,859 during the six months ended June 30, 2001 and securities gains of $37,940 and a securities losses of $14,508 during 2000. The holding company sales were attributable to sales of marketable equity securities.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
-------------------------------------------------------------------------------


Non-Interest Expense

Noninterest expense increased $172,346 or 14.3% for the three months ended June 30, 2001 as compared to the same period of the prior year. During the quarter ended June 30, 2001, salary and employee benefits increased $42,850 or 6.8%. The increase was primarily attributable to hiring of personnel for the Moundsville and New Martinsville, West Virginia offices combined with normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $99,572, or 26.0%, for the three month period ended June 30, 2001 as compared to the same period in the prior year. Increased stationery and supplies expense, other taxes, deposit premium amortization, postage expense and other operating expenses primarily contributed to the increase in other operating expenses during the three month period ended June 30, 2001.

For the six months ended June 30, 2001, noninterest expense increased $161,263 or 6.6% as compared to the same period of the prior year. Salary and employee benefits increased $23,686 or 1.8%. The increase was primarily attributable to normal annual merit adjustments in salaries. Other operating expenses increased $111,942 or 14.9%, for the six month period ended June 30, 2001 as compared to the same period in the prior year. Increased stationery and supplies expense, other taxes, other operating expenses and postage and transportation expense, offset in part by decreased advertising expense primarily contributed to the increase in other operating expenses in 2001.


Income Taxes

Income tax expense for the three months ended June 30, 2001 was $243,939, an increase of 1.9% over the same period in 2000. The increase was primarily due to the increase in pre-taxable income of $22,799 for the period ended June 30, 2001 over 2000. Components of the income tax expense for June 30, 2001 were $200,770 for federal taxes and $43,169 for West Virginia corporate net income taxes. For the six months ended June 30, 2001, income tax expense increased 2.0% compared to the same period in 2000. The increase was primarily due to the increase in pre-taxable income of $50,930 for the during the six months ended June 30, 2001 over 2000.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $247,596 and $184,397 for the three month periods ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, tax exempt income was $448,681 and $364,892, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and six months ended June 30, 2001 and 2000 and for the year ended December 31, 2000.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
-------------------------------------------------------------------------------

Table Two

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2001 and June 30, 2000 and the year ended December 31, 2000. Average balance sheet information as of June 30, 2001 and June 30, 2000 and the year ended December 31, 2000 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 2001 and 2000.


                                                For the six                                                   For the six
                                                months ended                                                  months ended
                                                June 30, 2001                December 31, 2000               June 30, 2000
                                        -----------------------------  ------------------------------   ----------------------------
                                         Average             Average    Average              Average    Average             Average
                                         Volume    Interest   Rate      Volume   Interest     Rate      Volume   Interest    Rate
                                        --------   --------  -------    -------  --------   --------   --------  --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 33,851    $1,014    6.04%    $ 42,503   $ 2,675      6.29%   $ 43,239   $1,329     6.18%
  Mortgage-backed securities              20,150       667    6.68%      12,123       778      6.42%      8,884      299     6.77%
 Obligations of states and
   political subdivisions                 14,340       333    4.68%      12,431       576      4.63%     11,928      270     4.55%
 Other securities                          5,178       157    6.11%       2,491       162      6.50%      2,632       85     6.49%
                                        --------    ------    ----     --------   -------      ----    --------   ------     ----
    Total Investment securities:          73,519     2,171    5.95%      69,548     4,191      6.03%     66,683    1,983     5.98%
Interest bearing deposits                  7,094       181    5.15%       6,375       398      6.24%      6,048      180     5.99%
Federal funds sold                         6,465       157    4.90%       6,041       380      6.29%      4,370      130     5.98%
Loans, net of unearned income            116,195     5,040    8.75%     112,579     9,853      8.75%    111,668    4,834     8.71%
Other earning assets                         705        23    6.58%         702        47      6.70%        701       23     6.60%
                                        --------    ------    ----     --------   -------      ----    --------   ------     ----
 Total earning assets                    203,978     7,572    7.49%     195,245    14,869      7.62%    189,470    7,150     7.59%
Cash and due from banks                    4,672                          4,602                           4,680
Bank premises and equipment                3,634                          2,777                           2,795
Other assets                               2,786                          2,148                           2,138
Allowance for possible loan losses        (1,425)                        (1,243)                         (1,202)
                                        --------                       --------                        --------
 Total Assets                           $213,645                       $203,529                        $197,881
                                        ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 75,749    $2,166    5.77%    $ 73,128   $ 4,065      5.56%   $ 71,402   $1,907     5.37%
Savings deposits                          63,161       944    3.01%      56,940     2,080      3.65%     55,669      957     3.46%
Interest bearing demand deposits          25,365       142    1.13%      25,104       374      1.49%     24,653      186     1.52%
Federal funds purchased and
   Repurchase agreements                  12,566       216    3.47%      14,067       637      4.53%     12,330      260     4.24%
                                        --------    ------    ----     --------   -------      ----    --------   ------     ----
 Total interest bearing liabilities      176,841     3,468    3.95%     169,239     7,156      4.23%    164,054    3,310     4.06%
Demand deposits                           17,051                         15,301                          15,193
Other liabilities                          1,187                          1,541                           1,422
                                        --------                       --------                         --------
 Total Liabilities                       195,079                        186,081                         180,669
STOCKHOLDERS' EQUITY                      18,566                         17,448                          17,212
                                        --------                       --------                         --------
 Total Liabilities
     and Stockholders' Equity           $213,645                       $203,529                        $197,881
                                        ========                       ========                        ========
 Net yield on earning assets                        $4,104    4.06%               $ 7,713      3.95%              $3,840     4.08%
                                                    ======    ====                =======      ====               ======     ====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2001 and 2000, and the year ended December 31, 2000, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $ 14,340    $  482   6.78%   $ 12,431   $   925      7.44%   $ 11,928   $  442    7.45%
    Loans                               116,195     5,147   8.93%    112,579    10,012      8.89%    111,668    4,905    8.83%
                                       ========    ======   ====    ========   =======      ====    ========   ======    ====
 Total earning assets                  $203,978    $7,828   7.74%   $195,245   $15,377      7.88%   $189,470   $7,393    7.85%
                                       ========    ======   ====    ========   =======      ====    ========   ======    ====
 Taxable equivalent net yield on
 earning assets                                    $4,360   4.31%              $ 8,221      4.21%              $4,083    4.33%
                                                   ======   ====               =======      ====               ======    ====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2001 and June 30, 2000. Average balance sheet information as of June 30, 2001 and June 30, 2000 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2001 and 2000.

                                                    For the Three                           For the Three
                                                    Months ended                             Months ended
                                                   June 30, 2001                            June 30, 2000
                                           -------------------------------          -------------------------------
                                           Average                  Average         Average                 Average
                                           Volume     Interest       Rate           Volume      Interest      Rate
                                           ------     --------       ----           ------      --------      ----
ASSETS:
Investment securities:
    U.S. Treasury and other U. S.
     Government agencies                  $ 29,146     $  414        5.70%         $ 43,540      $  681       6.29%
   Mortgage backed securities               24,024        392        6.54%           10,468         167       6.42%
   Obligations of states and
     political subdivisions                 15,842        179        4.53%           12,281         141       4.62%
   Other securities                          6,887        103        6.00%            2,750          44       6.44%
                                          --------     ------        ----          --------      ------       ----
Total Investment Securities                 75,899      1,088        5.75%           69,039       1,033       6.02%
Interest bearing deposits                    5,761         68        4.73%            5,558          88       6.37%
Federal funds sold                           6,801         74        4.36%            4,955          77       6.25%
Loans, net of unearned income              118,066      2,550        8.66%          112,572       2,443       8.73%
Other earning assets                           709         11        6.22%              702          12       6.88%
                                          --------     ------        ----          --------      ------       ----
   Total earning assets                    207,236      3,791        7.34%          192,826       3,653       7.62%
Cash and due from banks                      4,604                                    4,403
Bank premises and equipment                  3,892                                    2,776
Other earning assets                         2,963                                    2,140
Allowance for possible loan losses          (1,480)                                  (1,221)
                                          --------                                 --------
   Total Assets                           $217,215                                 $200,924
                                          ========                                 ========
LIABILITIES
Certificates of deposit                   $ 77,930     $1,097        5.65%         $ 72,317      $  974       5.42%
Savings deposits                            64,811        433        2.68%           57,182         507       3.57%
Interest bearing demand deposits            26,125         68        1.04%           24,601          93       1.52%
Federal funds purchased and
   Repurchase agreements                    10,477         77        2.95%           12,848         144       4.51%
                                          --------     ------        ----          --------      ------       ----
   Total interest bearing liabilities      179,343      1,675        3.75%          166,948       1,718       4.14%
Demand deposits                             17,630                                   15,147
Other liabilities                            1,421                                    1,436
                                          --------                                 --------
   Total Liabilities                       198,394                                  183,531
SHAREHOLDERS' EQUITY                        18,821                                   17,393
                                          --------                                 --------
   Total Liabilities
      and Shareholders' Equity            $217,215                                 $200,924
                                          ========                                 ========
Net yield on earning assets                            $2,116        4.10%                       $1,935       4.04%
                                                       ======        ====                        ======       ====


The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2001 and 2000, respectively. The effect of this adjustment is presented below (in thousands).


   Obligations of states and
     political subdivisions:
     Investment securities                $ 15,842     $  265        6.71%         $ 12,281      $  227       7.43%
     Loans                                 118,066      2,609        8.86%          112,572       2,480       8.86%
                                          ========     ======        ====          ========      ======       ====
   Total earning assets                   $207,236     $3,936        7.62%         $192,826      $3,776       7.88%
                                          ========     ======        ====          ========      ======       ====
    Taxable equivalent net yield on
     earning assets                                    $2,261        4.38%                       $2,058       4.29%
                                                       ======        ====                        ======       ====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
-------------------------------------------------------------------------------

Balance Sheet Analysis

Investments

     Investment securities increased $1,482,623 or 2.1% from $72,242,181 at December 31, 2000, to $73,724,804 at June 30, 2001. Taxable securities comprised 78.1% of total securities at June 30, 2001, as compared to 84.3% at December 31, 2000. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at market value increased $2,465,977 or 4.0% from December 31, 2000, and represented 87% of the investment portfolio at June 30, 2001. The increase was primarily due to purchases of mortgage-backed securities, municipal securities and corporate debt securities. The held to maturity securities decreased $983,354 or 9.0% from December 31, 2000 and represented 13% of the investment portfolio as of June 30, 2001. The decrease was primarily the result of maturities of taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $698,036 at June 30, 2001 and decreased by $60,128 at December 31, 2000. The market value of securities classified as held to maturity was above book value by $189,572 and $42,633 at June 30, 2001 and December 31, 2000, respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands) (Unaudited):

                                          June 30,       December 31,
                                            2001            2000
                                         -----------     -----------
  Securities held to maturity:
  Obligations of states
         and political subdivisions        $ 9,895         $10,878
                                           -------         -------
            Total held to maturity         $ 9,895         $10,878
                                           -------         -------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           23,934         $43,047
  Obligations of states
        and political subdivisions           7,574           2,051
  Corporate debt securities                  6,194             592
  Mortgage-backed securities                25,648          15,286
  Equity Securities                            480             388
                                           -------         -------
            Total available for sale        63,830          61,364
                                           -------         -------
            Total                          $73,725         $72,242
                                           =======         =======

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Investment Portfolio (Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 2001 and December 31, 2000 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   June 30, 2001                                 December 31, 2000
                                     --------------------------------------------       --------------------------------------
                                         Securities                Securities              Securities           Securities
                                      Held to Maturity         Available for Sale       Held to Maturity     Available for Sale
                                     ------------------        ------------------       ----------------     ------------------
                                     Amount      Yield         Amount       Yield       Amount     Yield      Amount     Yield
                                     ------      -----         ------       -----       ------     -----      ------     -----
                                                                             (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                    $   --        --%        $ 5,680        4.97%     $    --       --%     $   8,843    6.13%
  After One But
     Within Five Years                   --        --          10,535        5.54           --       --         24,422    6.20
  After Five But
     Within Ten Years                    --        --           6,281        6.47           --       --          9,782    6.57
  After Ten Years                        --        --           1,438        4.99           --       --             --      --
                                     ------      ----         -------        ----      -------      ----       -------    ----
                                         --        --          23,934        5.62           --       --         43,047    6.27

States & Political Subdivisions

  Within One Year                     1,030      6.07             200        4.56        2,008      6.74            --      --
  After One But
     Within Five Years                4,055      6.22           5,523        5.42        3,745      6.28           985    7.39
  After Five But
     Within Ten Years                 4,714      6.58           1,604        6.38        5,029      6.52         1,066    6.93
  After Ten Years                        96      7.81             247        6.58           96      7.82            --      --
                                     ------      ----         -------        ----      -------      ----       -------    ----
                                      9,895      6.39           7,574        5.64       10,878      6.49         2,051    7.15

Corporate Debt Securities

  Within One Year                        --        --             253        6.18           --        --           100    8.44
  After One But
     Within Five Years                   --        --           3,992        6.07           --        --           492    7.36
  After Five But
     Within Ten Years                    --        --           1,949        6.56           --        --            --      --
                                     ------      ----         -------        ----      -------      ----       -------    ----
                                         --        --           6,194        6.23           --        --           592    7.54

Mortgage-Backed Securities               --        --          25,648        6.46           --        --        15,286    7.01

Equity Securities                        --        --             480        2.72           --        --           388    2.94

                                     ------      ----         -------        ----      -------      ----       -------    ----
  Total                              $9,895      6.39%        $63,830        6.00%     $10,878      6.49%      $61,364    6.47%
                                     ======      ====         =======        ====      =======      ====       =======    ====



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Loans
-----

     Loans net of unearned income increased $5,265,401 or 4.6% from December 31, 2000. The additional growth in the loan portfolio during the first six months of 2001 was primarily due to increases in commercial loans, other loans, and residential real estate loans, offset in part by the decrease in installment loans.

     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise nineteen percent (19%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise six percent (6%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2000 to June 30, 2001 were a 2% increase in commercial loans, a 2% increase in other loans, a 2% decrease in installment loans and a 2% decrease in residential real estate loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                                  June 30,            December 31,
                                            ----------------------    ------------
                                              2001          2000          2000
                                            --------      --------      --------
Real Estate - Residential
Real estate-construction                    $    283      $    259      $    119
Real estate-farmland                             153            91           106
Real estate-residential                       42,904        41,803        42,960
                                            --------      --------      --------
                                            $ 43,340      $ 42,153      $ 43,185
                                            --------      --------      --------

     Commercial
Real estate-secured by
   nonfarm, nonresidential                  $ 32,045      $ 30,142      $ 28,391
Commercial & industrial                       14,312        14,135        13,845
                                            --------      --------      --------
                                            $ 46,357      $ 44,277      $ 42,236
                                            --------      --------      --------

     Installment
Installment and other
   loans to individuals                     $ 22,997      $ 23,198      $ 23,896
                                            --------      --------      --------

       Others
Nonrated industrial
   development obligations                  $  6,495      $  4,029      $  4,610
Other loans                                      217           327           216
                                            --------      --------      --------
                                            $  6,712      $  4,356      $  4,826
                                            --------      --------      --------

Total                                        119,406       113,984       114,143
Less unearned interest                            87            90            90
                                            --------      --------      --------
                                            $119,319      $113,894      $114,053
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 2001 and December 31, 2000 (in thousands) (Unaudited):

                                                June 30, 2001
                                   --------------------------------------
                                                 After one
                                   In one        Year Through  After
                                   Year or Less  Five Years    Five Years
                                   ------------  ------------  ----------
Commercial                             $1,254       $6,236       $6,822
Real Estate - construction                236            7           40
                                       ------       ------       ------
   Total                               $1,490       $6,243       $6,862
                                       ======       ======       ======

                                             December 31, 2000
                                   --------------------------------------
                                                 After one
                                   In one        Year Through  After
                                   Year or Less  Five Years    Five Years
                                   ------------  ------------  ----------
Commercial                             $  746       $5,815       $7,284
Real Estate - construction                119           --           --
                                       ------       ------       ------
   Total                               $  865       $5,815       $7,284
                                       ======       ======       ======

The following table presents an analysis of fixed and variable rate loans as of June 30, 2001 and December 31, 2000 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                June 30, 2001
                                   ----------------------------------------
                                                 After one
                                   In one        Year Through  After
                                   Year or Less  Five Years    Five Years
                                   ------------  ------------  ----------
  Fixed Rates                          $1,306       $4,267       $1,700
  Variable Rates                          184        1,976        5,162
                                       ------       ------       ------
     Total                             $1,490       $6,243       $6,862
                                       ======       ======       ======

                                             December 31, 2000
                                   ----------------------------------------
                                                 After one
                                   In one        Year Through  After
                                   Year or Less  Five Years    Five Years
                                   ------------  ------------  ----------
  Fixed Rates                          $  802       $4,380       $  638
  Variable Rates                           63        1,435        6,646
                                       ------       ------       ------
     Total                             $  865       $5,815       $7,284
                                       ======       ======       ======

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
 ------------------------------------------------------------------------------

     Total non-performing loans were $1,760,000 at June 30, 2001 and $2,283,000 at December 31, 2000. Loans classified as non-accrual were $1,039,000 or .9% of total loans as of June 30, 2001, as compared to $1,248,000 or 1.1% of total loans at December 31, 2000. There were no loans classified as renegotiated as of June 30, 2001 and December 31, 2000. The loans past due 90 days or more decreased $260,000 to $644,000 at June 30, 2001. Other real estate owned was $77,000 at June 30, 2001 as compared to $131,000 at December 31, 2000.
Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                               June 30,          December 31,
                                          -------------------    ------------
                                           2001         2000         2000
                                          ------       ------       ------
Past Due 90 Days or More:
  Real Estate - residential               $  133       $   68       $   48
  Commercial                                 407           60          711
  Installment                                104           60          145
                                          ------       ------       ------
                                          $  644       $  188       $  904
                                          ------       ------       ------
Non-accrual:
  Real Estate - residential               $   --       $   55       $   14
  Commercial                                 985        1,022        1,202
  Installment                                 54           53           32
                                          ------       ------       ------
                                          $1,039       $1,130       $1,248
                                          ------       ------       ------

Other Real Estate                         $   77       $  214       $  131
                                          ------       ------       ------

Total non-performing assets               $1,760       $1,532       $2,283
                                          ======       ======       ======

Total non-performing assets
   to total loans and
   other real estate                        1.47%        1.34%        2.00%


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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $55,100 and $28,000 for the periods ended June 30, 2001 and 2000, respectively.

As of June 30, 2001, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $282,000 during the six months ended June 30, 2001, as compared to $195,000 during the same period of the prior year. The allowance for possible loan losses represented 1.3% and 1.1% of total loans outstanding at June 30, 2001 and December 31, 2000, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                               Summary of Loan Loss Experience
                                             ------------------------------------
                                                   June  30,         December 31,
                                             ---------------------   ------------
                                               2001         2000         2000
                                             --------     --------     --------
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                             $  1,302     $  1,148     $  1,148
Loans Charged Off:
  Real Estate - residential                        --           --           20
  Commercial                                       30           --          107
  Installment                                      38          117          189
                                             --------     --------     --------
                                                   68          117          316
Recoveries:
  Real Estate - residential                         4           --           --
  Commercial                                       11           --            5
  Installment                                      12           24           29
                                             --------     --------     --------
                                                   27           24           34
Net Charge-offs                                    41           93          282

Additions Charged to Operations                   282          195          436
                                             --------     --------     --------
Balance at end of period:                    $  1,543     $  1,250     $  1,302
                                             ========     ========     ========
Average Loans Outstanding                    $116,195     $111,668     $112,579
                                             ========     ========     ========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                      .04%         .08%         .25%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                                    1.29%        1.10%        1.14%


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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2000, and the six month period ended June 30, 2001 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                     June 30,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2001               2000               1999                1998              1997                1996
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  245     36.3%   $  241     37.9%    $  238     36.2%    $  208    34.2%    $  202     34.6%   $  192      36.5%
Commercial          766     38.8       549     37.0        490     38.7        490    37.8        622     38.0       619      39.1
Installment         512     19.3       492     20.9        400     22.2        374    23.8        343     23.6       298      21.6
Others               20      5.6        20      4.2         20      2.9         20     4.2         20      3.8        20       2.8
Unallocated          --       --        --       --         --       --         31      --         31       --        31        --
                 ------    -----    ------    -----     ------    -----     ------   -----     ------    -----    ------     -----
Total            $1,543    100.0%   $1,302    100.0%    $1,148    100.0%    $1,123   100.0%    $1,218    100.0%   $1,160     100.0%
                 ======    =====    ======    =====     ======    =====     ======   =====     ======    =====    ======     =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $185,590,156 at June 30, 2001 as compared to $173,668,578 at December 31, 2000, an increase of 6.9%. Approximately $9.6 million or 5.5% of the increase in deposits during 2001 primarily was due to the acquisition of the deposits of United National Bank's New Martinsville branch office. Deposit growth increased primarily in savings and time deposits. At June 30, 2001, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. The change in the deposit mix from December 31, 2000 to June 30, 2001 was a 1% increase in interest bearing deposits and a 1% decrease in noninterest bearing deposits.


Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                            June 30, 2001
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 1,599               $ 3,813          $ 5,833           $ 5,538        $ 16,783


                                          December 31, 2000
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 4,614               $ 2,808          $ 3,863           $ 6,171        $ 17,456


Federal funds purchased and repurchase agreements
--------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $5,955,074 at June 30, 2001, a decrease of $8,571,254, as compared to December 31, 2000. The decrease in repurchase agreements was primarily due to the reduction in the balance maintained by one commercial customer.


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------

     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 3.6% during the first six months of 2001 entirely from current earnings after quarterly dividends, and an increase of 2.6% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 9.1% of total assets at June 30, 2001 as compared to 8.8% at December 31, 2000.

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

          The following chart shows the regulatory capital levels for the company at June 30, 2001, June 30, 2000, and December 31, 2000:

                                               June 30,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          2001    2000        2000
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            8.2      8.2         8.3
  Risk Based Capital
    Tier 1 (core)             4%           13.2     13.5        14.3
    Tier 2 (total)            8%           14.3     14.5        15.4


Liquidity
---------

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $63,829,992 classified as available for sale at June 30, 2001. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,446,000 at June 30, 2001. As of June 30, 2001 there were no borrowings outstanding pursuant to these agreements.

     At June 30, 2001 and December 31, 2000, the Holding Company had outstanding loan commitments and unused lines of credit totaling $15,618,000 and $14,307,000, respectively. As of June 30, 2001, management placed a high probability for required funding within one year of approximately $10,778,000. Approximately $3,220,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

        The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at June 30, 2001 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 2.1%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 3.4%. Under both interest rate scenarios the subsidiary banks were within the established guideline.

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

  Inapplicable


Item 3            Defaults Upon Senior Securities
-------------------------------------------------

  Inapplicable


Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------

  a. The matters discussed in 4c. were submitted to a vote of security holders at the April 10, 2001, Annual Meeting of Shareholders.

  b.  Inapplicable

  c.  Election of Directors

      The following directors were elected to the Board of Directors as Class III, for terms expiring at the annual meeting in 2004: Nada E. Beneke, R. Clark Morton, and William G. Petroplus

      The results of the election were as follows:

                                                            SHARES VOTED
                                           -----------------------------------------------------
                                                             Against/           Abstentions
                     NAME                      For           Withheld          Broker Non-Votes
                     ----                      ---           --------          ----------------
             Nada E. Beneke                1,493,119 *        4,975                    0
             R. Clark Morton               1,273,196         19,691                    0
             William G. Petroplus          1,487,934 *       10,158                    0

         * Cumulative Shares Voted

      Continuing directors were as follows:

                                             Terms Expiring
                                             --------------
             Charles K. Graham                    2002
             George F. Beneke                     2002
             Laura G. Inman                       2002
             Karl W. Neuman                       2002
             Sylvan J. Dlesk                      2003
             Benjamin R. Honecker                 2003
             James C. Inman, Jr.                  2003
             Thomas A. Noice                      2003


  d.  Inapplicable


Item 5            Other Information
-----------------------------------
Inapplicable


Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------


(a)      Financial
         ----------

         The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and six month periods ended June 30, 2001, are incorporated by reference in Part I: ------



(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



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

                                          First West Virginia Bancorp, Inc
                                          --------------------------------
                                                  (Registrant)

                                     By:  /s/ Charles K. Graham
                                          ------------------------------------
                                              Charles K. Graham
                                              President and Chief
                                              Executive Officer/Director



                                     By:  /s/ Francie P. Reppy
                                          ------------------------------------
                                              Francie P. Reppy
                                              Senior Vice President and
                                              Chief Financial Officer



Dated: August 9, 2001

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