Form 10-Q
period 2001-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2001-11-13
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

      For the Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to              .
                                    ------------      ------------


                           Commission File No. 1-13652
                        First West Virginia Bancorp, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           West Virginia                                     55-6051901
  -------------------------------                ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                               1701 Warwood Avenue
                          Wheeling, West Virginia 26003
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (304) 277-1100
                                                    --------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of November 6, 2001: Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I
                              FINANCIAL INFORMATION


                First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        September 30,     December 31,      September 30,
                                                            2001              2000              2000
                                                       --------------    -------------      -------------
     ASSETS
Cash and due from banks                                $  5,031,050      $  4,944,650      $  4,572,134
Due from banks - interest bearing                         9,531,325         7,491,600         4,657,756
                                                       ------------      ------------      ------------
     Total cash and cash equivalents                     14,562,375        12,436,250         9,229,890
Federal funds sold                                        7,063,000         4,396,000         4,004,000
Investment securities
     Available for sale (at fair value)                  62,737,106        61,364,015        64,596,662

     Held to maturity  - fair value of
       $9,810,862 at September 30, 2001;
       $10,920,799 at December 31, 2000;
       and $11,272,632 at September 30, 2000              9,549,351        10,878,166        11,312,170

Loans                                                   120,345,876       114,053,003       113,762,560
Less allowance for possible loan losses                  (1,562,003)       (1,302,044)       (1,239,475)
                                                       ------------      ------------      ------------
     Net loans                                          118,783,873       112,750,959       112,523,085
Premises and equipment, net                               3,947,362         2,754,739         2,722,449
Accrued income receivable                                 1,367,763         1,543,124         1,474,451
Other assets                                              2,142,119         1,769,956         2,186,560
                                                       ------------      ------------      ------------
     Total assets                                      $220,152,949      $207,893,209      $208,049,267
                                                       ============      ============      ============
     LIABILITIES

Noninterest bearing deposits:
     Demand                                             $18,505,022      $ 16,518,451       $14,421,462
Interest bearing deposits:
     Demand                                              28,371,907        24,055,457        25,433,511
     Savings                                             65,483,509        59,943,940        58,208,036
     Time                                                78,602,772        73,150,730        75,082,154
                                                       ------------      ------------      ------------
     Total deposits                                     190,963,210       173,668,578       173,145,163
                                                       ------------      ------------      ------------
Federal funds purchased and
  repurchase agreements                                   7,623,043        14,526,328        16,170,808
Accrued interest on deposits                                580,201           598,235           607,628
Other liabilities                                           879,039           874,968           835,475
                                                       ------------      ------------      ------------
     Total liabilities                                  200,045,493       189,668,109       190,759,074
                                                       ------------      ------------      ------------
     STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
  $5 par value 1,538,443 shares issued at
  September 30, 2001 and December 31, 2000;
  shares issued at September 30, 2000                     7,692,215        7,542,630          1,508,526
Surplus                                                   4,982,606         4,982,606         4,739,381
Retained Earnings                                         6,627,602         5,587,967         5,662,993
Accumulated other comprehensive income                      805,033           (37,688)         (654,811)
                                                       ------------      ------------      ------------
     Total stockholders' equity                          20,107,456        18,225,100        17,290,193
                                                       ------------      ------------      ------------
     Total liabilities and stockholders' equity        $220,152,949      $207,893,209      $208,049,267
                                                       ============      ============      ============


The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                  -------------------------        ---------------------------
                                                     2001           2000              2001             2000
                                                  ----------     ----------        ----------       ----------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                        $2,431,494     $2,451,089       $ 7,312,112      $ 7,177,690
   Tax-exempt                                        102,379         66,666           261,911          173,687
Investment securities:
   Taxable                                           846,400        970,153         2,727,784        2,695,488
   Tax-exempt                                        169,046        134,765           458,196          392,636
Dividends                                              8,777          8,958            26,727           26,296
Other interest income                                 68,080        101,258           254,488          286,571
Interest on federal funds sold                        46,502         97,797           203,284          228,094
                                                   ---------     ----------       -----------      -----------
   Total interest income                           3,672,678      3,830,686        11,244,502       10,980,462
INTEREST EXPENSE
Deposits                                           1,549,602      1,708,586         4,801,538        4,758,706
Other borrowings                                      42,709        172,077           258,520          431,995
                                                   ---------     ----------       -----------      -----------
   Total interest expense                          1,592,311      1,880,663         5,060,058        5,190,701
                                                   ---------     ----------       -----------      -----------
   Net interest income                             2,080,367      1,950,023         6,184,444        5,789,761
PROVISION FOR POSSIBLE LOAN LOSSES                   141,000        100,500           423,000          295,500
                                                   ---------     ----------       -----------      -----------
Net interest income after provision
  for possible loan losses                         1,939,367      1,849,523         5,761,444        5,494,261

NONINTEREST INCOME
Service charges and other fees                       156,472        146,666           438,599          396,791
Securities gains (losses)                                 --             --             7,891           23,443
Other operating income                               101,161         84,784           267,982          233,202
                                                   ---------     ----------        ----------      -----------
  Total noninterest income                           257,633        231,450           714,472          653,436

NONINTEREST EXPENSES
Salary and employee benefits                         687,666        657,144         1,994,914        1,940,706
Net occupancy and equipment expenses                 205,325        191,746           628,594          589,381
Other operating expenses                             409,097        355,549         1,271,722        1,106,232
                                                   ---------     ----------        ----------      -----------
  Total noninterest expense                        1,302,088      1,204,439         3,895,230        3,636,319
                                                   ---------     ----------        ----------      -----------
  Income before income taxes                         894,912        876,534         2,580,686        2,511,378
                                                   ---------     ----------        ----------      -----------
INCOME TAXES                                         256,054        272,594           756,445          763,035
                                                   ---------     ----------        ----------      -----------
  Net income                                      $  638,858     $  603,940        $1,824,241      $ 1,748,343
                                                  ==========     ==========        ==========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                1,538,443      1,538,443         1,538,443        1,538,443
                                                  ==========     ==========        ==========      ===========
EARNINGS PER COMMON SHARE                         $     0.42     $     0.39        $     1.19      $      1.14
                                                  ==========     ==========        ==========      ===========


The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                         Accumulated
                                            Common Stock                                    Other
                                        ----------------------                Retained  Comprehensive  Comprehensive
                                           Shares      Amount     Surplus     Earnings      Income         Income        Total
                                        ----------- ----------- ----------- ----------- -------------  -------------  -----------
Balance, December 31, 2000               1,538,443  $7,692,215   $4,982,606  $5,587,967     $(37,688)    $            $18,225,100
Comprehensive income
  Net income for the nine months
    ended September 30, 2001                    --          --           --   1,824,241           --    1,824,241       1,824,241
  Other comprehensive income,
    net of tax
   Unrealized gains (losses) on
    securities, net of
    reclassification adjustment
    (see disclosure)                            --          --           --          --      842,721      842,721         842,721
                                                                                                       ----------
Comprehensive income                                                                                   $2,666,962
                                                                                                       ==========
Cash dividend
  ($.51 per share)                              --          --           --    (784,606)          --                     (784,606)
                                        ----------  ----------   ----------  ----------     --------                  -----------
Balance, September 30, 2001              1,538,443  $7,692,215   $4,982,606  $6,627,602     $805,033                  $20,107,456
                                        ==========  ==========   ==========  ==========     ========                  ===========



                                                                                         Accumulated
                                            Common Stock                                    Other
                                        ----------------------                Retained  Comprehensive  Comprehensive
                                           Shares      Amount     Surplus     Earnings      Income         Income        Total
                                        ----------- ----------- ----------- ----------- -------------  -------------  -----------
Balance, December 31, 1999               1,508,526  $7,542,630  $ 4,739,381  $4,638,742    $(865,281)  $             $ 16,055,472
Comprehensive income
  Net income for the nine months
    ended September 30, 2000                    --          --           --   1,748,343           --    1,748,343       1,748,343
  Other comprehensive income,
    net of tax
  Unrealized gains (losses) on
    securities, net of reclassification
    adjustment (see disclosure)                 --          --           --          --      210,470      210,470         210,470

                                                                                                       ----------
Comprehensive income                                                                                   $1,958,813
                                                                                                       ==========
Cash dividend
  ($.47 per share)                              --          --           --    (724,092)          --                     (724,092)
                                        ----------  ----------   ----------  ----------    ---------                  -----------
Balance, September 30, 2000              1,508,526  $7,542,630   $4,739,381  $5,662,993    $(654,811)                 $17,290,193
                                        ==========  ==========   ==========  ==========    =========                  ===========



                                                                  For the nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                     2001           2000
                                                                  ----------     ----------
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses)
  arising during the period                                        $847,667        $225,164
Less: reclassification adjustment for
  gains (losses) included in net income                               4,946          14,694
                                                                   --------       ---------
Net unrealized gains (losses) on securities                        $842,721        $210,470
                                                                   ========       =========

The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                  -----------------------------------
                                                                      2001                   2000
                                                                  ------------           ------------
OPERATING ACTIVITIES
Net Income                                                        $  1,824,241           $  1,748,343
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                           423,000                295,500
   Depreciation and amortization                                       283,237                253,066
   Amortization (accretion) of investment securities, net              (89,010)              (247,172)
   Investment security losses (gains)                                   (7,891)               (23,443)
   Loss(gain)on disposal of premises and equipment                      (3,110)                   579
   Decrease (increase) in interest receivable                          175,361               (118,032)
   Increase (decrease) in interest payable                             (18,034)               108,276
     Other, net                                                       (300,361)              (320,277)
                                                                  ------------           ------------
   Net cash provided by operating activities                         2,287,433              1,696,840
                                                                  ------------           ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                       (2,667,000)            (1,519,000)
Net (increase) decrease in loans, net of charge offs                (6,483,709)            (3,504,232)
Proceeds from sales of securities available for sale                 1,862,382                886,964
Proceeds from maturities of securities available for sale           69,554,000             34,614,000
Proceeds from maturities of securities held to maturity              1,330,000              1,200,000
Principal collected on mortgage-backed securities                    7,102,543              2,417,699
Purchases of securities available for sale                         (78,451,822)           (53,160,453)
Purchases of securities held to maturity                                    --             (1,867,819)
Recoveries on loans previously charged-off                              27,795                 26,359
Cash acquired in purchase of branch office                           8,990,870                     --
Purchases of premises and equipment                                 (1,424,089)              (134,757)
Proceeds from sales of premises and equipment                            3,110                     --
                                                                  ------------           ------------
   Net cash used by investing activities                              (155,920)           (21,041,239)
                                                                  ------------           ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 17,294,632             11,587,231
Deposits acquired in purchase of branch office                      (9,612,129)                    --
Dividends paid                                                        (784,606)              (724,092)
Increase (decrease) in short term borrowings                        (6,903,285)             5,896,883
                                                                  ------------           ------------
   Net cash provided by financing activities                      $     (5,388)          $ 16,760,022
                                                                  ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,126,125             (2,584,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      12,436,250             11,814,267
                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 14,562,375          $   9,229,890
                                                                  ============          =============


The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 AND 2000



Note 1 - BASIS OF PRESENTATION

The consolidated financial information of First West Virginia Bancorp, Inc. (the "Corporation") and its subsidiaries included herein is unaudited. However, in the opinion of management, such information reflects all adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations for the interim period. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The notes to the financial statements contained in the annual report for December 31, 2000, should be read in conjunction with these financial statements.

The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------


First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three and nine months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2000 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $638,858 for the three months ended September 30, 2001 as compared to $603,940 for the same period during 2000. The increase in earnings during the third quarter of 2001 over 2000 was primarily attributed to an increase in net interest income and noninterest income offset in part by an increase in noninterest expenses and the provision for loan losses. Earnings per share were $.42 in the third quarter of 2001, as compared to $.39 earned during the third quarter of 2000.

Net income for the nine months ended September 30, 2001 was $1,824,241 compared to $1,748,343 for the same period during 2000. The increase in earnings for the nine months ended September 30, 2001 as compared to the same period in 2000 was primarily due to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $1.19 for the first nine months of 2001 as compared to $1.14 earned during the same period during 2000.

During the three month period ended September 30, 2001, net interest income increased primarily from the decrease in interest paid on savings deposits combined with the increase in the average volume of savings and time deposits, offset in part by the increase in the average volume of investment securities and loans.

For the nine month period ended September 30, 2001, the increase in net interest income was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the average volume of savings and time deposits combined with the decrease in the interest rates paid on savings deposits.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.16% for the three month period ended September 30, 2001 and for the three month period ended September 30, 2000. For the nine months ended September 30, 2001 compared to September 30, 2000, ROA was 1.13% and 1.16%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The holding company's ROE was 13.31% for the three months ended September 30, 2001 and 13.58% at September 30, 2000. For the nine months ended September 30, 2001 compared to September 30, 2000, ROE was 13.02% and 13.44%, respectively.

During the third quarter of 2001, Progressive Bank, N.A., subsidiary bank of First West Virginia Bancorp, Inc., filed an application with the Office of the Comptroller of the Currency requesting permission to establish a new branch office in Wheeling, West Virginia. The branch office will be located on Bethlehem Boulevard in Wheeling. The office is currently under construction and is expected to be completed in December 2001.

The Holding Company as of September 30, 2001 had total assets of $220,152,949 an increase of 5.9% over the $207,893,209 reported for the year ended December 31, 2000. Loans net of reserves grew by $6,032,914 to $118,783,873, as compared to $112,750,959 reported at December 31, 2000. Total deposits increased in 2001 by $17,294,632, from $173,668,578 at December 31, 2000 to $190,963,210 at September
30, 2001. The allowance for loan losses amounted to 1.3% of total loans at September 30, 2001, compared to 1.1% of total loans at December 31, 2000.

Table One is a summary of Selected Financial Data of the holding company. The sections that follow discuss in more detail the information summarized in Table One.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Table One
SELECTED  FINANCIAL  DATA
(Unaudited, in thousands, except per share data)


                        First West Virginia Bancorp, Inc.

                                      Three months ended        Nine months ended                 Years ended
                                         September 30,             September 30,                  December 31,
                                     ----------------------  ---------------------    -----------------------------------
                                       2001        2000         2001        2000         2000         1999         1998
                                     ---------   --------    ---------    --------    ---------    ---------     --------
SUMMARY OF OPERATIONS
   Total interest income            $  3,672     $  3,831    $ 11,244    $ 10,980     $ 14,869     $ 13,207      $12,452
   Total interest expense              1,592        1,881       5,060       5,191        7,155        5,602        5,324
   Net interest income                 2,080        1,950       6,184       5,789        7,714        7,605        7,128
   Provision for loan losses             141          100         423         295          436          348          256
   Total other income                    258          231         715         653          880        1,073          787
   Total other expenses                1,302        1,204       3,895       3,636        4,816        4,740        4,674
   Income before income taxes            895          877       2,581       2,511        3,341        3,590        2,985
   Net income                            639          604       1,824       1,748        2,326        2,450        2,033

PER SHARE DATA (1)

   Net income                       $   0.42     $   0.39    $   1.19    $   1.14     $   1.51     $   1.59      $  1.32
   Cash dividends declared              0.17         0.15        0.51        0.47         0.64         0.54         0.48
   Book value per share                13.07        11.24       13.07       11.24        11.85        10.44        10.05

AVERAGE BALANCE SHEET SUMMARY

   Total loans, net                 $119,768     $113,762    $117,399    $112,371     $112,579     $105,775     $ 99,345
   Investment securities              73,285       72,544      73,440      68,651       69,548       59,716       47,911
   Deposits - interest bearing       171,883      158,622     166,840     154,040      155,172      141,768      127,520
   Stockholders' equity               19,046       17,693      18,727      17,374       17,448       16,087       14,697
   Total assets                      217,684      207,611     215,006     201,054      203,529      183,436      164,630

SELECTED RATIOS
   Return on average assets            1.16%        1.16%       1.13%       1.16%        1.14%        1.34%        1.23%
   Return on average equity           13.31%       13.58%      13.02%      13.44%       13.33%       15.23%       13.83%
   Average equity to average assets    8.75%        8.52%       8.71%       8.64%        8.57%        8.77%        8.93%
   Dividend payout ratio (1)          40.48%       38.46%      42.86%      41.23%       42.38%       33.96%       36.36%
   Loan to Deposit ratio              63.02%       65.70%      63.02%      65.70%       65.67%       68.39%       70.07%


BALANCE SHEET                           September 30,                 December 31,
                                    -------------------       -------------------------------
                                      2001       2000          2000        1999        1998
                                    --------   --------       -------     -------     -------
   Investments                       $72,286   $ 75,909       $ 72,242   $ 59,394    $ 54,080
   Loans                             120,346    113,762        114,053    110,489     103,555
   Other assets                       27,521     18,378         21,598     19,290      13,760
                                    --------   --------     ----------  ---------    --------
      Total Assets                  $220,153   $208,049       $207,893   $189,173    $171,395
                                    ========   ========       ========   ========    ========
   Deposits                         $190,963   $173,145       $173,669   $161,558    $147,785
   Federal funds purchased and
      repurchase agreements            7,623     16,171         14,526     10,274       6,994
   Other liabilities                   1,460      1,443          1,473      1,285       1,155
   Stockholders' equity               20,107     17,290         18,225     16,056      15,461
                                    --------   --------       --------   --------    --------
      Total Liabilities and
      Stockholders' Equity          $220,153   $208,049       $207,893   $189,173    $171,395
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

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income

Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and nine months ended September 30, 2001 and 2000.

Net interest income increased $130,344 or 6.7%, during the three months ended September 30, 2001 as compared to the same period in 2000. The reduction in interest expense primarily contributed to the overall increase in net interest income. Interest expense decreased $288,352 or 15.3% primarily due to the decrease in the rates paid on interest bearing liabilities. Interest on investment securities decreased $89,472 or 8.1%, for the three months ended September 30, 2001 over 2000 primarily due to the decrease in the average rates earned on investment securities. Interest and fees on loans increased $16,118 or
 .6% during the three month period ended September 30, 2001 as compared to the same period in 2000 and resulted primarily from an increase in average loan volume.

Net interest income was $6,184,444 and $5,789,761 during the nine months ended September 30, 2001 and 2000, respectively, an increase of $394,683 or 6.8%. The increase in net interest income was primarily attributable to increases in loans and investment securities combined with the decrease in interest expense on interest bearing liabilities. Interest and fees on loans increased $222,646 or 3.0% for the nine month period ended September 30, 2001 as compared the same period in 2000. The increased interest income on loans resulted primarily from an increase in the average loan volume which was partially offset by a decrease in average rates earned. Increases in commercial loans and in other loans primarily contributed to the loan growth. The average yield on loans decreased from 8.75% at December 31, 2000 to 8.63% at September 30, 2001. Interest income on investment securities increased $97,856 or 3.2% during the nine months ended September 30, 2001 over 2000. The increased interest income on investment securities was primarily due to an increase in the average volume, offset in part by a decrease in the average rates earned on investment securities. The average yield on investment securities decreased .23%, from 6.03% at December 31, 2000 to 5.80% at September 30, 2001. During the nine months ended September 30, 2001, interest expense decreased $130,643 or 2.5% as compared to the same period in 2000. Interest expense decreased as a result of the decrease in the average interest rates paid on interest bearing liabilities. The average yield paid on interest bearing liabilities decreased .42%, from 4.23% at December 31, 2000 to 3.81% at September 30, 2001.

Noninterest Income

Noninterest income was $257,633 for the three months ended September 30, 2001, an increase of $26,183, or 11.3% as compared to the same period of the prior year. Other operating income increased $16,377, or 19.3% over the same period in 2000. Service charges increased $9,806 during the three months ended September 30, 2001, up 6.7%, from the same period in 2000.

For the nine months ended September 30, 2001, noninterest income was $714,472, an increase of $61,036, or 9.3% as compared to the same period of the prior year. The increase in noninterest income resulted primarily from increased other operating income and service charges. Other operating income increased $34,780 or 14.9% compared to the same period in 2000 primarily due to an increase in ATM fees. Service charges and other fees increased $41,808 or 10.5% over the same period in 2001. Sales of investment securities for the nine months ended September 30, 2001, and 2000 were primarily the result of sales by the holding company. The holding company accounted for securities gains of $21,018 and securities losses of $11,859 during the nine months ended September 30, 2001 and securities gains of $37,940 and a securities loss of $14,508 during 2000. The holding company sales were attributable to sales of marketable equity securities.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Non-Interest Expense

Noninterest expense increased $97,649 or 8.1% for the three months ended September 30, 2001 as compared to the same period of the prior year. During the quarter ended September 30, 2001, salary and employee benefits increased $30,522 or 4.6%. The increase was primarily attributable to the hiring of additional personnel and normal annual merit adjustments in salaries. The major components of other operating expenses include: office supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $53,548, or 15.1%, for the three months ended September 30, 2001 as compared to the same period in the prior year. Increased other operating expense and service expense primarily contributed to the overall increase in operating expenses during the three months ended September 30, 2001.

For the nine months ended September 30, 2001, noninterest expense increased $258,911 or 7.1% as compared to the same period of the prior year. Salary and employee benefits increased $54,208 or 2.8%. The increase was primarily attributable to the hiring of personnel at the Moundsville and New Martinsville branch offices and normal annual merit adjustments in salaries. Other operating expenses increased $165,490 or 15.0%, for the nine month period ended September 30, 2001 as compared to the same period in the prior year. Increased other operating expenses, stationery and supplies expense, other taxes, service expense, and postage expense primarily contributed to the increase in other operating expenses in 2001.


Income Taxes

Income tax expense for the three months ended September 30, 2001 was $256,054, a decrease of 6.1% over the same period in 2000. The increase in tax exempt income on loans and investment securities primarily resulted in the decrease of income tax expense for the three months ended September 30, 2001 compared to 2000. Components of income tax expense for the three months ended September 30, 2001 were $210,528 for federal taxes and $45,526 for West Virginia corporate net income taxes. For the nine months ended September 30, 2001, income tax expense decreased .9% compared to the same period in 2000. The increase in tax exempt income on loans and investment securities primarily resulted in the decrease of income tax expense for the nine month period ended September 30, 2001 compared to 2000.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $271,425 and $201,431 for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, tax exempt income was $720,107 and $566,323, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and nine months ended September 30, 2001 and 2000 and for the year ended December 31, 2000.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2001 and September 30, 2000 and the year ended December 31, 2000. Average balance sheet information as of September 30, 2001 and September 30, 2000 and the year ended December 31, 2000 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 2001 and 2000.

                                             For the nine                                                     For the nine
                                             months ended                                                     months ended
                                          September 30, 2001                   December 31, 2000             September 30, 2000
                                      ----------------------------   ------------------------------   ----------------------------
                                       Average             Average   Average              Average    Average              Average
                                       Volume    Interest    Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                      --------   --------  -------   -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                $ 30,559   $ 1,335    5.84%    $ 42,503   $ 2,675      6.29%   $ 43,387  $ 2,018     6.21%
 Mortgage-backed securities             21,989     1,075    6.54%      12,123       778      6.42%     10,326      518     6.70%
 Obligations of states and
   political subdivisions               15,238       522    4.58%      12,431       576      4.63%     12,269      422     4.59%
 Other securities                        5,654       254    6.01%       2,491       162      6.50%      2,669      130     6.51%
                                      --------   -------    -----    --------   -------      -----   --------  -------     -----
    Total Investment securities:        73,440     3,186    5.80%      69,548     4,191      6.03%     68,651    3,088     6.01%
Interest bearing deposits                7,331       246    4.49%       6,375       398      6.24%      6,039      278     6.15%
Federal funds sold                       6,254       203    4.34%       6,041       380      6.29%      4,913      228     6.20%
Loans, net of unearned income          117,399     7,574    8.63%     112,579     9,853      8.75%    112,371    7,351     8.74%
Other earning assets                       706        35    6.63%         702        47      6.70%        702       35     6.66%
                                      --------   -------    -----    --------   -------      -----   --------  -------     -----
 Total earning assets                  205,130    11,244    7.33%     195,245    14,869      7.62%    192,676   10,980     7.61%
Cash and due from banks                  4,758                          4,602                           4,635
Bank premises and equipment              3,719                          2,777                           2,777
Other assets                             2,879                          2,148                           2,189
Allowance for possible loan losses      (1,480)                        (1,243)                         (1,223)
                                      --------                       --------                        --------
 Total Assets                         $215,006                       $203,529                        $201,054
                                      ========                       ========                        ========
LIABILITIES
Certificates of deposit               $ 76,677   $ 3,247    5.66%    $ 73,128   $ 4,065      5.56%   $ 72,599  $ 2,973     5.47%
Savings deposits                        63,791     1,338    2.80%      56,940     2,080      3.65%     56,270    1,501     3.56%
Interest bearing demand deposits        26,372       217    1.10%      25,104       374      1.49%     25,171      285     1.51%
Federal funds purchased and
   Repurchase agreements                10,737       258    3.21%      14,067       637      4.53%     13,097      432     4.41%
                                      --------   -------    -----    --------   -------      -----   --------  -------     -----
 Total interest bearing liabilities    177,577     5,060    3.81%     169,239     7,156      4.23%    167,137    5,191     4.15%
Demand deposits                         17,375                         15,301                          15,066
Other liabilities                        1,327                          1,541                           1,477
                                      --------                       --------                        --------
 Total Liabilities                     196,279                        186,081                         183,680
STOCKHOLDERS' EQUITY                    18,727                         17,448                          17,374
                                      --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity          $215,006                       $203,529                        $201,054
                                      ========                       ========                        ========
 Net yield on earning assets                     $ 6,184    4.03%               $ 7,713      3.95%             $ 5,789     4.01%
                                                 =======    =====               =======      =====             =======     =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
    political subdivisions:
    Investment securities            $ 15,238   $   827  7.26%   $ 12,431   $   925   7.44%   $ 12,269   $   683   7.44%
    Loans                             117,399     7,749  8.82%    112,579    10,012   8.89%    112,371     7,467   8.88%
                                     ========   =======  =====   ========   =======   =====   ========   =======   =====
 Total earning assets                $205,130   $11,724  7.64%   $195,245   $15,377   7.88%   $192,676   $11,357   7.87%
                                     ========   =======  =====   ========   =======   =====   ========   =======   =====
 Taxable equivalent net yield on
 earning assets                                 $ 6,664  4.34%              $ 8,221   4.21%              $ 6,166   4.27%
                                                =======  =====              =======   =====              =======   =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands) The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2001 and September 30, 2000. Average balance sheet information as of September 30, 2001 and September 30, 2000 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2001 and 2000.

                                                     For the Three                            For the Three
                                                     Months ended                             Months ended
                                                  September 30, 2001                       September 30, 2000
                                            ----------------------------------      -------------------------------
                                              Average                 Average         Average               Average
                                              Volume      Interest     Rate            Volume     Interest   Rate
                                            ----------    --------    -------      -----------    --------  -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                     $ 24,082      $  321       5.29%          $ 43,637    $  690     6.29%
   Mortgage backed securities                  25,607         408       6.32%            13,212       219     6.59%
   Obligations of states and
     political subdivisions                    17,006         189       4.41%            12,941       151     4.64%
   Other securities                             6,590          97       5.84%             2,754        45     6.50%
                                             --------      ------       -----          --------    ------     -----
Total Investment Securities                    73,285       1,015       5.49%            72,544     1,105     6.06%
Interest bearing deposits                       7,797          65       3.31%             6,021        98     6.48%
Federal funds sold                              5,841          46       3.12%             5,988        98     6.51%
Loans, net of unearned income                 119,768       2,534       8.39%           113,762     2,518     8.81%
Other earning assets                              706          12       6.74%               703        12     6.79%
                                             --------      ------       -----          --------    ------     -----
   Total earning assets                       207,397       3,672       7.02%           199,018     3,831     7.66%
Cash and due from banks                         4,928                                     4,825
Bank premises and equipment                     3,884                                     2,743
Other earning assets                            3,064                                     2,290
Allowance for possible loan losses             (1,589)                                   (1,265)
                                             --------                                  --------
   Total Assets                              $217,684                                  $207,611
                                             ========                                  ========
LIABILITIES
Certificates of deposit                      $ 78,502      $1,080       5.46%          $ 74,967    $1,066     5.66%
Savings deposits                               65,030         394       2.40%            57,458       544     3.77%
Interest bearing demand deposits               28,351          75       1.05%            26,197        99     1.50%
Federal funds purchased and
   Repurchase agreements                        7,140          43       2.39%            14,615       172     4.68%
                                             --------      ------       -----          --------    ------     -----
   Total interest bearing liabilities         179,023       1,592       3.53%           173,237     1,881     4.32%
Demand deposits                                18,012                                    15,093
Other liabilities                               1,603                                     1,588
                                             --------                                  --------
   Total Liabilities                          198,638                                   189,918
SHAREHOLDERS' EQUITY                           19,046                                    17,693
                                             --------                                  --------
   Total Liabilities
      and Shareholders' Equity               $217,684                                  $207,611
                                             ========                                  ========
Net yield on earning assets                                $2,080       3.98%                      $1,950     3.90%
                                                           ======      ======                      ======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2001 and 2000, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                  $ 17,006    $  302    7.05%    $ 12,941    $  241    7.41%
     Loans                                   119,768     2,602    8.62%     113,762     2,562    8.96%
                                            ========    ======    =====    ========    ======    =====
   Total earning assets                     $207,397    $3,853    7.37%    $199,018    $3,965    7.93%
                                            ========    ======    =====    ========    ======    =====
    Taxable equivalent net yield on
     earning assets                                     $2,261    4.33%                $2,084    4.17%
                                                        ======    =====                ======    =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Balance Sheet Analysis

Investments
-----------

     Investment securities increased $44,276 or .1% from $72,242,181 at December 31, 2000, to $72,286,457 at September 30, 2001. Taxable securities comprised 78.0% of total securities at September 30, 2001, as compared to 84.3% at December 31, 2000. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at market value increased $1,373,091 or 2.2% from December 31, 2000, and represented 87% of the investment portfolio at September 30, 2001. The increase was primarily due to the purchase of mortgage backed securities, municipal securities and corporate debt securities. The held to maturity securities decreased $1,328,815 or 12.2% from December 31, 2000 and represented 13% of the investment portfolio as of September 30, 2001. The decrease was primarily the result of maturities of taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,284,349 and decreased by $60,128 at September 30, 2001 and December 31, 2000, respectively. The market value of securities classified as held to maturity was above book value by $261,511 and $42,633 at September 30, 2001 and December 31, 2000, respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands) (Unaudited):

                                      September 30,    December 31,    September 30,
                                         2001             2000             2000
                                      -------------    ------------    -------------
Securities held to maturity:
Obligations of states
  and political subdivisions             $9,549           $10,878         $11,312
                                         ------           -------         -------
    Total held to maturity               $9,549           $10,878         $11,312
                                         ------           -------         -------
Securities available for sale:
U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies            22,928           $43,047        $ 47,756
Obligations of states
    and political subdivisions            7,521             2,051           1,628
Corporate debt securities                 6,251               592             101
Mortgage-backed securities               25,595            15,286          14,728
Equity Securities                           442               388             384
                                        -------           -------         -------
    Total available for sale             62,737            61,364          64,597
                                        -------           -------         -------
    Total                               $72,286           $72,242         $75,909
                                        =======           =======         =======

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 2001 and December 31, 2000 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                  September 30, 2001                          December 31, 2000
                                     -----------------------------------------    ----------------------------------------
                                         Securities             Securities            Securities            Securities
                                      Held to Maturity      Available for Sale     Held to Maturity     Available for Sale
                                     -----------------     -------------------    ------------------    ------------------
                                     Amount      Yield      Amount       Yield     Amount      Yield     Amount    Yield
                                     ------      -----     -------       -----    -------      -----    -------    -----
                                                   (Unaudited)
U.S. Treasury and other U.S.
  Government Agencies
  Within One Year                    $   --        --%     $ 5,206        4.63%   $    --        --%    $ 8,843    6.13%
  After One But
     Within Five Years                   --        --       12,531        4.98         --        --      24,422    6.20
  After Five But
     Within Ten Years                    --        --        3,790        6.48         --        --       9,782    6.57
  After Ten Years                        --        --        1,401        3.98         --        --          --      --
                                     ------      ----      -------        ----    -------      ----     -------   ----
                                         --        --       22,928        5.09         --        --      43,047    6.27

States & Political Subdivisions
  Within One Year                     1,285      6.04        1,130        4.59      2,008      6.74          --      --
  After One But
     Within Five Years                3,762      6.24        4,843        5.93      3,745      6.28         985    7.39
  After Five But
     Within Ten Years                 4,502      6.63        1,295        6.14      5,029      6.52       1,066    6.93
  After Ten Years                        --        --          253        6.43         96      7.82          --      --
                                     ------      ----      -------        ----    -------      ----     -------   ----
                                      9,549      6.40        7,521        5.78     10,878      6.49       2,051    7.15

Corporate Debt Securities
  Within One Year                        --        --          253        6.18         --        --        100     8.44
  After One But
     Within Five Years                   --        --        5,025        5.48         --        --         492    7.36
  After Five But
     Within Ten Years                    --        --          973        6.97         --        --          --      --
                                     ------      ----      -------        ----    -------      ----     -------    ----
                                        --         --        6,251        5.74         --        --         592    7.54

Mortgage-Backed Securities              --         --       25,595        6.16         --        --      15,286    7.01
Equity Securities                       --         --          442        2.71         --        --         388    2.94
                                     ------      ----      -------        ----    -------      ----     -------    ----
  Total                              $9,549      6.40%     $62,737        5.66 %  $10,878      6.49%    $61,364    6.47%
                                     ======      ====      =======        ====    =======      ====     =======    ====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Loans
-----

     Loans net of unearned income increased $6,292,873 or 5.5% from December 31, 2000. The additional growth in the loan portfolio during the first nine months of 2001 was primarily due to increases in commercial loans, other loans, and residential real estate loans, offset in part by the decrease in installment loans.

     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%) of the loan portfolio. Installment loans comprise eighteen percent (18%) of the loan portfolio. Other loans include nonrated industrial development obligations and other loans comprise six percent (6%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2000 to September 30, 2001 were a 2% increase in commercial loans, a 2% increase in other loans, a 3% decrease in installment loans and a 1% decrease in residential real estate loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Six
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands):

                                         September 30,          December 31,
                                     ----------------------     ------------
                                        2001         2000           2000
                                     ---------    ---------     ------------

Real Estate - Residential
Real estate-construction             $    191     $    100       $    119
Real estate-farmland                      120           89            106
Real estate-residential                43,995       42,168         42,960
                                     --------     --------       --------
                                     $ 44,306     $ 42,357       $ 43,185
                                     --------     --------       --------

      Commercial
Real estate-secured by
   nonfarm, nonresidential           $ 33,133     $ 28,837       $ 28,391
Commercial & industrial                14,027       14,109         13,845
                                     --------     --------       --------
                                     $ 47,160     $ 42,946       $ 42,236
                                     --------     --------       --------

     Installment
Installment and other
   loans to individuals              $ 21,594     $ 23,691       $ 23,896
                                     --------     --------       --------

       Others
Nonrated industrial
   development obligations           $  7,202     $  4,587       $  4,610
Other loans                               176          270            216
                                     --------     --------       --------
                                     $  7,378     $  4,857       $  4,826
                                     --------     --------       --------
Total                                 120,438      113,851        114,143
Less unearned interest                     92           89             90
                                     --------     --------       --------
                                     $120,346     $113,762       $114,053
                                     ========     ========       ========

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Table Seven
Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 2001 and December 31, 2000 (in thousands) (Unaudited):

                                              September 30, 2001
                                  ---------------------------------------
                                                  After one
                                     In one     Year Through       After
                                  Year or Less   Five Years     Five Years
                                  ------------  ------------    ----------
Commercial                           $1,631       $6,142          $6,254
Real Estate - construction              144            7              40
                                     ------       ------          ------
  Total                              $1,775       $6,149          $6,294
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
                                    ======       ======          ======

The following table presents an analysis of fixed and variable rate loans as of September 30, 2001 and December 31, 2000 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                             September 30, 2001
                                  ---------------------------------------
                                                  After one
                                     In one     Year Through       After
                                  Year or Less   Five Years     Five Years
                                  ------------  ------------    ----------
Fixed Rates                         $1,587        $4,505          $1,666
Variable Rates                         188         1,644           4,628
                                    ------        ------          ------
  Total                             $1,775        $6,149          $6,294
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
                                    ======         ======         ======

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

     Total non-performing loans were $1,670,000 at September 30, 2001 and $2,283,000 at December 31, 2000. Loans classified as non-accrual were $1,257,000 or 1.0% of total loans as of September 30, 2001, as compared to $1,248,000 or 1.1% of total loans at December 31, 2000. There were no loans classified as renegotiated as of September 30, 2001 and December 31, 2000. The loans past due 90 days or more decreased $628,000 from year end to $276,000 at September 30, 2001. Other real estate owned was $137,000 at September 30, 2001 as compared to $131,000 at December 31, 2000. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                           September 30,         December 31,
                                       --------------------      ------------
                                         2001         2000           2000
                                       -------       ------      ------------
Past Due 90 Days or More:
  Real Estate - residential            $   54         $  9          $   48
  Commercial                               88           22             711
  Installment                             134           97             145
                                       ------         ----          ------
                                       $  276         $128          $  904
                                       ------         ----          ------
Non-accrual:
  Real Estate - residential            $   27         $  1          $   14
  Commercial                            1,174          232           1,202
  Installment                              56           43              32
                                       ------         ----          ------
                                       $1,257         $276          $1,248
                                       ------         ----          ------
Other Real Estate                      $  137         $146          $  131
                                       ------         ----          ------
Total non-performing assets            $1,670         $550          $2,283
                                       ======         ====          ======
Total non-performing assets
   to total loans and
   other real estate                     1.39%        0.48%           2.00%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $76,700 and $26,100 for the periods ended September 30, 2001 and 2000, respectively.

As of September 30, 2001, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $423,000 during the nine months ended September 30, 2001, as compared to $295,500 during the same period of the prior year. The allowance for possible loan losses represented 1.3% and 1.1% of total loans outstanding at September 30, 2001 and December 31, 2000, respectively. Net loan charge-offs for the nine months ended September 30, 2001 were primarily consumer loans. Personal bankruptcies continues to contribute to the increase in net charge-offs on consumer type loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Nine
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                          Summary of Loan Loss Experience
                                     ---------------------------------------
                                          September 30,         December 31,
                                     ----------------------     ------------
                                        2001         2000           2000
                                     ----------   ---------     ------------
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                     $  1,302     $  1,148        $  1,148
Loans Charged Off:
  Real Estate - residential                --           20              20
  Commercial                               79           68             107
  Installment                             111          142             189
                                     --------     --------        --------
                                          190          230             316
Recoveries:
  Real Estate - residential                 4           --              --
  Commercial                               11           --               5
  Installment                              12           26              29
                                     --------     --------        --------
                                           27           26              34
Net Charge-offs                           163          204             282
Additions Charged to Operations           423          295             436
                                     --------     --------        --------
Balance at end of period:            $  1,562     $  1,239        $  1,302
                                     ========     ========        ========
Average Loans Outstanding            $117,399     $112,371        $112,579
                                     ========     ========        ========
Ratio of net charge-offs
  to Average loans
  outstanding for the period              .14%         .18%            .25%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                            1.30%        1.09%           1.14%


                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Allowance for Possible Loan Losses - continued
----------------------------------------------

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2000, and the nine month period ended September 30, 2001 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                  September 30,                                          December 31,
                 ----------------  -------------------------------------------------------------------------------------------
                       2001               2000               1999                1998              1997               1996
                 ----------------  ----------------   ----------------  ----------------   ----------------  -----------------
                         Percent           Percent            Percent           Percent            Percent           Percent
                         of loans          of loans           of loans          of loans           of loans          of loans
                         in each           in each            in each           in each            in each           in each
                         category          category           category          category           category          category
                         to total          to total           to total          to total           to total          to total
                 Amount   loans    Amount   loans     Amount   loans    Amount   loans     Amount   loans    Amount   loans
                 ------  --------  ------  --------   ------  --------  ------  --------  -------  --------  ------  --------
Real estate -
  residential    $  250    36.8%   $  241    37.9%    $  238    36.2%   $  208    34.2%   $  202     34.6%  $  192    36.5%
Commercial          779    39.2       549    37.0        490    38.7       490    37.8       622     38.0      619    39.1
Installment         513    17.9       492    20.9        400    22.2       374    23.8       343     23.6      298    21.6
Others               20     6.1        20     4.2         20     2.9        20     4.2        20      3.8       20     2.8
Unallocated          --      --        --      --         --      --        31      --        31       --       31       -
                 ------   -----    ------   -----     ------   -----    ------   -----    ------     ------ ------   -----
Total            $1,562   100.0%   $1,302   100.0%    $1,148   100.0%   $1,123   100.0%   $1,218    100.0%  $1,160   100.0%
                 ======   =====    ======   =====     ======   =====    ======   =====    ======    ======  ======   =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $190,963,210 at September 30, 2001 as compared to $173,668,578 at December 31, 2000, an increase of 10.0%. Approximately $9.6 million or 5.5% of the increase in deposits during 2001 primarily was due to the acquisition of the deposits of United National Bank's New Martinsville branch office. Deposit growth increased primarily in savings and time deposits. At September 30, 2001, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There were no changes in the deposit mix from December 31, 2000 to September 30, 2001.

Table Eleven
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                              September 30, 2001
                               Maturities of Time Deposits in Excess of $100,000
                        ------------------------------------------------------------
                          In Three       Over Three         Over Six           Over
                           Months       And Less Than     And Less Than       Twelve
                          Or Less         Six Months      Twelve Months       Months        TOTAL
                          --------      -------------    ---------------      ------        ------
                                                    (Expressed in Thousands)
Time Certificates
  of Deposit              $3,947           $3,486            $3,792           $6,561        $17,786


                                               December 31, 2000
                               Maturities of Time Deposits in Excess of $100,000
                        -------------------------------------------------------------
                          In Three       Over Three         Over Six            Over
                           Months       And Less Than     And Less Than        Twelve
                          Or Less         Six Months      Twelve Months        Months        TOTAL
                          --------      -------------    ---------------       ------        ------
                                                    (Expressed in Thousands)
Time Certificates
  of Deposit               $4,614           $2,808            $3,863           $6,171        $17,456


Federal funds purchased and repurchase agreements
-------------------------------------------------

     Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $7,623,043 at September 30, 2001, a decrease of $6,903,285, as compared to December 31, 2000. The decrease of repurchase agreements was primarily due to the reduction in the balance maintained by one existing commercial customer.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
--------------------------------------------------------------------------------


Capital Resources
-----------------

     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 5.7% during the first nine months of 2001 entirely from current earnings after quarterly dividends, and an increase of 4.6% resulting from the effect of the change in the net unrealized gain (loss) on securities available for sale. Stockholders' equity amounted to 9.1% of total assets at September 30, 2001 as compared to 8.8% at December 31, 2000.

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

     The following chart shows the regulatory capital levels for the company at September 30, 2001, September 30, 2000, and December 31, 2000:

                                        September 30,     Dec. 31
                                       --------------     -------
Ratio                       Minimum     2001     2000      2000
-----                       -------    ------   -----     ------
  Leverage Ratio              3%         8.5      8.2       8.3
  Risk Based Capital
    Tier 1 (core)             4%        13.2     13.9      14.3
    Tier 2 (total)            8%        14.3     14.9      15.4


Liquidity
---------

     Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $62,737,106 classified as available for sale at September 30, 2001. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,446,000 at September 30, 2001. As of September 30, 2001 there were no borrowings outstanding pursuant to these agreements.

     At September 30, 2001 and December 31, 2000, the Holding Company had outstanding loan commitments and unused lines of credit totaling $18,775,000 and $14,307,000, respectively. As of September 30, 2001, management placed a high probability for required funding within one year of approximately $13,863,000. Approximately $3,365,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I


Item 3  Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

     The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at September 30, 2001 were as follows: given a 200 basis point increase scenario net interest income would be increased by approximately .8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 6.9%. Under both interest rate scenarios the subsidiary banks were within the established guideline.

                                     PART II
                                OTHER INFORMATION


Item 1    Legal Proceedings
---------------------------

     The nature of the business of the Holding Company's subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or any of its subsidiaries is a party or of which any of their property is subject.



Item 2    Changes in Securities
-------------------------------

     Inapplicable


Item 3    Defaults Upon Senior Securities
-----------------------------------------

     Inapplicable


Item 4    Submission of Matters to Vote of Security Holders
-----------------------------------------------------------


     Inapplicable


Item 5    Other Information
---------------------------

     Inapplicable


Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Financial
     ---------

     The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and nine month periods ended September 30, 2001, are incorporated by reference in Part I:

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



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


             First West Virginia Bancorp, Inc
             --------------------------------
                       (Registrant)


         By: /s/ Charles K. Graham
             -----------------------------------------------------
                 Charles K. Graham
                 President and Chief Executive Officer/Director



         By: /s/ Francie P. Reppy
             -----------------------------------------------------
                 Francie P. Reppy
                 Senior Vice President and Chief Financial Officer


Dated: October 31, 2001

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

10.7      Lease dated May 20, 1998 between Progressive Bank, N.A.
          and Robert Scott Lumber Company.  Incorporated herein by reference.

10.8      Lease dated May 12, 2001 between Progressive Bank, N.A.
          and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty
          & Investment Company. Filed herewith and incorporated herein by reference.

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

99.1 Independent Accountant's Report. Filed herewith and incorporated herein by reference

