Form 10-K
period 2001-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2002-03-29
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period than the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp's common stock on the AMEX on March 22, 2002, was $22,106,480. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer's common stock as of March 22, 2002:

Common Stock, $5.00 Par Value 1,538,443 shares
--------------------------------------------

The total number of pages are 106 ; Exhibit Index is located on page 19

DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K
                                              into which Document
Documents                                     is incorporated
---------                                     -------------------

Portions of the Annual
Report to Shareholders                        Part II, Items 5, 6, 7, and 8;
of First West Virginia                        Part III, Item 13;
Bancorp, Inc. for the                         Part IV, Item 14
year ended December 31, 2001.                 -----------------------------

Portions of First West                        Part III, Items 10,
Virginia Bancorp, Inc.'s                      11, 12, and 13
Proxy statement for the
2002 Annual Meeting
of Shareholders.                              -----------------------------

                                 FORM 10-K INDEX
                                 ---------------

PART I

Item 1         Business                                              4 - 11

Item 2         Properties                                              12

Item 3         Legal Proceedings                                       13

Item 4         Submission of Matters to a Vote of
                 Security Holders                                      13

PART II

Item 5         Market for the Registrant's Common Stock and
                 Related Stockholder Matters                           13-14

Item 6         Selected Financial Data                                 14

Item 7         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            14

Item 7A        Quantitative and Qualitative Disclosures About
                 Market Risk                                           14

Item 8         Financial Statements and Supplementary Data             15

Item 9         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                15

PART III

Item 10        Directors and Executive Officers of
                 Registrant                                          15 -16

Item 11        Executive Compensation                                  17

Item 12        Security Ownership of Certain Beneficial
                 Owners and Management                                 17

Item 13        Certain Relationships and Related
                 Transactions                                          17

PART IV

Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                   17

               Signatures                                              18

               Exhibit Index                                           19

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

     At December 31, 2001, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, in Buckhannon, West Virginia. Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates two full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has two full-service Automated Teller Machines (ATM) located at West Liberty State College, Ohio county, West Liberty, West Virginia and at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A. - Bellaire now operates as a branch of Progressive Bank, N.A. Progressive Bank, N.A. had total assets of $194,877,560 as of December 31, 2001. Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon operates a full service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 2001, Progressive Bank, N.A. - Buckhannon had total assets of $36,469,348.

     On October 2, 2000, the Corporation's subsidiary, Progressive Bank, N.A., entered into a Purchase and Assumption Agreement with United National Bank to purchase the building and deposits of United's New Martinsville, West Virginia branch office. Progressive Bank also entered into a Real Estate Purchase Agreement to purchase the building and land of United's Moundsville, West Virginia office located on Lafayette Avenue. The acquisition of the Moundsville Real estate closed in January 2001, while the New Martinsville acquisition closed on March 8, 2001. The deposits acquired in New Martinsville were approximately $9.6 million.

     On May 12, 2001, Progressive Bank, N.A. entered into a lease agreement to rent property for use as a banking premises to be known as the "Bethlehem branch office." The Bethlehem branch office is to be located at 1090 East Bethlehem Boulevard, Wheeling, West Virginia and is scheduled to open during the first quarter of 2002. The office is a one story building with approximately 3400 square feet of area and has four drive-in lanes. The lease is for a five year term commencing February 1, 2002, with eight successive five year options to renew.

     On June 8, 2001, the Corporation's subsidiary, Progressive Bank, N.A., entered into a Purchase and Assumption Agreement with Wheeling National Bank to purchase the loans and other certain assets and to assume the deposits and other liabilities of the Wheeling National Bank's New Martinsville office located at 631 Third Street. Upon completion of the transaction, the Wheeling National Bank's branch office will be closed as a branch office and consolidated with Progressive's existing facility located 425 Third Street New Martinsville, West Virginia. The transaction is expected to be completed during the first quarter of 2002.

     Total Holding Company assets as of December 31, 2001, which include the assets of its operating subsidiary banks, were $232,030,125. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares were issued and outstanding as of December 31, 2001 to 380 shareholders. Shareholders' equity at that date was $20,248,968.

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

     First West Virginia Bancorp, Inc.'s business is not seasonal. As of December 31, 2001, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

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

     As of December 31, 2001, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.

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

     On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0% to 27% for the first semi annual period of 1997. The Board also eliminated the $2,000 minimum annual assessment. In addition, the FDIC Board of Directors voted to collect an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO)to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.82, 2.07 and
1.19 basis points on BIF-assessable deposits during 2001, 2000 and 1999, respectively. There were no BIF assessments paid during 2001, 2000 and 1999.

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

Employees
-----------

     As of December 31, 2001, the Holding Company had 6 part-time employees. As of December 31, 2001, the subsidiary banks of the Holding Company had a total of 85 full-time employees and 14 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Statistical Information
---------------------------

     The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2001, and such pages are incorporated herein by reference.

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
2.       Investment Portfolio

         a.   Book Value of Investments
                  Book values of investment securities at December 31, 2001 and 2000 are as follows (in thousands):

                                                December 31,     December 31,
                                                  2001              2000
                                               -----------      ------------
Securities held to maturity:
Obligations of states
   and political subdivisions                 $  8,854           $ 10,878
                                                 ------          ---------
Total held to maturity                        $  8,854           $ 10,878
                                                 ------          ---------
Securities available for sale :
U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                  $ 31,353           $ 43,047
Obligations of states
   and political subdivisions                    7,917              2,051
Corporate debt securities                        8,086                592
Mortgage-backed securities                      25,535             15,286
Equity Securities                                  457                388
                                               -------          ---------
Total available for sale                        73,348             61,364
                                               -------          ---------
Total                                         $ 82,202           $ 72,242
                                               =======           ========

         b.      Maturity Schedule of Investments                            7

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

Item 2            PROPERTIES
--------------------------------

     The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 2001 as described below.

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

     Progressive Bank, N.A. also owns the building and approximately 50% of the land at 875 National Road, Wheeling, West Virginia at which the Woodsdale branch is located. The Woodsdale branch has expanded its one-story building to a total of approximately 6,050 square feet in area in 1994. This expansion was accomplished by the purchase of approximately 6,600 square feet of land located immediately west of the existing bank office property in 1993. The office has a four lane drive-in facility at the rear of the building and one drive-in automatic teller machine in the front of the building. The remaining portion of the land is leased to the bank until 2003 with 2 ten-year options to renew.

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

     Progressive Bank, N.A. owns the building and land located at 809 Lafayette Avenue, Moundsville, West Virginia. The office is a two-story building with approximately 7,430 square feet of total area. This office also has a three lane drive in facility.

     Progressive Bank, N.A. owns the New Martinsville branch office located at 425 Third Street, New Martinsville, West Virginia. The office is a single story brick branch bank facility with approximately 3,642 square foot of area. This office also has a two lane drive-in at the rear of the facility.

     Progressive Bank, N.A. owns the building and land for the Bellaire branch office located at 426 34th Street, Bellaire, Ohio, including its drive-in facilities at the rear of the building. The bank office is housed in a one-story building, which includes office space in its basement for a total of 4,500 square feet of office area. The bank also owns a lot adjacent to the parking lot.

     Progressive Bank, N.A. - Buckhannon purchased one of two parcels of land and the building occupied by its full-service banking facility in Buckhannon, West Virginia on January 14, 1988. The remaining parcel of land was purchased on October 31, 1998. The Buckhannon office is a one story building with approximately 1,760 square feet of office area. The office has a three lane drive-in facility located at the rear of the building. On November 14, 1995, Progressive Bank, N.A. - Buckhannon entered into a lease agreement for the land and building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of five years commencing March 1, 1996, with three successive five year options to renew.

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

PART II

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

     As of December 31, 2001, the Holding Company had 380 shareholders of record who collectively held 1,538,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

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

     The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

   Period                       Stock Prices
-----------                   -----------------
                         Low                        High
                     ---------                  ---------
    2001
------------
 4th Quarter          $  15.15                   $   18.85
 3rd Quarter          $  15.00                   $   17.85
 2nd Quarter          $  13.25                   $   15.70
 1st Quarter          $  12.60                   $   14.38

    2000
------------
 4th Quarter          $  13.00                   $   14.63
 3rd Quarter          $  13.88                   $   14.50
 2nd Quarter          $  14.25                   $   15.50
 1st Quarter          $  15.13                   $   16.50

Dividends

     The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 2001 were $.68 per share and $.64 per share for 2000.

     The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2001, 2000 and 1999. The values stated have been adjusted for the two percent common stock dividend to shareholders of record as of December 1, 2000; and the twenty percent common stock dividend to shareholders of record as of November 1, 1999.

                         DIVIDEND HISTORY OF HOLDING COMPANY
                        --------------------------------------
                                  (per share)
                                                             Ratio-
                                                           Dividends to
                    Dividend          Net Income            Net Income
                -------------        -------------        -------------

2001                    .68               1.57                43.3%
2000                    .64               1.51                42.3%
1999                    .54               1.59                33.9%

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

Item 6      Selected Financial Data
--------------------------------------

     Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13.1, is incorporated herein by reference.
                           ------------

Item 7        Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------------
Results of Operations
---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13.1, is incorporated herein by reference.
               ------------

Item 7A       Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------

     The information required by Item 7A is noted in part in Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on Pages 15 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13.1, is incorporated herein by reference.
         --------------

Item 8      Financial Statements and Supplementary Data
--------------------------------------------------------

     The report of independent auditors and consolidated financial statements, included on pages 19 through 37 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13.1, are incorporated herein by reference.
               -------------
Selected quarterly financial data included on page 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2001, included in this report as Exhibit 13.1, is incorporated herein by
                                     -------------
reference.

Item 9      Changes In and Disagreements with Accountants on Accounting and
----------------------------------------------------------------------------
Financial Disclosure
----------------------

         Not Applicable

PART III
-----------------
Item 10      Directors and Executive Officers of Registrant
------------------------------------------------------------

(a)     Directors of the Registrant
        ----------------------------

The information required by Item 10 of FORM 10-K related to Directors of the
                            -------
Registrant appears in the First West Virginia Bancorp, Inc.'s 2002
Proxy Statement dated March 13, 2002 for Annual Meeting of Stockholders to be held April 9, 2002, included in this report as Exhibit 99, is incorporated
                                               ----------
herein by reference.

Executive Officers of the Registrant
----------------------------------------

     The following table sets forth selected information about the principal officers of the Holding Company.

                                          TABLE

--------------------------------------------------------------------------------------------------------
      Name                 Age           All Positions with Holding Company and Subsidiaries
--------------------------------------------------------------------------------------------------------
  Laura G. Inman           60            Chairman of the Board of the Holding Company since
                                         1998; Vice Chairman of the Board of the Holding
                                         Company 1995-1998; Senior Vice President of the
                                         Holding Company 1993-1995; Senior Vice President of
                                         Progressive Bank, N.A. since 1993; Director of the
                                         Holding Company and Director of Progressive Bank, N.A.
                                         since 1993.
--------------------------------------------------------------------------------------------------------
  Sylvan J. Dlesk          63            Vice Chairman of the Board of the Holding Company
                                         since 2000; Director of Holding Company and Director
                                         of Progressive Bank, N.A. since 1988.
--------------------------------------------------------------------------------------------------------
  Charles K. Graham        56            President and Chief Executive Officer of the Holding
                                         Company since 2000; Director of the Holding Company
                                         since 2000; Executive Vice President of the Holding
                                         Company 1986-2000; Vice President of the Holding Company
                                         1979-1986; President of Progressive Bank, N.A. since
                                         1985; Executive Vice President of Progressive Bank, N.A.
                                         1979-1985; Vice Chairman of Progressive Bank, N.A.-
                                         Buckhannon since 2000; and Director of Progressive Bank,
                                         N.A.- Buckhannon since 1986.
--------------------------------------------------------------------------------------------------------
  Beverly A. Barker        48            Executive Vice President, Chief Operating Officer, and
                                         Treasurer of the Holding Company since 2000; Senior Vice
                                         President and Treasurer of the Holding Company 1995-2000;
                                         Senior Vice President, Secretary and Treasurer of the
                                         Holding Company 1993-1995; Vice President, Secretary /
                                         Treasurer of the Holding Company 1990-1993; Executive
                                         Vice President, Chief Operating Officer and Cashier
                                         since 2000; Executive Vice President, Cashier of
                                         Progressive Bank, N.A. 1995-2000; Vice President,
                                         Cashier and Secretary of Progressive Bank, N.A. 1990-1995.
--------------------------------------------------------------------------------------------------------
  Jeffrey C. Gannon        38            Senior Vice President and Senior Loan Officer of the Holding
                                         Company since July, 2001; Senior Vice President and Senior
                                         Loan Officer of Progressive Bank, N.A. since July, 2001.
--------------------------------------------------------------------------------------------------------
  Francie P. Reppy         41            Senior Vice President and Chief Financial Officer of
                                         the Holding Company since 2000; Controller of the Holding
                                         Company 1992-2000; Senior Vice President and Chief Financial
                                         Officer of Progressive Bank, N.A. since 2000; Controller of
                                         Progressive Bank, N.A. 1992-2000.
--------------------------------------------------------------------------------------------------------
  Connie R. Tenney         46            Vice President of the Holding Company since 1996;
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

     With the exception of Jeffrey C. Gannon, who has been employed by the Holding Company since July, 2001, each of the executive officers of the Holding Company has been employed as an officer or employee of the Holding Company for more than 5 years. Jeffrey C. Gannon was previously employed by First Merit Bank, N.A. in New Castle, P.A. from 1998 to 2001 as a Vice President of Corporate Lending and by PNC Bank, Williamsport, PA from 1995 to 1998 as a Commercial Banking Officer II.

Item 11      Executive Compensation
---------------------------------------

     The information required by Item 11 of FORM 10-K related to Executive
                                 -------
Compensation appears in the First West Virginia Bancorp, Inc.'s 2002 Proxy Statement dated March 13, 2002 for Annual Meeting of Stockholders to be held April 9, 2002, included in this report as Exhibit 99, is incorporated herein
                                          -----------
by reference.

Item 12      Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------------

     The information required by Item 12 of FORM 10-K appears in the First West
                                 -------
Virginia Bancorp, Inc.'s 2002 Proxy Statement dated March 13, 2002 for Annual Meeting of Stockholders held April 9, 2002, included in this report as
Exhibit 99, is incorporated herein by reference.
-----------

Item 13      Certain Relationships and Related Transactions
-------------------------------------------------------------

     The information required by Item 13 of FORM 10-K appears in the First West
                                 -------
Virginia Bancorp, Inc.'s 2002 Proxy Statement dated March 13, 2002 for Annual Meeting of Stockholders held April 9, 2002, included in this report as
Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes
-----------
to Consolidated Financial Statements appearing at Page 32 of the Annual Report to Shareholders for the year ended December 31, 2001, included in this report as Exhibit 13.1, and incorporated herein by reference.
   ------------

PART IV
--------
Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8
----------------------------------------------------------------------------

(a)      Financial Statements Filed; Financial Statement Schedules
        -----------------------------------------------------------
       The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:
                                                                       -------

                                                                                      Exhibit 13.1
                                                                                       Page Number
Report of Certified Public Accountant ..........................................................18

Consolidated Balance Sheet (December 31, 2001 and December 31, 2000)............................19

Consolidated Statements of Income (Years ended December 31, 2001, 2000 and 1999)................20

Consolidated Statements of Changes in Stockholders' Equity (Years ended December 31, 2001,
2000 and 1999) .................................................................................21

Consolidated Statements of Cash Flows (Years ended December 31, 2001, 2000 and 1999)............22

Notes to Consolidated Financial Statements (Years ended December 31, 2001, 2000 and 1999)  23 - 37

(b)      Reports on Form 8-K
       -----------------------

        No reports on Form 8-K were filed during the fourth quarter of 2001.

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

        Signatures                                   Title                               Date
      --------------                                -------                            --------
                                                 President, Chief
/s/ Charles K. Graham                            Executive Officer                   March 22, 2002
--------------------------------------------       and Director
     Charles K. Graham

/s/ Francie P. Reppy                             Senior Vice President               March 22, 2002
--------------------------------------------     and Chief Financial Officer
     Francie P. Reppy

/s/ Sylvan J. Dlesk                              Director                            March 22, 2002
--------------------------------------------
     Sylvan J. Dlesk

/s/ Laura G. Inman                               Director                            March 22, 2002
--------------------------------------------
     Laura G. Inman

/s/ James C. Inman, Jr.                          Director                            March 22, 2002
--------------------------------------------
     James C. Inman, Jr.

/s/ R. Clark Morton                              Director                            March 22, 2002
--------------------------------------------
     R. Clark Morton

/s/ William G. Petroplus                         Director                            March 22, 2002
--------------------------------------------
     William G. Petroplus

EXHIBIT INDEX

     The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
3.1       Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

3.2       Bylaws of First West Virginia Bancorp, Inc.
          Incorporated herein by reference.

10.1      Employment Contract dated December 31, 2001 between
          First West Virginia Bancorp, Inc. and Charles K. Graham.
          Filed herewith and incorporated herein by reference.

10.2      Employment Contract dated December 31, 2001 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker.
          Filed herewith and incorporated herein by reference.

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

10.8      Lease dated May 20, 1998 between Progressive Bank, N.A.
          and Robert Scott Lumber Company. Incorporated herein by reference.

10.9      Lease dated May 12, 2001 between Progressive Bank, N.A.
          and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty
          & Investment Company. Incorporated herein by reference.

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

21.1      Subsidiaries of the Holding Company.
          Filed herewith and incorporated herein by reference.

22        Proxy statement for the Annual Shareholders meeting to be held
          April 9, 2002 Filed herewith and incorporated herein by reference.

23        Consent of S.R. Snodgrass, A.C.
          Filed herewith and incorporated herein by reference.
