Form 10-Q
period 2002-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2002-05-14
CIK 37049

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  _____________ to  ____________.

                          Commission File No. 1-13652
                       First West Virginia Bancorp, Inc.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

   West Virginia                                             55-6051901
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              1701 Warwood Avenue
                        Wheeling, West Virginia  26003
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:   (304) 277-1100
                                                      --------------
                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of May 10, 2002:

Common Stock, $5.00 Par Value, shares outstanding    1,538,443 shares
---------------------------------------------------------------------

                FIRST WEST VIRGINIA BANCORP, INC.
                           PART I
                     FINANCIAL INFORMATION

               First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED  BALANCE  SHEETS

                                                       March 31,        December 31,       March 31,
                                                         2002              2001              2001
                                                    --------------   ---------------    --------------
                                                                         (Unaudited)
              ASSETS

Cash and due from banks                              $   5,953,542   $     6,419,402    $   5,052,957
Due from banks - interest bearing                        9,122,040         9,075,314        9,345,209
                                                     -------------   ---------------    -------------
     Total cash and cash equivalents                    15,075,582        15,494,716       14,398,166
Federal funds sold                                       7,442,000         7,632,000        6,770,000
Investment securities
   Available for sale (at fair value)                   82,951,989        73,348,310       69,501,917

   Held to maturity  - fair value of
    $8,619,040 at March 31, 2002;
    $9,011,951 at December 31, 2001;
    and $10,388,938 at March 31, 2001                    8,443,362         8,853,851       10,180,277

Loans, net of unearned income                          130,372,616       120,943,839      114,761,411
Less allowance for possible loan losses                 (1,752,156)       (1,645,972)      (1,400,543)
                                                     -------------   ---------------    -------------
               Net loans                               128,620,460       119,297,867      113,360,868
Premises and equipment, net                              4,303,610         4,005,353        3,914,424
Accrued income receivable                                1,401,383         1,252,143        1,524,899
Intangible assets                                        2,037,029           547,300          613,863
Other assets                                             1,892,063         1,598,585        1,614,455
                                                     -------------   ---------------    -------------
               Total assets                          $ 252,167,478   $   232,030,125    $ 221,878,869
                                                     =============   ===============    =============
           LIABILITIES

Noninterest bearing deposits:
     Demand                                          $  21,559,708   $    20,875,835    $  16,366,235
Interest bearing deposits:
     Demand                                             31,671,285        31,452,855       25,733,278
     Savings                                            72,703,547        69,545,369       64,959,200
     Time                                               96,786,779        81,897,895       77,768,710
                                                     -------------   ---------------    -------------
               Total deposits                          222,721,319       203,771,954      184,827,423
                                                     -------------   ---------------    -------------
Federal funds purchased and
  repurchase agreements                                  7,457,884         6,537,648       16,509,818
Accrued interest on deposits                               558,622           519,399          645,826
Other liabilities                                        1,221,212           952,156          960,833
                                                     -------------   ---------------    -------------
               Total liabilities                       231,959,037       211,781,157      202,943,900
                                                     -------------   ---------------    -------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
  $5 par value 1,538,443 shares issued at
  March 31, 2002, December 31, 2001,
  and March 31, 2001                                     7,692,215         7,692,215        7,692,215
Surplus                                                  4,982,606         4,982,606        4,982,606
Retained Earnings                                        7,303,658         6,954,229        5,908,598
Accumulated other comprehensive income                     229,962           619,918          351,550
                                                     -------------   ---------------    -------------
          Total stockholders' equity                    20,208,441        20,248,968       18,934,969
                                                     -------------   ---------------    -------------
       Total liabilities and stockholders' equity    $ 252,167,478   $   232,030,125    $ 221,878,869
                                                     =============   ===============    =============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                     CONSOLIDATED  STATEMENTS  OF  INCOME

                                                                 Three Months Ended
                                                                      March 31,
                                                                2002           2001
                                                              ----------     ----------
                                                                     (Unaudited)
INTEREST INCOME

Interest and fees on loans and lease financing:
   Taxable                                                    $2,262,232      $2,419,957
   Tax-exempt                                                    119,322          70,621
Investment Securities:
   Taxable                                                       822,006         952,412
   Tax-exempt                                                    160,160         130,464
Dividends                                                          7,570           9,382
Other interest income                                             39,696         115,213
Interest on Federal Funds Sold                                    31,337          82,837
                                                               ---------      ----------
       Total interest income                                   3,442,323       3,780,886
INTEREST EXPENSE
Deposits                                                       1,248,836       1,654,060
Other borrowings                                                  24,638         138,472
                                                               ---------      ----------
       Total interest expense                                  1,273,474       1,792,532
                                                               ---------      ----------
       Net interest income                                     2,168,849       1,988,354
PROVISION FOR POSSIBLE LOAN LOSSES                               150,000         141,000
                                                               ---------      ----------
       Net interest income after provision
       for possible loan losses                                2,018,849       1,847,354
NONINTEREST INCOME
Service charges and other fees                                   138,095         127,084
Securities gains (losses)                                         17,477           1,647
Other operating income                                            90,964          78,860
                                                               ---------      ----------
       Total noninterest income                                  246,536         207,591
NONINTEREST EXPENSES
Salary and employee benefits                                     697,979         633,215
Net occupancy expense of premises                                221,137         202,998
Other operating expenses                                         501,182         380,115
                                                               ---------      ----------
       Total noninterest expense                               1,420,298       1,216,328
                                                               ---------      ----------


       Income before income taxes                                845,087         838,617
                                                               ---------      ----------
INCOME TAXES                                                     234,123         256,452
                                                               ---------      ----------
       Net income                                             $  610,964      $  582,165
                                                               =========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,538,443       1,538,443
                                                               =========      ==========
EARNINGS PER COMMON SHARE                                     $     0.40      $     0.38
                                                               =========      ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
        CONSOLIDATED  STATEMENTS  OF CHANGES  IN  STOCKHOLDERS'  EQUITY


                                                                                             Accumulated
                                               Common Stock                                     Other
                                           ----------------------               Retained   Comprehensive  Comprehensive
                                             Shares      Amount      Surplus    Earnings       Income        Income      Total
                                           ---------- -----------  ----------- ----------- -------------- ------------ -----------

Balance, December 31, 2001                 1,538,443  $ 7,692,215   $ 4,982,606 $ 6,954,229  $   619,918  $            $20,248,968

Comprehensive income
  Net income for the three months
    ended March 31, 2002                        --           --             --      610,964           --     610,964       610,964

  Other comprehensive income,
    net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                           --           --             --         --      (389,956)   (389,956)     (389,956)
                                                                                                          ----------
Comprehensive income                                                                                      $  221,008
                                                                                                          ==========

Cash dividend
  ($.17 per share)                               --           --             --    (261,535)          --                  (261,535)
                                         ----------- ------------  ------------ ------------ -----------             -------------
Balance, March 31, 2002(Unaudited)         1,538,443  $ 7,692,215   $ 4,982,606 $ 7,303,658  $   229,962              $ 20,208,441
                                         =========== ============  ============ ===========  ===========             =============


                                                                                           Accumulated
                                               Common Stock                                   Other
                                           ---------------------              Retained    Comprehensive  Comprehensive
                                            Shares     Amount      Surplus    Earnings        Income         Income       Total
                                           --------- ----------- ----------- -----------   -----------  -------------  -----------


Balance, December 31, 2000                 1,538,443 $ 7,692,215 $ 4,982,606  $5,587,967   $   (37,688)   $            $18,225,100

Comprehensive income
  Net income for the three months
    ended March 31, 2001                         --          --          --      582,165            --       582,165       582,165
  Other comprehensive income,
    net of tax
    Unrealized gains (losses) on securities,
      net of reclassification adjustment
      (see disclosure)                           --          --           --          --       389,238       389,238       389,238

                                                                                                          ----------
Comprehensive income                                                                                      $  971,403
                                                                                                          ==========

Cash dividend
  ($.17 per share)                                --          --          --    (261,534)           --                    (261,534)
                                           --------- ----------- -----------  ----------   -----------                 -----------

Balance, March 31, 2001(Unaudited)         1,538,443 $ 7,692,215 $ 4,982,606  $5,908,598   $   351,550                 $18,934,969
                                           ========= =========== ===========  ==========   ===========                 ===========


                                                             For the three months ended
                                                                      March 31,
                                                                2002           2001
                                                             ----------     ----------
Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses)
   arising during the period                                 $ (379,001)    $  390,270
Less: reclassification adjustment for
   gains included in net income                                  10,955          1,032
                                                             ----------     ----------
Net unrealized gains (losses) on securities                  $ (389,956)    $  389,238
                                                             ==========     ==========

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS

                                                            Three Months Ended March 31,
                                                            2002                      2001
                                                     -----------------           ---------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net Income                                          $          610,964           $     582,165
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   150,000                 141,000
   Depreciation and amortization                               103,043                  76,650
   Amortization of investment securities, net                  (45,663)                (81,317)
   Investment security losses (gains)                          (17,477)                 (1,647)
   Decrease (increase) in interest receivable                 (149,240)                 18,225
   Increase (decrease) in interest payable                      39,223                  47,591
     Other, net                                                207,759                  17,008
                                                      ----------------            ------------
  Net cash provided by operating activities                    898,609                 799,675
                                                      ----------------            ------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                  190,000              (2,374,000)
Net (increase) decrease in loans, net of charge offs        (9,485,353)               (759,732)
Loans acquired in purchase of branch office                  5,078,284                      --
Proceeds from sales of securities available for sale         1,557,359                 558,334
Proceeds from maturities of securities available for sale   65,780,000              30,188,923
Proceeds from maturities of securities held to maturity        410,000                 700,000
Principal collected on mortgage-backed securities            3,694,867               1,417,050
Purchases of securities available for sale                 (81,194,412)            (39,600,364)
Purchases of securities held to maturity                            --                      --
Recoveries on loans previously charged-off                      12,759                   8,823
Cash acquired in purchase of branch office                   9,063,066               8,990,870
Purchases of premises and equipment                           (379,112)             (1,236,335)
                                                      ----------------            ------------
       Net cash used by investing activities                (5,272,542)             (2,106,431)
                                                      ----------------            ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                         18,949,365              11,158,845
Deposits acquired in purchase of branch office             (15,653,267)             (9,612,129)
Dividends paid                                                (261,535)               (261,534)
Increase (decrease) in short term borrowings                   920,236               1,983,490
                                                      ----------------            ------------
       Net cash provided by financing activities    $        3,954,799          $    3,268,672
                                                      ----------------            ------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (419,134)              1,961,916
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      15,494,716              12,436,250
                                                      ----------------            ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $       15,075,582          $   14,398,166
                                                      ================            ============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001



1. The accompanying financial statements are unaudited. However in the opinion of management, they contain the adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations. The notes to the financial statements contained in the annual report for December 31, 2001, should be read in conjunction with these financial statements.

2. The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

3. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
        ---------------------------------------------------------------

     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has two wholly-owned subsidiaries:
Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2001 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $610,964 for the three months ended March 31, 2002 as compared to $582,165 for the same period during 2001. The 5.0% increase in earnings during the first quarter of 2002 over 2001 can be primarily attributed to increased net interest income and noninterest income, partially offset by the increase in noninterest expense and the provision for loan losses. Earnings per common share were $.40 in 2002 compared to $.38 in 2001.

Operational earnings improved with net interest income increasing $180,495 or 9.1%, to $2,168,849 during the three months ended March 31, 2002 as compared to the same period in 2001. Net interest income increased primarily due to the decline in the average rates paid on interest bearing liabilities offset in part by the decrease in the average interest earned on loans and investment securities.

The return on average assets (ROA), which measures the effectiveness of asset utilization to produce net income, was 1.06% and 1.12% at March 31, 2002 and 2001, respectively. The return on average equity (ROE), which measures the return on the stockholders' investment, was 12.56% and 12.90% at March 31, 2002 and 2001, respectively. The Board of Directors declared and paid cash dividends of $.17 per share during the first quarter of 2002 as compared to $.17 during the same period in 2001.

During the first quarter of 2002, the Corporation's subsidiary, Progressive Bank, N.A., opened a full-service office at 1090 East Bethlehem Boulevard in Wheeling, West Virginia. Also, Progressive Bank, N.A. completed its transaction with Wheeling National Bank to purchase its New Martinsville branch office. In 2001 Progressive Bank, N.A. entered into a Purchase and Assumption Agreement with Wheeling National Bank to purchase the building, loans and deposits of Wheeling National's New Martinsville, West Virginia branch office located at 631 Third Street. Upon consummation of the transaction the facility was closed and consolidated with Progressive Bank's existing branch office located at 425 Third Street, New Martinsville, West Virginia. Total deposits acquired in the New Martinsville transaction were approximately $15.7 million and total loans were approximately $5.1 million.

The Holding Company as of March 31, 2002 had total assets of $252,167,478 an increase of 8.7% over the $232,030,125 reported for the year ended December 31, 2001. Loans net of reserves increased during the first quarter of 2002 by $9,322,593 to $128,620,460, as compared to $119,297,867 reported at December 31,
2001. Total deposits increased in 2002 by $18,949,365, from $203,771,954 at
December 31, 2001 to $222,721,319 at March 31, 2002.

The allowance for loan losses amounted to $1,752,156 at March 31, 2002 or 1.3% of total loans, compared to $1,645,972 or 1.4% of total loans at December 31, 2001. Non-performing assets were $1,369,000 at March 31, 2002, as compared to $1,317,000 at December 31, 2001.

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


                                                            First West Virginia Bancorp, Inc.
                                      Three months ended                                Years ended
                                           March 31,                                    December 31,
                                     ----------------------            ----------------------------------------------
                                        2002         2001                 2001       2000         1999         1998
                                     ---------     --------            --------    ---------    ---------   ---------
SUMMARY OF OPERATIONS
   Total interest income             $   3,442     $ 3,781             $ 14,772    $ 14,869     $ 13,207    $  12,452
   Total interest expense                1,273       1,793                6,422       7,155        5,602        5,324
   Net interest income                   2,169       1,988                8,350       7,714        7,605        7,128
   Provision for loan losses               150         141                  573         436          348          256
   Total other income                      246         208                  942         880        1,073          787
   Total other expenses                  1,420       1,216                5,324       4,816        4,740        4,674
   Income before income taxes              845         839                3,395       3,341        3,590        2,985
   Net income                              611         582                2,412       2,326        2,450        2,033

PER SHARE DATA (1)
   Net income                        $     .40     $   .38             $   1.57    $   1.51     $   1.59    $    1.32
   Cash dividends declared                 .17         .17                  .68         .64          .54          .48
   Book value per share                  13.14       12.31                13.16       11.85        10.44        10.05

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $ 123,877     $114,303            $118,224    $ 112,579    $105,775    $  99,345
   Investment securities                80,292       71,112              73,639       69,548      59,716       47,911
   Deposits - Interest Bearing         184,116      159,635             168,820      155,172     141,768      127,520
   Stockholders' equity                 19,727       18,292              18,902       17,448      16,087       14,697
   Total Assets                        232,862      209,977             217,006      203,529     183,436      164,630

BALANCE SHEET
   Investments                       $  91,395     $ 79,682            $ 82,202   $   72,242    $ 59,394    $  54,080
   Loans                               130,372      114,761             120,944      114,053     110,489      103,555
   Other Assets                         30,400       27,436              28,884       21,598      19,290       13,760
                                      --------      -------             -------    ---------     -------     --------
      Total Assets                   $ 252,167     $221,879            $232,030   $  207,893    $189,173    $ 171,395
                                      ========      =======             =======    =========     =======     ========
   Deposits                          $ 222,721     $184,827            $203,772   $  173,669    $161,558    $ 147,785
   Federal funds purchased and
     Repurchase Agreements               7,458       16,510               6,538       14,526      10,274        6,994
   Other Liabilities                     1,780        1,607               1,471        1,473       1,285        1,155
   Shareholders' Equity                 20,208       18,935              20,249       18,225      16,056       15,461
                                      --------      -------             -------    ---------     -------     --------
      Total Liabilities and
      Shareholders' Equity           $ 252,167     $221,879            $232,030   $  207,893    $189,173    $ 171,395
                                      ========      =======             =======    =========     =======     ========
SELECTED RATIOS
   Return on average assets              1.06%        1.12%               1.11%        1.14%       1.34%        1.23%
   Return on average equity             12.56%       12.90%              12.76%       13.33%      15.23%       13.83%
   Average equity to average assets      8.47%        8.71%               8.71%        8.57%       8.77%        8.93%
   Dividend payout ratio (1)            42.50%       44.74%              43.31%       42.38%      33.96%       36.36%
   Loan to Deposit ratio                58.54%       62.09%              59.35%       65.67%      68.39%       70.07%

(1) Adjusted for the 2 percent common stock dividend to stockholders of record as of December 1, 2000, a 6 for 5 stock split in the effect of a twenty
     (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999, a 4 percent common stock dividend to stockholders of record as of October 1, 1998.
------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2002 and 2001.

Net interest income was $2,168,849 for the three months ended March 31, 2002, an increase of $180,495 or 9.1%, from the same period in 2001. Net interest income increased during the first quarter of 2002 compared to the same period in 2001 primarily due to the decline in interest rates paid on deposit liabilities, offset in part by the decrease in interest earned on loans and investment securities.

During the three months ended March 31, 2002, interest expense decreased $519,058 or 29.0% as compared to the same period in 2001. Interest expense decreased as a result of a decrease in the average rates paid on interest bearing liabilities. The average yield paid on interest bearing liabilities decreased .89%, from 3.59% at December 31, 2001 to 2.70% at March 31, 2002. The decrease in the average yield on interest bearing liabilities during the first quarter of 2002 was primarily due to the decrease in the interest rates paid on savings deposits and time deposits.

Interest income on investment securities decreased $100,710 or 9.3% during the three months ended March 31, 2002 over 2001. The decrease in the interest earned on investment securities primarily contributed to the increase in net interest income during the first quarter of 2002. The average volume of investment securities increased $6,653,000 since December 31, 2001. The average yield on investment securities decreased .66%, from 5.62% at December 31, 2001 to 4.96% at March 31, 2002.

Interest and fees on loans decreased $109,024 or 4.4% for the three month period ended March 31, 2002 as compared the same period in 2001. The decreased interest income on loans and lease financing resulted primarily from a decrease in the average rates earned. The average yield on loans decreased from 8.50% at December 31, 2001 to 7.80% at March 31, 2002.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 4.30% at March 31, 2002, as compared to 4.35% at December 31, 2001 and 4.24% at March 31, 2001.

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Noninterest Income

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $11,011 during the three months ended March 31, 2002, up 8.7%, from the same period in 2001.

Sales of investment securities for the three month periods ended March 31, 2002 and 2001 were primarily the result of sales by the Holding Company and by the subsidiary banks. The Holding Company accounted for securities gains of $1,344 and securities losses of $1,096 during the period ended March 31, 2002 and securities gains of $11,129 and securities losses of $9,387 during the period ended March 31, 2001 and those sales were attributable to sales of marketable equity securities. The subsidiary banks accounted for securities gains of $17,717 and securities losses of $488 during the period ended March 31, 2002 and securities gains of $365 and securities losses of $460 during the period ended March 31, 2001 and those sales were attributable to sales of securities available for sale.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers' checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the first quarter of 2002, other operating income was $90,964, an increase of $12,104 or 15.4% compared to the same period in 2001. The increase in other operating income resulted primarily from an increase in ATM fees and an increase in checkbook sales during the first quarter of 2002.

Non-Interest Expense

Salary and employee benefits is the largest component of noninterest expense. Salary and employee benefits increased $64,764 or 10.2% during the three months ended March 31, 2002 over the same period in 2001. The increase in salary and employee benefits in 2002 compared to 2001 was primarily due to the hiring of personnel for the Moundsville, New Martinsville and Bethlehem, West Virginia offices combined with the normal annual merit adjustments.

The major components of other operating expenses include: stationery and supplies, directors' fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $121,067 or 31.9% for the three months ended March 31, 2002 over 2001. The increase in other operating expenses during the first quarter of 2002 was primarily due to the increases in deposit premium amortization, service expense, postage and transportation expense, stationery and supplies expense, other taxes, director's fees, advertising, and other expenses.

Income Taxes

Income tax expense for the period ended March 31, 2002 was $234,123, a decrease of 8.7% over the same period in 2001. Income tax expense decreased primarily due to an increase in tax exempt income during the first quarter of 2002 over the same period in 2001. Components of the income tax expense for March 31, 2002 were $189,386 for federal taxes and $44,737 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $279,482 and $201,085 for the three month periods ended March 31, 2002 and 2001, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2002 and 2001 and for the year ended December 31, 2001.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2002 and March 31, 2001 and the year ended December 31, 2001. Average balance sheet information as of March 31, 2002 and March 31, 2001 and the year ended December 31, 2001 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 2002 and 2001.

                                               For the three                                                    For the three
                                               months ended                                                     months ended
                                              March 31, 2002                   December 31, 2001               March 31, 2001
                                        -----------------------------  ------------------------------   ----------------------------

                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 29,440   $   316    4.35%    $ 29,143  $  1,624      5.57%   $ 38,605   $  600     6.30%
 Mortgage-backed securities               26,343       376    5.79%      22,952     1,454      6.33%     16,233      276     6.90%
 Obligations of states and
   political subdivisions                 16,269       177    4.41%      15,578       704      4.52%     12,821      153     4.84%
 Other securities                          8,240       113    5.56%       5,966       353      5.92%      3,453       54     6.34%
                                         -------    ------  ------      -------   -------   -------     -------    -----   ------
    Total Investment securities:          80,292       982    4.96%      73,639     4,135      5.62%     71,112    1,083     6.18%
Interest bearing deposits                  9,126        37    1.64%       7,869       295      3.75%      8,441      112     5.38%
Federal funds sold                         8,205        31    1.53%       6,594       241      3.65%      6,124       83     5.50%
Loans, net of unearned income            123,877     2,382    7.80%     118,224    10,054      8.50%    114,303    2,491     8.84%
Other earning assets                         703        10    5.77%         707        47      6.65%        703       12     6.92%
                                         -------    ------  ------      -------   -------   -------     -------    -----   ------
 Total earning assets                    222,203     3,442    6.28%     207,033    14,772      7.14%    200,683    3,781     7.64%
Cash and due from banks                    5,092                          4,811                           4,740
Bank premises and equipment                4,098                          3,786                           3,374
Other assets                               3,166                          2,893                           2,549
Allowance for possible loan losses        (1,697)                        (1,517)                         (1,369)
                                         -------                        -------                         -------
 Total Assets                           $232,862                      $ 217,006                        $209,977
                                         ========                       =======                         =======
LIABILITIES
Certificates of deposit                 $ 85,282   $   987    4.69%   $  77,214   $ 4,273      5.53%   $ 73,543  $ 1,070     5.90%
Savings deposits                          68,286       213    1.27%      64,360     1,579      2.45%     61,494      511     3.37%
Interest bearing demand deposits          30,548        48    0.64%      27,246       280      1.03%     24,598       74     1.22%
Federal funds purchased and
   Repurchase agreements                   7,329        25    1.38%      10,034       290      2.89%     14,678      138     3.81%
                                         -------    ------  ------      -------   -------   -------     -------    -----   ------
 Total interest bearing liabilities      191,445     1,273    2.70%     178,854     6,422      3.59%    174,313    1,793     4.17%
Demand deposits                           20,166                         17,844                          15,836
Other liabilities                          1,524                          1,406                           1,536
                                         -------                        -------                         -------
 Total Liabilities                       213,135                        198,104                         191,685
STOCKHOLDERS' EQUITY                      19,727                         18,902                          18,292
                                         -------                        -------                         -------
 Total Liabilities
    and Stockholders' Equity            $232,862                      $ 217,006                        $209,977
                                         =======                        =======                         =======
 Net yield on earning assets                        $2,169    3.96%              $ 8,350      4.03%              $ 1,988      4.02%
                                                    ======  ======                =======   ======                ======     =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2002 and 2001, and the year ended December 31, 2001, respectively. The effect of this adjustment is presented below (in thousands).

 Obligations of states and
   political subdivisions:
    Investment securities              $  16,269    $   284   7.08%   $  15,578   $ 1,119      7.18%   $ 12,821   $   217     6.85%
    Loans                                123,877      2,461   8.06%     118,224    10,301      8.71%    114,303     2,538     9.00%
                                        ========     ======   ====     ========    ======     =====     =======    ======    =====
 Total earning assets                  $ 222,203    $ 3,628   6.62%   $ 207,033   $15,434      7.45%   $200,683   $ 3,892     7.86%
                                        ========     ======   ====     ========    ======     =====     =======    ======    =====
 Taxable equivalent net yield on
 earning assets                                     $ 2,355   4.30%               $ 9,012      4.35%              $ 2,099     4.24%
                                                     ======   ====                 ======     =====                ======    =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $9,193,190 or 11.2% from $82,202,161 at December 31, 2001, to $91,395,351 at March 31, 2002. Taxable securities comprised 85.2% of total securities at March 31, 2002, as compared to 81.0% at December 31, 2001. Other than the normal risks inherent in purchasing
U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at market value increased $9,603,679 or 13.1% from December 31, 2001, and represented 91% of the investment portfolio at March 31, 2002. The increase was primarily due to the purchase of mortgage-backed securities. The held to maturity securities decreased $410,489 or 4.6% from December 31, 2001 and represented 9% of the investment portfolio as of March 31, 2002. The decrease was primarily the result of maturities of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $366,882 and $989,018 at March 31, 2002 and December 31, 2001, respectively. The market value of securities classified as held to maturity was above book value by $175,678 and $158,100 at March 31, 2002 and December 31, 2001, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                          March 31,       December 31,    March 31,
                                            2002             2001           2001
                                         -----------      -----------     ---------
  Securities held to maturity:
  Obligations of states
        and political subdivisions        $  8,443        $  8,854        $  10,180
                                           -------          ------          -------
            Total held to maturity        $  8,443        $  8,854        $  10,180
                                           -------          ------          -------

  Securities available for sale:
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           33,922        $ 31,353        $  38,443
  Obligations of states
        and political subdivisions           7,252           7,917            3,270
  Corporate debt securities                  7,192           8,086            6,053
  Mortgage-backed securities                34,053          25,535           21,282
  Equity Securities                            533             457              454
                                            ------         -------          -------
            Total available for sale        82,952          73,348           69,502
                                            ------         -------          -------
            Total                         $ 91,395        $ 82,202        $  79,682
                                            ======         =======          =======

-------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Table Four
Investment Portfolio (Continued)
(in  thousands)


The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 2002 and December 31, 2001 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                   March 31, 2002                                  December 31, 2001
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities              Securities              Securities
                                    Held to Maturity          Available for Sale       Held to Maturity       Available for Sale
                                   -------------------      --------------------     -------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                   ------        -----      -------       -----      ------       -----      --------   ------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                   $    --        --%       $ 11,981         2.50%   $     --        --%     $ 12,264    2.89%
  After One But
     Within Five Years                   --        --          19,744         4.08          --        --        15,284    4.38
  After Five But
     Within Ten Years                    --        --           1,020         6.39          --        --         2,521    6.43
  After Ten Years                        --        --           1,177         2.42          --        --         1,284    3.03
                                     ------     -----          ------        -----      ------      ----       -------   -----
                                         --        --          33,922         3.53          --        --        31,353    3.91

States & Political Subdivisions

  Within One Year                       895      6.26           2,637         4.77         960      6.46         1,499    4.65
  After One But
     Within Five Years                3,846      6.11           3,100         5.13       4,043      6.21         4,914    5.43
  After Five But
     Within Ten Years                 3,702      6.67           1,269         6.26       3,851      6.65         1,260    6.30
  After Ten Years                        --        --             246         6.60          --        --           244    6.66
                                     ------     -----          ------        -----       ------      ----       -------   -----
                                      8,443      6.37           7,252         5.25       8,854      6.43         7,917    5.46

Corporate Debt Securities

  Within One Year                        --        --              --           --          --        --         1,251    2.85
  After One But
     Within Five Years                   --        --           5,624         5.67          --        --         5,871    5.49
  After Five But
     Within Ten Years                    --        --           1,568         6.67          --        --           964    7.05
                                     ------     -----          ------        -----       ------     ----       -------   -----
                                         --        --           7,192         5.89           --       --         8,086    5.27

Mortgage-Backed Securities               --        --          34,053         5.62           --       --        25,535    5.75

Equity Securities                        --        --             533         2.39           --       --           457    2.67
                                     ------     -----          ------        -----       ------     ----       -------   -----
  Total                             $ 8,443      6.37%       $ 82,952         4.74%    $  8,854     6.43%     $ 73,348    4.86%
                                     ======      ====          ======        =====       ======     ====       =======   =====



------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Loans
-----

     Loans increased $9,428,777 or 7.8% from December 31, 2001.
The loan growth during the first quarter of 2002 can be attributed primarily to the increases in residential real estate loans, commercial loans and other loans, offset in part by the decrease in consumer loans.

     Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-eight percent (38%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise forty percent (40%) of the loan portfolio. Installment loans comprise fifteen percent (15%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise seven percent (7%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2001 to March 31, 2002 were a 1% increase in residential real estate loans and a 1% decrease in installment loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

                                        March 31,              December 31,
                               ---------------------------     -----------
                                   2002            2001           2001

Real Estate - Residential
Real estate-construction       $       449     $       183     $       395
Real estate-farmland                   193             128             212
Real estate-residential             49,073          42,596          44,554
                                ----------      ----------      ----------
                               $    49,715     $    42,907     $    45,161
                                ----------      ----------      ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    38,464     $    29,732     $    34,525
Commercial & industrial             14,020          14,093          13,889
                                ----------      ----------      ----------
                               $    52,484     $    43,825     $    48,414
                                ----------      ----------      ----------

     Installment
Installment and other
   loans to individuals        $    19,196     $    23,047     $    19,517
                                ----------      ----------      ----------

       Others
Nonrated industrial
   development obligations     $     9,067     $     4,880     $     7,784
Other loans                             29             191             187
                                ----------      ----------      ----------
                               $     9,096     $     5,071     $     7,971
                                ----------      ----------      ----------

Total                              130,491         114,850         121,063
Less unearned interest                 119              89             119
                                ----------      ----------      ----------
                               $   130,372     $   114,761     $   120,944
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 2002 and December 31, 2001 (in thousands) (Unaudited):

                                             March 31, 2002
                                -----------------------------------------
                                               After one
                                  In one      Year Through       After
                                Year or Less   Five Years      Five Years
                                ------------  ------------     ----------
  Commercial                    $    1,122     $    7,022      $    5,876
  Real Estate - construction           175              5             269
                                 ---------      ---------       ---------
     Total                      $    1,297     $    7,027      $    6,145
                                 =========      =========       =========
                                           December 31, 2001
                                -----------------------------------------
                                               After one
                                  In one      Year Through       After
                                Year or Less   Five Years      Five Years
                                ------------  ------------     ----------
  Commercial                    $      966     $    6,465      $    6,458
  Real Estate - construction           165              6             224
                                 ---------      ---------       ---------
     Total                      $    1,131     $    6,471      $    6,682
                                 =========      =========       =========

The following table presents an analysis of fixed and variable rate loans as of March 31, 2002 and December 31, 2001 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                            March 31, 2002
                                -----------------------------------------
                                                After one
                                   In one      Year Through       After
                                Year or Less    Five Years     Five Years
                                ------------   ------------    ----------
  Fixed Rates                   $    1,178     $    4,270      $    1,715
  Variable Rates                       119          2,757           4,430
                                 ---------      ---------       ---------
     Total                      $    1,297     $    7,027      $    6,145
                                 =========      =========       =========


                                              December 31, 2001
                                -----------------------------------------
                                                After one
                                   In one      Year Through       After
                                Year or Less    Five Years     Five Years
                                ------------   ------------    ----------
  Fixed Rates                   $    1,095    $    4,585       $    1,557
  Variable Rates                        36         1,886            5,125
                                ----------     ---------        ---------
     Total                      $    1,131    $    6,471       $    6,682
                                ==========      ========         ========

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $1,369,000 at March 31, 2002 and $1,317,000 at December 31, 2001. Loans classified as non-accrual were $1,261,000 or 1.0% of total loans as of March 31, 2002, as compared to $1,184,000 or 1.0% of total loans at December 31, 2001. There were no loans classified as renegotiated as of March 31, 2002 and December 31, 2001. The loans past due 90 days or more decreased $25,000 to $48,000 at March 31, 2002. Other real estate owned was $60,000 at March 31, 2002 and December 31, 2001. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate (in thousands):

                                    March 31,        December 31,
                               ------------------    ------------
                                 2002       2001         2001
Past Due 90 Days or More:
  Real Estate - residential    $     44  $      7    $         21
  Commercial                          4     1,520              26
  Installment                         -       144              26
                                -------   -------     -----------
                               $     48  $  1,671    $         73
                                -------   -------     -----------
Non-accrual:
  Real Estate - residential    $     63  $     20    $         27
  Commercial                      1,160       880           1,124
  Installment                        38        42              33
                                -------   -------     -----------
                               $  1,261  $    942    $      1,184
                                -------   -------     -----------

Other Real Estate              $     60  $     80    $         60
                                -------   -------     -----------

Total non-performing assets    $  1,369  $  2,693    $      1,317
                                 ======   =======     ===========

Total non-performing assets
   to total loans and
   other real estate               1.05%     2.35%           1.09%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $27,700 and $27,000 for the periods ended March 31, 2002 and 2001, respectively.

As of March 31, 2002, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $150,000 during the three months ended March 31, 2002, as compared to $141,000 during the same period of the prior year. The allowance for possible loan losses represented 1.3% and 1.4% of total loans outstanding at March 31, 2002 and December 31, 2001, respectively. Net loan charge-offs for the three months ended March 31, 2002 were primarily commercial loans. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                           Summary of Loan Loss Experience
                                        ------------------------------------
                                              March 31,         December 31,
                                        ------------------      ------------
                                          2002       2001           2001
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,646  $   1,302      $    1,302
Loans Charged Off:
  Real Estate - residential                   --         --              --
  Commercial                                  55         30              95
  Installment                                  2         21             164
                                        --------   --------       ---------
                                              57         51             259
Recoveries:
  Real Estate - residential                    -          1               4
  Commercial                                  10          1              12
  Installment                                  3          6              14
                                        --------   --------       ---------
                                              13          8              30
Net Charge-offs                               44         43             229

Additions Charged to Operations              150        141             573
                                        --------   --------       ---------
Balance at end of period:              $   1,752  $   1,400      $    1,646
                                        ========   ========       =========
Average Loans Outstanding              $ 123,877  $ 114,303      $  118,224
                                        ========   ========       =========
Ratio of net charge-offs
   to Average loans
   outstanding for the period                .04%       .04%            .19%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.34%      1.22%           1.36%


------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------
Allowance for Possible Loan Losses - continued
-----------------------------------------------

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Nine. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 2002 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation's market area could result in new estimates which could affect the corporation's earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management's review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio  -  Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2001, and the three month period ended March 31, 2002 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                    March 31,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2002               2001               2000                1999              1998                1997
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans      Amount  loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   ------ --------   -------  --------   ------   --------
Real estate -
  residential    $  266     35.0%   $  263     37.3%    $  241     37.9%    $  238    36.2%    $  208     34.2%   $  202     34.6%
Commercial          883     37.6       821     40.0        549     37.0        490    38.7        490     37.8       622     38.0
Installment         582     24.1       541     16.1        492     20.9        400    22.2        374     23.8       343     23.6
Others               21      3.3        21      6.6         20      4.2         20     2.9         20      4.2        20      3.8
Unallocated          --       --        --       --         --       --         --      --         31       --        31       --
                 ------    -----    ------    -----       ----    -----       ----   -----       ----    -----     -----    -----
Total            $1,752    100.0%   $1,646    100.0%    $1,302    100.0%    $1,148   100.0%    $1,123    100.0%   $1,218    100.0%
                 ======    =====    ======    =====      =====    =====      =====   =====      =====    =====     =====    =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $222,721,319 at March 31, 2002 as compared to $203,771,954 at December 31, 2001, an increase of 9.3%. Approximately
$15.7 million or 7.7% of the increase in deposits during the first quarter of 2002 primarily was due to the acquisition of the deposits of Wheeling National Bank's New Martinsville branch office. Deposit growth increased primarily in time deposits. At March 31, 2002, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There was no change in the deposit mix from December 31, 2001 to March 31, 2002.


Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

                                           March 31, 2002
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 4,420            $      2,573     $      3,769         $13,399       $ 24,161


                                          December 31, 2001
                          Maturities of Time Deposits in Excess of $100,000
                          --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 3,876            $      3,578     $      3,200         $10,932       $ 21,586


Federal funds purchased and repurchase agreements
--------------------------------------------------

     Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $7,457,884 at March 31, 2002, an increase of $920,236, as compared to December 31, 2001. The increase of repurchase agreements was primarily due to an increase in the balances maintained by existing commercial customers.

------------------------------------------------------------------------------

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 1.8% during the first three months of 2002 entirely from current earnings after quarterly dividends, and decreased 2.0% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders' equity amounted to 8.0% of total assets at March 31, 2002 as compared to 8.7% at December 31, 2001.

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

     The following chart shows the regulatory capital levels for the company at March 31, 2002, March 31, 2001, and December 31, 2001:

                                              March 31,        Dec. 31
                                           --------------      -------
Ratio                       Minimum          2002    2001        2001
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            7.5      8.3         8.4
  Risk Based Capital
    Tier 1 (core)             4%           11.4     13.3        13.1
    Tier 2 (total)            8%           12.5     14.4        14.3


Liquidity
---------

     Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $82,951,989 classified as available for sale at March 31, 2002. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,046,000 at March 31, 2002. As of March 31, 2002 there were no borrowings outstanding pursuant to these agreements.

     At March 31, 2002 and December 31, 2001, the Holding Company had outstanding loan commitments and unused lines of credit totaling $19,042,000 and $19,511,000, respectively. As of March 31, 2002, management placed a high probability for required funding within one year of approximately $13,868,000. Approximately $3,665,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                       FIRST WEST VIRGINIA BANCORP, INC.
                                    PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The quantitative and qualitative disclosures about market risk at March 31, 2002 have not materially changed from the information presented in Item 7A of Form 10-K for the year ended December 31, 2001.

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

  Inapplicable

Item 5            Other Information
-----------------------------------

  Inapplicable


Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three month period ended March 31, 2002, are incorporated by reference in Part I:
                ------



(b)      Reports on Form 8-K
         -------------------

  There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

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



Dated: May 10, 2002

EXHIBIT INDEX

   The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit
Number    Description
-------   -----------
10.1      Employment Contract dated December 21, 2001 between
          First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.2      Employment Contract dated December 21, 2001 between
          First West Virginia Bancorp, Inc. and Beverly A. Barker. Incorporated herein by reference.

10.3 Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and Angela I. Stauver. Incorporated herein by reference.

10.4 Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as "First West Virginia Bank, N.A.", and The Kroger Co. Incorporated herein by reference.

10.5      Lease dated November 14, 1995 between Progressive Bank, N.A.
          - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6      Lease dated May 20, 1998 between Progressive Bank, N.A.
          and Robert Scott Lumber Company.  Incorporated herein by reference.

10.7 Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

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