Form 10-Q
period 2002-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2002-08-14
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from  _____________ to  ____________.

                           Commission File No. 1-13652
                        First West Virginia Bancorp, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         West Virginia                                           55-6051901
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               1701 Warwood Avenue
                          Wheeling, West Virginia 26003
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the issuer's common stock as of August 5, 2002:
Common Stock, $5.00 Par Value, shares outstanding      1,538,443 shares
-----------------------------------------------------------------------

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I
                              FINANCIAL INFORMATION

                First West Virginia Bancorp Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,         December 31,       June 30,
                                                         2002               2001             2001
                                                     -------------     -------------    -------------
                                                                         (Unaudited)
              ASSETS

Cash and due from banks                              $   5,914,474     $   6,419,402    $   5,138,125
Due from banks - interest bearing                        9,043,779         9,075,314        1,612,997
                                                     -------------     -------------    -------------
     Total cash and cash equivalents                    14,958,253        15,494,716        6,751,122
Federal funds sold                                       5,414,000         7,632,000        6,645,000
Investment securities
   Available for sale (at fair value)                   83,684,009        73,348,310       63,829,992

   Held to maturity - fair value of
     $8,693,464 at June 30, 2002;
     $9,011,951 at December 31, 2001;
     and $10,084,384 at June 30, 2001                    8,438,014         8,853,851        9,894,812

Loans                                                  130,743,354       120,943,839      119,318,404
Less allowance for possible loan losses                 (1,865,363)       (1,645,972)      (1,542,641)
                                                     -------------     -------------    -------------
               Net loans                               128,877,991       119,297,867      117,775,763
Premises and equipment, net                              4,319,546         4,005,353        3,867,164
Accrued income receivable                                1,293,379         1,252,143        1,352,312
Intangible assets                                        2,088,324           547,300          591,675
Other assets                                             1,560,431         1,598,585        1,613,564
                                                     -------------     -------------    -------------
               Total assets                          $ 250,633,947     $ 232,030,125    $ 212,321,404
                                                     =============     =============    =============
           LIABILITIES

Noninterest bearing deposits:

     Demand                                          $  23,089,306     $  20,875,835    $  16,977,145
Interest bearing deposits:
     Demand                                             29,910,915        31,452,855       25,814,427
     Savings                                            70,706,576        69,545,369       65,520,923
     Time                                               97,291,739        81,897,895       77,277,661
                                                     -------------     -------------    -------------
               Total deposits                          220,998,536       203,771,954      185,590,156
                                                     -------------     -------------    -------------
Federal funds purchased and
  repurchase agreements                                  6,953,611         6,537,648        5,955,074
Accrued interest on deposits                               519,238           519,399          590,096
Other liabilities                                          924,626           952,156          823,447
                                                     -------------     -------------    -------------
               Total liabilities                       229,396,011       211,781,157      192,958,773
                                                     -------------     -------------    -------------
       STOCKHOLDERS' EQUITY

Common Stock - 2,000,000 shares authorized at
$5 par value 1,538,443 shares issued at
June 30, 2002, December 31, 2001,and
June 30, 2001                                            7,692,215         7,692,215        7,692,215
Surplus                                                  4,982,606         4,982,606        4,982,606
Retained Earnings                                        7,678,479         6,954,229        6,250,280
Accumulated other comprehensive income                     884,636           619,918          437,530
                                                     -------------     -------------    -------------
          Total stockholders' equity                    21,237,936        20,248,968       19,362,631
                                                     -------------     -------------    -------------
     Total liabilities and stockholders' equity      $ 250,633,947     $ 232,030,125    $ 212,321,404
                                                     =============     =============    =============

     The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        2002            2001             2002             2001
                                                     ----------      ----------       ----------       ----------
                                                            (Unaudited)                      (Unaudited)
INTEREST INCOME
Interest and fees on loans and lease financing:

   Taxable                                           $2,404,739      $2,460,662       $4,666,971       $4,880,619
   Tax-exempt                                           127,030          88,911          246,352          159,532
Investment securities:
   Taxable                                              901,946         928,972        1,723,952        1,881,384
   Tax-exempt                                           154,253         158,685          314,413          289,149
Dividends                                                 5,615           8,568           13,185           17,950
Other interest income                                    38,350          71,195           78,046          186,408
Interest on federal funds sold                           27,788          73,945           59,125          156,782
                                                     ----------      ----------       ----------       ----------
       Total interest income                          3,659,721       3,790,938        7,102,044        7,571,824
INTEREST EXPENSE
Deposits                                              1,268,883       1,597,876        2,517,719        3,251,936
Other borrowings                                         31,605          77,339           56,243          215,811
                                                     ----------      ----------       ----------       ----------
       Total interest expense                         1,300,488       1,675,215        2,573,962        3,467,747
                                                     ----------      ----------       ----------       ----------
       Net interest income                            2,359,233       2,115,723        4,528,082        4,104,077
PROVISION FOR POSSIBLE LOAN LOSSES                      150,000         141,000          300,000          282,000
                                                     ----------      ----------       ----------       ----------
Net interest income after provision
       for possible loan losses                       2,209,233       1,974,723        4,228,082        3,822,077
NONINTEREST INCOME
Service charges and other fees                          170,156         155,044          308,251          282,128
Securities gains (losses)                                (4,974)          6,244           12,503            7,891
Other operating income                                   70,974          87,961          161,938          166,821
                                                     ----------      ----------       ----------       ----------
       Total noninterest income                         236,156         249,249          482,692          456,840
NONINTEREST EXPENSES
Salary and employee benefits                            792,129         674,033        1,490,108        1,307,248
Net occupancy and equipment expenses                    261,426         220,272          482,563          423,270
Other operating expenses                                506,798         482,510        1,007,980          862,625
                                                     ----------      ----------       ----------       ----------
       Total noninterest expense                      1,560,353       1,376,815        2,980,651        2,593,143
                                                     ----------      ----------       ----------       ----------
       Income before income taxes                       885,036         847,157        1,730,123        1,685,774
                                                     ----------      ----------       ----------       ----------
INCOME TAXES                                            248,679         243,939          482,802          500,391
                                                     ----------      ----------       ----------       ----------
       Net income                                    $  636,357      $  603,218       $1,247,321       $1,185,383
                                                     ==========      ==========       ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                   1,538,443       1,538,443        1,538,443        1,538,443
                                                     ==========      ==========       ==========       ==========
EARNINGS PER COMMON SHARE                            $     0.41      $     0.39       $     0.81       $     0.77
                                                     ==========      ==========       ==========       ==========

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                           Common Stock                                      Other
                                     ------------------------                 Retained   Comprehensive  Comprehensive
                                       Shares       Amount       Surplus      Earnings       Income         Income        Total
                                     ----------   -----------  -----------  -----------  -------------  -------------  ------------
Balance, December 31, 2001            1,538,443   $ 7,692,215  $ 4,982,606  $ 6,954,229  $     619,918  $              $ 20,248,968

Comprehensive income

  Net income for the six months
    ended June 30, 2002                      --            --           --    1,247,321             --      1,247,321     1,247,321

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on
   securities, net of
   reclassification adjustment
      (see disclosure)                       --            --           --           --        264,718        264,718       264,718
                                                                                                        -------------
Comprehensive  income                                                                                   $   1,512,039
                                                                                                        =============

Cash dividend
  ($.34 per share)                           --            --           --     (523,071)            --                     (523,071)

                                     ----------   -----------  -----------  -----------  -------------                 ------------
Balance, June  30, 2002 (Unaudited)   1,538,443   $ 7,692,215  $ 4,982,606  $ 7,678,479  $     884,636                 $ 21,237,936
                                     ==========   ===========  ===========  ===========  =============                 ============


                                                                                          Accumulated
                                           Common Stock                                      Other
                                     ------------------------                 Retained   Comprehensive  Comprehensive
                                       Shares       Amount       Surplus      Earnings       Income         Income        Total
                                     ----------   -----------  -----------  -----------  -------------  -------------  ------------

Balance, December 31, 2000            1,538,443   $ 7,692,215  $ 4,982,606  $ 5,587,967  $     (37,688) $              $ 18,225,100

Comprehensive income

  Net income for the six months
    ended June 30, 2001                      --            --           --    1,185,383             --      1,185,383     1,185,383

  Other comprehensive income,
  net of tax
   Unrealized gains (losses) on
   securities, net of
   reclassification adjustment
       (see disclosure)                      --            --           --           --        475,218        475,218       475,218
                                                                                                        -------------
Comprehensive income                                                                                    $   1,660,601
                                                                                                        =============

Cash dividend
   ($.34 per share)                          --            --           --     (523,070)            --                     (523,070)

                                     ----------   -----------  -----------  -----------  -------------                 ------------
Balance, June 30, 2001 (Unaudited)   1,538,443    $ 7,692,215  $ 4,982,606  $ 6,250,280  $     437,530                 $  19,362,631
                                     ==========   ===========  ===========  ===========  =============                 ============


                                                               For the six months ended
                                                                        June 30,
                                                                  2002          2001
                                                               -----------  -----------
Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses)
   arising during the period                                   $   272,555  $   480,164
Less: reclassification adjustment for
   gains (losses) included in net income                             7,837        4,946
                                                               -----------  -----------
Net unrealized gains (losses) on securities                    $   264,718  $   475,218
                                                               ===========  ===========

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
                                                                            2002                   2001
                                                                       --------------         --------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES
Net Income                                                             $    1,247,321         $    1,185,383
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                  300,000                282,000
   Depreciation and amortization                                              265,905                154,311
   Amortization (accretion) of investment securities, net                      (3,605)               (28,108)
   Investment security losses (gains)                                         (12,503)                (7,891)
   Decrease (increase) in interest receivable                                 (41,236)               190,812
   Increase (decrease) in interest payable                                       (161)                (8,139)
     Other, net                                                              (279,173)              (148,493)
                                                                       --------------         --------------
  Net cash provided by operating activities                                 1,476,548              1,619,875
                                                                       --------------         --------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                               2,218,000             (2,249,000)
Net (increase) decrease in loans, net of charge offs                       (9,899,169)            (5,334,294)
Loans acquired in purchase of branch office                                 5,078,284                     --
Proceeds from sales of securities available for sale                        3,756,465              1,108,060
Proceeds from maturities of securities available for sale                 124,322,000             53,763,241
Proceeds from maturities of securities held to maturity                       415,000                985,000
Principal collected on mortgage-backed securities                           6,916,799              3,901,387
Purchases of securities available for sale                               (144,891,703)           (60,446,147)
Purchases of securities held to maturity                                           --                     --
Recoveries on loans previously charged-off                                     19,044                 27,490
Cash acquired in purchase of branch office                                  9,063,066              8,990,870
Purchases of premises and equipment                                          (477,004)            (1,266,735)
                                                                       --------------         --------------
  Net cash used or provided by investing activities                        (3,479,218)              (520,128)
                                                                       --------------         --------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                        17,226,582             11,921,578
Deposits acquired in purchase of branch office                            (15,653,267)            (9,612,129)
Dividends paid                                                               (523,071)              (523,070)
Increase (decrease) in short term borrowings                                  415,963             (8,571,254)
                                                                       --------------         --------------
  Net cash used or provided by financing activities                    $    1,466,207         $   (6,784,875)
                                                                       --------------         --------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           (536,463)            (5,685,128)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                                     15,494,716             12,436,250
                                                                       --------------         --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                     $   14,958,253         $    6,751,122
                                                                       ==============         ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia commenced operations in July, 1973 and has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three and six months ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2001 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $636,357 for the three months ended June 30, 2002 as compared to $603,218 for the same period during 2001. The increase in earnings during the second quarter of 2002 over 2001 was primarily attributed to the increased net interest income, offset in part by a decrease in noninterest income and increases in operating expenses and the provision for loan losses. Earnings per share were $.41 in the second quarter of 2002, as compared to $.39 earned during the second quarter of 2001.

Net income for the six months ended June 30, 2002 was $1,247,321 compared to $1,185,383 for the same period during 2001. The increase in earnings for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily due to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $.81 for the first six months of 2002 as compared to $.77 earned during the same period during 2001.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was 1.01% for the three month period ended June 30, 2002 as compared to 1.11% for the same period of the prior year. For the six months ended June 30, 2002 compared to June 30, 2001, ROA was 1.04% and 1.12%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The holding company's ROE was 12.70% for the three months ended June 30, 2002 and 12.85% at June 30, 2001. For the six months ended June 30, 2002 compared to June 30, 2001, ROE was 12.63% and 12.87%, respectively.

During the first quarter of 2002, the Corporation's subsidiary, Progressive Bank, N.A., opened two full-service offices in West Virginia, one in Moundsville, and one in New Martinsville. In October, 2000, Progressive Bank, N.A. entered into a Purchase and Assumption Agreement with United National Bank to purchase the building and deposits of United's New Martinsville, West Virginia branch office located at 425 Third Street. Progressive Bank also entered into a Real Estate Purchase Agreement to purchase the building and land of United's Moundsville, West Virginia branch office located at 809 Lafayette Avenue. The acquisition of the two offices added approximately $11.5 million in assets during the first quarter of 2001. Total deposits acquired in the New Martinsville transaction were approximately $9.6 million.

The Holding Company as of June 30, 2002 had total assets of $250,633,947 an increase of 8.0% over the $232,030,125 reported for the year ended December 31, 2001. Loans net of the allowance for possible loan losses grew by $9,580,124 or 8.0% to $128,877,991, as compared to $119,297,867 reported at December 31, 2001.
Total deposits increased in 2002 by $17,226,582, from $203,771,954 at December 31, 2001 to $220,998,536 at June 30, 2002. The allowance for loan losses amounted to 1.4% of total loans at June 30, 2002, compared to 1.4% of total loans at December 31, 2001.

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

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA
(Unaudited, in thousands, except per share data)

                                                          First West Virginia Bancorp, Inc.

                                      Three months ended         Six months ended                 Years ended
                                            June 30,                  June 30,                    December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                       2002          2001         2002        2001        2001         2000         1999
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income             $  3,659     $  3,791     $  7,102     $ 7,572     $  14,772    $  14,869    $ 13,207
   Total interest expense               1,300        1,675        2,574       3,468         6,422        7,155       5,602
   Net interest income                  2,359        2,116        4,528       4,104         8,350        7,714       7,605
   Provision for loan losses              150          141          300         282           573          436         348
   Total other income                     236          249          483         457           942          880       1,073
   Total other expenses                 1,560        1,377        2,981       2,593         5,324        4,816       4,740
   Income before income taxes             885          847        1,730       1,686         3,395        3,341       3,590
   Net income                             636          603        1,247       1,185         2,412        2,326       2,450

PER SHARE DATA (1)
   Net income                        $   0.41     $   0.39     $   0.81    $   0.77     $    1.57    $    1.51    $   1.59
   Cash dividends declared               0.17         0.17         0.34        0.34          0.68         0.64        0.54
   Book value per share                 13.80        12.59        13.80       12.59         13.16        11.85       10.44

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                  $131,062     $118,066     $127,482    $116,195     $ 118,224    $ 112,579    $105,775
   Investment securities               91,742       75,899       86,049      73,519        73,639       69,548      59,716
   Deposits - interest bearing        200,168      168,865      192,186     164,276       168,820      155,172     141,768
   Stockholders' equity                20,092       18,822       19,911      18,566        18,902       17,448      16,087
   Total assets                       251,694      217,215      242,331     213,645       217,006      203,529     183,436

SELECTED RATIOS
   Return on average assets              1.01%        1.11%        1.04%       1.12%         1.11%        1.14%       1.34%
   Return on average equity             12.70%       12.85%       12.63%      12.87%        12.76%       13.33%      15.23%
   Average equity to average assets      7.98%        8.67%        8.22%       8.69%         8.71%        8.57%       8.77%
   Dividend payout ratio (1)            41.46%       43.59%       41.98%      44.16%        43.31%       42.38%      33.96%
   Loan to Deposit ratio                59.16%       64.29%       59.16%      64.29%        59.35%       65.67%      68.39%

BALANCE SHEET                            June 30,                      December 31,
                                  ---------------------     ---------------------------------
                                     2002       2001           2001        2000      1999
                                  ---------- ----------     ----------  ---------  ----------
   Investments                    $   92,122  $  73,725     $   82,202  $  72,242  $   59,394
   Loans                             130,743    119,319        120,944    114,053     110,489
   Other assets                       27,769     19,277         28,884     21,598      19,290
                                  ----------  ---------     ----------  ---------  ----------
      Total Assets                $  250,634  $ 212,321     $  232,030  $ 207,893  $  189,173
                                  ==========  =========     ==========  =========  ==========
   Deposits                       $  220,998  $ 185,590     $  203,772  $ 173,669  $  161,558
   Federal funds purchased and
      repurchase agreements            6,954      5,955          6,538     14,526      10,274
   Other liabilities                   1,444      1,413          1,471      1,473       1,285
   Stockholders' equity               21,238     19,363         20,249     18,225      16,056
                                  ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Stockholders' Equity        $  250,634  $ 212,321     $  232,030  $ 207,893  $  189,173
                                  ==========  =========     ==========  =========  ==========

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

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and six months ended June 30, 2002 and 2001.

Net interest income was $2,359,233 for the three months ended June 30, 2002, an increase of $243,510 or 11.5%, from the same period in 2001. Net interest income increased during the second quarter of 2002 compared to the same period in 2001 primarily due to the decline in interest rates paid on deposit liabilities, offset in part by a decrease in the interest earned on loans and investment securities.

During the three months ended June 30, 2002, interest expense decreased $374,727 or 22.4% as compared to the same period in 2001. Interest expense decreased as a result of a decrease in the average rates paid on interest bearing liabilities. The average yield paid on interest bearing liabilities decreased 1.08%, from 3.59% at December 31, 2001 to 2.51% during the three months ended June 30, 2002. The decrease in the average yield on interest bearing liabilities during the second quarter of 2002 was primarily due to the decrease in the interest rates paid on savings deposits and time deposits.

Interest income on investment securities decreased $31,458 or 2.9% during the three months ended June 30, 2002 over 2001. The average yield on investment securities declined, from 5.62% at December 31, 2001 to 4.62% during the three month period ended June 30, 2002.

Interest and fees on loans decreased $17,804 or .7% for the three month period ended June 30, 2002 as compared the same period in 2001. The decreased interest income on loans and lease financing resulted primarily from a decrease in the average rates earned. The average yield on loans decreased from 8.50% at December 31, 2001 to 7.75% during the three months ended June 30, 2002.

For the six months ended June 30, 2002, net interest income was $4,528,082, an increase of $424,005 or 10.3%, from the same period in 2001. The increase in net interest income was primarily due to the decline in interest rates paid on deposit liabilities, offset in part by a decrease in the interest earned on loans and investment securities. Interest and fees on loans decreased $126,828 or 2.5% for the six month period ended June 30, 2002 as compared to the same period in 2001. Interest income on investment securities decreased $132,168 or 6.1% during the six months ended June 30, 2002 over 2001. The average yield on investment securities decreased .84%, from 5.62% at December 31, 2001 to 4.78% at June 30, 2002. During the six months ended June 30, 2002, interest expense decreased $893,785 or 25.8% as compared to the same period in 2001. The average yield paid on interest bearing liabilities decreased .99%, from 3.59% at December 31, 2001 to 2.60% at June 30, 2002.

Noninterest Income

Noninterest income was $236,156 for the three months ended June 30, 2002, a decrease of $13,093 as compared to the same period of the prior year. Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $15,112 during the three months ended June 30, 2002, up 9.8%, from the same period in 2001. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers' checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the three months ended June 30, 2002, other operating income was $70,974, a decrease of $16,987 or 19.3% compared to the same period in 2001. The decrease in other operatingincome resulted primarily from a gain on sale of assets amounting to $11,461 during 2001 and a decrease in checkbook sales during the three month period ended June 30, 2002 as compared to the prior year.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Noninterest Income - continued

For the six months ended June 30, 2002, noninterest income was $482,692, an increase of $25,852 as compared to the same period of the prior year. Service charges and other fees increased $26,123 or 9.3% over the same period in 2001.

Sales of investment securities for the six month periods ended June 30, 2002 were primarily the result of sales by the Holding Company and by the subsidiary banks. The Holding Company accounted for securities gains of $1,344 and securities losses of $1,107 during the period ended June 30, 2002 and securities gains of $21,018 and securities losses of $11,859 during the period ended June 30, 2001 and those sales were attributable to sales of marketable equity securities. The subsidiary banks accounted for securities gains of $28,341 and securities losses of $16,075 during the period ended June 30, 2002 and securities gains of $7,865 and securities losses of $9,133 during the period ended June 30, 2001 and those sales were attributable to sales of securities available for sale.

Non-Interest Expense

Noninterest expense increased $183,538 or 13.3% for the three months ended June 30, 2002 as compared to the same period of the prior year. During the quarter ended June 30, 2002, salary and employee benefits increased $118,096 or 17.5%. The increase was primarily attributable to hiring of personnel for the New Martinsville, West Virginia office combined with normal annual merit adjustments in salaries. The major components of other operating expenses include: stationery and supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $24,288, or 5.0%, for the three month period ended June 30, 2002 as compared to the same period in the prior year. Increased service expense, postage and transportation expense, deposit premium amortization, advertising expense, regulatory assessment and deposit insurance, offset in part by decreased other taxes, directors' fees, stationery and supplies expense and other operating expenses primarily contributed to the increase in other operating expenses during the three month period ended June 30, 2002.

For the six months ended June 30, 2002, noninterest expense increased $387,508 or 14.9% as compared to the same period of the prior year. Salary and employee benefits increased $182,860 or 14.0%. The increase was primarily attributable to the hiring of personnel for the New Martinsville and Bethlehem, West Virginia offices combined with the normal annual merit adjustments. Other operating expenses increased $145,355 or 16.9%, for the six month period ended June 30, 2002 as compared to the same period in the prior year. Increased service expense, postage and transportation expense, deposit premium amortization, advertising expense, regulatory assessment and deposit insurance, other taxes and other operating expenses, offset in part by decreased directors' fees and stationery and supplies expense primarily contributed to the increase in other operating expenses in 2002.

Income Taxes

Income tax expense for the three months ended June 30, 2002 was $248,679, an increase of 1.9% over the same period in 2001. The increase was primarily due to the increase in pre-taxable income of $37,879 for the period ended June 30, 2002 over 2001. For the six months ended June 30, 2002, income tax expense decreased 3.5% compared to the same period in 2001. Income tax expense decreased primarily due to an increase in tax exempt income during the first quarter of 2002 over the same period in 2001. Components of the income tax expense for June 30, 2002 were $391,202 for federal taxes and $91,600 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $281,283 and $247,596 for the three month periods ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, tax exempt income was $560,765 and $448,681, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and six months ended June 30, 2002 and 2001 and for the year ended December 31, 2001.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2002 and June 30, 2001 and the year ended December 31, 2001. Average balance sheet information as of June 30, 2002 and June 30, 2001 and the year ended December 31, 2001 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 2002 and 2001.

                                                For the six                                                      For the six
                                               months ended                                                     months ended
                                               June 30, 2002                   December 31, 2001                June 30, 2001
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average     Average             Average
                                        Volume    Interest     Rate     Volume   Interest     Rate       Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------    --------   --------  -------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 30,473   $   627    4.15%    $ 29,143  $  1,624      5.57%   $ 33,851   $1,014     6.04%
 Mortgage-backed securities               31,608       847    5.40%      22,952     1,454      6.33%     20,150      667     6.68%
 Obligations of states and
   political subdivisions                 16,076       347    4.35%      15,578       704      4.52%     14,340      333     4.68%
 Other securities                          7,892       217    5.54%       5,966       353      5.92%      5,178      157     6.11%
                                        --------   -------    ----     --------  --------      ----    --------   ------     ----
    Total Investment securities:          86,049     2,038    4.78%      73,639     4,135      5.62%     73,519    2,171     5.95%
Interest bearing deposits                  9,066        73    1.62%       7,869       295      3.75%      7,094      181     5.15%
Federal funds sold                         7,432        59    1.60%       6,594       241      3.65%      6,465      157     4.90%
Loans, net of unearned income            127,482     4,913    7.77%     118,224    10,054      8.50%    116,195    5,040     8.75%
Other earning assets                         709        19    5.40%         707        47      6.65%        705       23     6.58%
                                        --------   -------    ----     --------  --------      ----    --------   ------     ----
 Total earning assets                    230,738     7,102    6.21%     207,033    14,772      7.14%    203,978    7,572     7.49%
Cash and due from banks                    5,285                          4,811                           4,672
Bank premises and equipment                4,203                          3,786                           3,634
Other assets                               3,862                          2,893                           2,786
Allowance for possible loan losses        (1,757)                        (1,517)                         (1,425)
                                        --------                       --------                        --------
 Total Assets                           $242,331                       $217,006                        $213,645
                                        ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 91,179   $ 1,968    4.35%    $ 77,214  $  4,273      5.53%   $ 75,749   $2,166     5.77%
Savings deposits                          69,834       448    1.29%      64,360     1,579      2.45%     63,161      944     3.01%
Interest bearing demand deposits          31,173       102    0.66%      27,246       280      1.03%     25,365      142     1.13%
Federal funds purchased and
   Repurchase agreements                   7,647        56    1.48%      10,034       290      2.89%     12,566      216     3.47%
                                        --------   -------    ----     --------  --------      ----    --------   ------     ----
 Total interest bearing liabilities      199,833     2,574    2.60%     178,854     6,422      3.59%    176,841    3,468     3.95%
Demand deposits                           21,055                         17,844                          17,051
Other liabilities                          1,532                          1,406                           1,187
                                        --------                       --------                        --------
 Total Liabilities                       222,420                        198,104                         195,079
STOCKHOLDERS' EQUITY                      19,911                         18,902                          18,566
                                        --------                       --------                        --------
 Total Liabilities
    and Stockholders' Equity            $242,331                       $217,006                        $213,645
                                        ========                       ========                        ========
 Net yield on earning assets                       $ 4,528    3.96%              $  8,350      4.03%              $4,104     4.06%
                                                   =======    ====               ========      ====               ======     ====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2002 and 2001, and the year ended December 31, 2001, respectively. The effect of this adjustment is presented below (in thousands).


 Obligations of states and
   political subdivisions:

    Investment securities              $  16,076    $   557   6.99%   $  15,578   $ 1,119      7.18%   $ 14,340   $   482    6.78%
    Loans                                127,482      5,078   8.03%     118,224    10,301      8.71%    116,195     5,147    8.93%
                                       =========    =======   =====    =========   =======    ======    =======    =======   =====
 Total earning assets                  $ 230,738    $ 7,477   6.53%   $ 207,033   $15,434      7.45%   $203,978   $ 7,828    7.74%
                                       =========    =======   =====    =========   =======    ======    =======    =======   =====
 Taxable equivalent net yield on
 earning assets                                     $ 4,903   4.29%               $ 9,012      4.35%              $ 4,360    4.31%
                                                    =======   ======               =======    ======               =======   =====

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Table Three
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands)
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2002 and June 30, 2001. Average balance sheet information as of June 30, 2002 and June 30, 2001 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2002 and 2001.

                                                  For the Three                                For the Three
                                                   Months ended                                 Months ended
                                                  June 30, 2002                                June 30, 2001
                                          ----------------------------------          --------------------------------
                                            Average                  Average           Average                 Average
                                            Volume      Interest      Rate              Volume      Interest    Rate
                                          -----------   ---------    -------          -----------   --------   -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    31,493   $     311       3.96%         $     29,146  $    414     5.70%
   Mortgage backed securities                  36,815         471       5.13%               24,024       392     6.54%
   Obligations of states and
     political subdivisions                    15,886         170       4.29%               15,842       179     4.53%
   Other securities                             7,548         104       5.53%                6,887       103     6.00%
                                          -----------   ---------    -------          ------------  --------  -------
Total Investment Securities                    91,742       1,056       4.62%               75,899     1,088     5.75%
Interest bearing deposits                       9,007          36       1.60%                5,761        68     4.73%
Federal funds sold                              6,667          28       1.68%                6,801        74     4.36%
Loans, net of unearned income                 131,062       2,532       7.75%              118,066     2,550     8.66%
Other earning assets                              716           8       4.48%                  709        11     6.22%
                                          -----------   ---------    -------          ------------  --------  -------
   Total earning assets                       239,194       3,660       6.14%              207,236     3,791     7.34%
Cash and due from banks                         5,475                                        4,604
Bank premises and equipment                     4,307                                        3,892
Other earning assets                            4,534                                        2,963
Allowance for possible loan losses             (1,816)                                      (1,480)
                                          -----------                                 ------------
   Total Assets                           $   251,694                                 $    217,215
                                          ===========                                 ============
LIABILITIES
Certificates of deposit                   $    97,011   $     981       4.06%         $     77,930  $  1,097     5.65%
Savings deposits                               71,365         234       1.32%               64,811       433     2.68%
Interest bearing demand deposits               31,792          53       0.67%               26,125        68     1.04%
Federal funds purchased and
   Repurchase agreements                        7,961          32       1.61%               10,477        77     2.95%
                                          -----------   ---------    -------          ------------  --------  -------
   Total interest bearing liabilities         208,129       1,300       2.51%              179,343     1,675     3.75%
Demand deposits                                21,933                                       17,630
Other liabilities                               1,540                                        1,421
                                          -----------                                 ------------
   Total Liabilities                          231,602                                      198,394
SHAREHOLDERS' EQUITY                           20,092                                       18,821
                                          -----------                                 ------------
   Total Liabilities
      and Shareholders' Equity            $   251,694                                 $    217,215
                                          ===========                                 ============
Net yield on earning assets                             $   2,360       3.96%                       $  2,116     4.10%
                                                        =========    =======                        ========  =======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2002 and 2001, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                $    15,886   $     273       6.89%         $     15,842  $    265     6.71%
     Loans                                    131,062       2,616       8.01%              118,066     2,609     8.86%
                                          ===========   =========    ========         ============  ========  =======
   Total earning assets                   $   239,194   $   3,847       6.45%         $    207,236  $  3,936     7.62%
                                          ===========   =========    ========         ============  ========  =======
    Taxable equivalent net yield on
     earning assets                                     $   2,547       4.27%                       $  2,261     4.38%
                                                        =========    ========                       ========  =======

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Balance Sheet Analysis

Investments

     Investment securities increased $9,919,862 or 12.1% from $82,202,161 at December 31, 2001, to $92,122,023 at June 30, 2002. Taxable securities comprised 83.4% of total securities at June 30, 2002, as compared to 81.0% at December 31, 2001. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at fair value increased $10,335,699 or 14.1% from December 31, 2001, and represented 91% of the investment portfolio at June 30, 2002. The increase was primarily due to purchases of mortgage-backed securities. The held to maturity securities decreased $415,837 or 4.7% from December 31, 2001 and represented 9% of the investment portfolio as of June 30, 2002. The decrease was primarily the result of maturities of non-taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,411,347 at June 30, 2002 and increased by $989,018 at December 31, 2001. The market value of securities classified as held to maturity was above book value by $255,450 and $158,100 at June 30, 2002 and December 31, 2001, respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                           June 30,       December 31,
                                             2002             2001
                                          ----------      ------------
  Securities held to maturity:
  Obligations of states
        and political subdivisions        $    8,438      $      8,854
                                          ----------      ------------
            Total held to maturity        $    8,438      $      8,854
                                          ----------      ------------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             30,943      $     31,353
  Obligations of states
        and political subdivisions             7,871             7,917
  Corporate debt securities                    6,246             8,086
  Mortgage-backed securities                  38,148            25,535
  Equity Securities                              476               457
                                          ----------      ------------
            Total available for sale          83,684            73,348
                                          ----------      ------------
            Total                         $   92,122      $     82,202
                                          ==========      ============

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Table Four
Investment Portfolio (Continued)
(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 2002 and December 31, 2001 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

                                                     June 30, 2002                                 December 31, 2001
                                   --------------------------------------------------  -----------------------------------------
                                         Securities                 Securities              Securities          Securities
                                     Held to Maturity           Available for Sale       Held to Maturity    Available for Sale
                                   ---------------------      -----------------------  -------------------  --------------------
                                     Amount     Yield           Amount       Yield      Amount     Yield     Amount     Yield
                                   ----------  ---------      ----------    ---------  ---------  --------  --------   ---------
                                                     (Unaudited)
U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                  $     --        --%        $  3,252        3.41%    $    --       --%     $ 12,264     2.89%
  After One But
     Within Five Years                   --        --           24,490        4.05          --       --        15,284     4.38
  After Five But
     Within Ten Years                    --        --            2,043        5.38          --       --         2,521     6.43
  After Ten Years                        --        --            1,158        2.39          --       --         1,284     3.03
                                   --------  --------         --------    --------    --------  -------      --------  -------
                                         --        --           30,943        4.01          --       --        31,353     3.91

States & Political Subdivisions

  Within One Year                       895      6.26            2,630        4.77         960     6.46         1,499     4.65
  After One But
     Within Five Years                3,840      6.11            3,952        5.17       4,043     6.21         4,914     5.43
  After Five But
     Within Ten Years                 3,703      6.65            1,035        5.99       3,851     6.65         1,260     6.30
  After Ten Years                        --        --              254        6.40          --       --           244     6.66
                                   --------  --------         --------    --------    --------  -------      --------  -------
                                      8,438      6.36            7,871        5.18       8,854     6.43         7,917     5.46

Corporate Debt Securities

  Within One Year                        --        --               --          --          --       --         1,251     2.85
  After One But
     Within Five Years                   --        --            4,589        5.44          --       --         5,871     5.49
  After Five But
     Within Ten Years                    --        --            1,657        6.31          --       --           964     7.05
                                   --------  --------         --------    --------    --------  -------      --------  -------
                                         --        --            6,246        5.67          --       --         8,086     5.27

Mortgage-Backed Securities               --        --           38,148        5.26          --       --        25,535     5.75

Equity Securities                        --        --              476        2.33          --       --           457     2.67
                                   --------  --------         --------    --------    --------  -------      --------  -------
  Total                            $  8,438      6.36%        $ 83,684        4.80%    $ 8,854     6.43%     $ 73,348     4.86%
                                   ========  ========         ========    ========    ========  =======      ========  =======

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Loans

     Loans net of unearned income increased $9,799,515 or 8.1% from December 31, 2001. The additional growth in the loan portfolio during the first six months of 2002 was primarily due to increases in residential real estate loans, commercial loans, and other loans, offset in part by the decrease in installment loans. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-nine percent (39%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise thirty-nine percent (39%)of the loan portfolio. Installment loans comprise fifteen percent (15%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise seven percent (7%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2001 to June 30, 2002 were a 2% increase in residential real estate loans, a 1% decrease in installment loans and a 1% decrease in commercial loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands):

                                       June 30,        December 31,
                               ---------------------  -------------
                                  2002         2001        2001
Real Estate - Residential
Real estate-construction       $    719     $    283     $    395
Real estate-farmland                193          153          212
Real estate-residential          50,098       42,904       44,554
                               --------     --------     --------
                               $ 51,010     $ 43,340     $ 45,161
                               --------     --------     --------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $ 36,915     $ 32,045     $ 34,525
Commercial & industrial          13,698       14,312       13,889
                               --------     --------     --------
                               $ 50,613     $ 46,357     $ 48,414
                               --------     --------     --------

     Installment
Installment and other
   loans to individuals        $ 19,268     $ 22,997     $ 19,517
                               --------     --------     --------

       Others
Nonrated industrial
   development obligations     $  9,935     $  6,495     $  7,784
Other loans                          33          217          187
                               --------     --------     --------
                               $  9,968     $  6,712     $  7,971
                               --------     --------     --------

Total                           130,859      119,406      121,063
Less unearned interest              116           87          119
                               --------     --------     --------
                               $130,743     $119,319     $120,944
                               ========     ========     ========

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Table Six

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 2002 and December 31, 2001 (in thousands) (Unaudited):

                                                June 30, 2002
                                  ----------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                       $    1,969    $    6,794     $    4,935
  Real Estate - construction              328            22            369
                                   ----------    ----------     ----------
     Total                         $    2,297    $    6,816     $    5,304
                                   ==========    ==========     ==========
                                                December 31, 2001
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                       $      966    $    6,465     $    6,458
  Real Estate - construction              165             6            224
                                   ----------    ----------     ----------
     Total                         $    1,131    $    6,471     $    6,682
                                   ==========    ==========     ==========

The following table presents an analysis of fixed and variable rate loans as of June 30, 2002 and December 31, 2001 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

                                                June 30, 2002
                                  -----------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                      $    1,999    $    4,385     $    2,347
  Variable Rates                          298         2,431          2,957
                                   ----------    ----------     ----------
     Total                         $    2,297    $    6,816     $    5,304
                                   ==========    ==========     ==========

                                                December 31, 2001
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ---------------------------- ----------
  Fixed Rates                      $    1,095    $    4,585     $    1,557
  Variable Rates                           36         1,886          5,125
                                   ----------    ----------     ----------
     Total                         $    1,131    $    6,471     $    6,682
                                   ==========    ==========     ==========

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

     Total non-performing loans were $1,222,000 at June 30, 2002 and $1,317,000 at December 31, 2001. Loans classified as non-accrual were $1,185,000 or .9% of total loans as of June 30, 2002, as compared to $1,184,000 or 1.0% of total loans at December 31, 2001. There were no loans classified as renegotiated as of June 30, 2002 and December 31, 2001. The loans past due 90 days or more decreased $61,000 to $12,000 at June 30, 2002. Other real estate owned was $25,000 at June 30, 2002 as compared to $60,000 at December 31, 2001. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

                                          June 30,             December 31,
                                   -----------------------     ------------
                                      2002          2001           2001
Past Due 90 Days or More:
  Real Estate - residential        $       0     $     133      $      21
  Commercial                               0           407             26
  Installment                             12           104             26
                                   ---------     ---------      ---------
                                   $      12     $     644      $      73
                                   ---------     ---------      ---------
Non-accrual:
  Real Estate - residential        $      36     $      --      $      27
  Commercial                           1,132           985          1,124
  Installment                             17            54             33
                                   ---------     ---------      ---------
                                   $   1,185     $   1,039      $   1,184
                                   ---------     ---------      ---------

Other Real Estate                  $      25     $      77      $      60
                                   ---------     ---------      ---------

Total non-performing assets        $   1,222     $   1,760      $   1,317
                                   =========     =========      =========

Total non-performing assets
   to total loans and
   other real estate                     .93%         1.47%          1.09%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $54,900, $55,100 and $96,600 for the periods ended June 30, 2002 and 2001 and December 31, 2001, respectively.

As of June 30, 2002, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Allowance for Possible Loan Losses

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $300,000 during the six months ended June 30, 2002, as compared to $282,000 during the same period of the prior year. The allowance for possible loan losses represented 1.4% of total loans outstanding at June 30, 2002 and December 31, 2001, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

                                      Summary of Loan Loss Experience
                                   ---------------------------------------
                                          June 30,            December 31,
                                   -----------------------    ------------
                                      2002          2001           2001
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                   $   1,646     $   1,302      $   1,302
Loans Charged Off:
  Real Estate - residential                2            --             --
  Commercial                              55            30             95
  Installment                             43            38            164
                                   ---------     ---------      ---------
                                         100            68            259
Recoveries:
  Real Estate - residential                0             4              4
  Commercial                              11            11             12
  Installment                              8            12             14
                                   ---------     ---------      ---------
                                          19            27             30

Net Charge-offs                           81            41            229

Additions Charged to Operations          300           282            573
                                   ---------     ---------      ---------
Balance at end of period:          $   1,865     $   1,543      $   1,646
                                   =========     =========      =========
Average Loans Outstanding          $ 127,482     $ 116,195      $ 118,224
                                   =========     =========      =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period             .06%          .04%           .19%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                           1.43%         1.29%          1.36%

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations


Allowance for Possible Loan Losses - continued

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2001, and the six month period ended June 30, 2002 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.

                     June 30,                                                December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2002               2001               2000                1999              1998                1997
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   ------ --------   -------  --------   ------   --------
Real estate -
  residential    $  271     38.1%   $  263     37.3%    $  241     37.9%    $  238    36.2%   $   208     34.2%   $  202      34.6%
Commercial          987     40.3       821     40.0        549     37.0        490    38.7        490     37.8       622      38.0
Installment         586     14.7       541     16.1        492     20.9        400    22.2        374     23.8       343      23.6
Others               21      6.9        21      6.6         20      4.2         20     2.9         20      4.2        20       3.8
Unallocated          --       --        --       --         --       --         --      --         31       --        31         -
                  ------   -----    ------    -----     ------    -----     ------   -----     ------    -----    ------     -----
Total            $1,865    100.0%   $1,646    100.0%    $1,302    100.0%    $1,148   100.0%    $1,123    100.0%   $1,218     100.0%
                  ======   =====    ======    =====     ======    =====     ======   =====     ======    =====    ======     =====

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Deposits

     Total deposits were $220,998,536 at June 30, 2002 as compared to $203,771,954 at December 31, 2001, an increase of 8.5%. Approximately $15.7 million or 7.7% of the increase in deposits primarily was due to the acquisition of the deposits of Wheeling National Bank's New Martinsville branch office which occurred during the first quarter of 2002. Deposit growth increased primarily in time deposits. At June 30, 2002, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There was no change in the deposit mix from December 31, 2001 to June 30, 2002.

Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)


                                           June 30, 2002
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)
Time Certificates
  of Deposit              $ 2,961            $      2,558     $      5,583         $ 13,271        $ 24,373

                                        December 31, 2001
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)
Time Certificates
  of Deposit              $ 3,876            $      3,578     $      3,200         $ 10,932      $ 21,586

Federal funds purchased and repurchase agreements

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $6,953,611 at June 30, 2002, an increase of $415,963, as compared to December 31, 2001. The increase of repurchase agreements was primarily due to an increase in the balances maintained by existing commercial customers.

                       First West Virginia Bancorp, Inc.
      Management's Discussion and Analysis of the Financial Condition and
                     Results of Holding Company Operations

Capital Resources

     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 3.6% during the first six months of 2002 entirely from current earnings after quarterly dividends, and increased 1.3% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders' equity amounted to 8.5% of total assets at June 30, 2002 as compared to 8.7% at December 31, 2001.

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

          The following chart shows the regulatory capital levels for the company at June 30, 2002, June 30, 2001, and December 31, 2001:

                                               June 30,        Dec. 31
                                           ---------------      -------
Ratio                       Minimum          2002    2001         2001
----------------------      --------       -------  ------       -----
  Leverage Ratio               3%            7.1      8.2         8.4
  Risk Based Capital
    Tier 1 (core)              4%           11.6     13.2        13.1
    Tier 2 (total)             8%           12.8     14.3        14.3


Liquidity

          Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $83,684,009 classified as available for sale at June 30, 2002. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,596,000 at June 30, 2002. As of June 30, 2002 there were no borrowings outstanding pursuant to these agreements.

     At June 30, 2002 and December 31, 2001, the Holding Company had outstanding loan commitments and unused lines of credit totaling $21,232,000 and $19,511,000, respectively. As of June 30, 2002, management placed a high probability for required funding within one year of approximately $16,720,000. Approximately $3,697,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk

     The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at June 30, 2002 were as follows: given a 200 basis point increase scenario net interest income would be increased by approximately .8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 9.8%. Under both interest rate scenarios the subsidiary banks were within the established guideline.

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

Item 2   Changes in Securities

     Inapplicable

Item 3   Defaults Upon Senior Securities

     Inapplicable

Item 4   Submission of Matters to Vote of Security Holders

 a. The matters discussed in 4c. were submitted to a vote of security holders at the April 9, 2002, Annual Meeting of Shareholders.

 b.   Inapplicable

c.   Election of Directors

     The following directors were elected to the Board of Directors as Class I, for terms expiring at the annual meeting in 2005: Laura G. Inman and Karl
     W. Neumann

     The results of the election were as follows:

                                                                 SHARES VOTED
                                         --------------------------------------------------------
                                                                  Against/       Abstentions
                     NAME                       For               Withheld     Broker Non-Votes
             Laura G. Inman                   1,442,150 *          79,897             0
             Karl W. Neumann                  1,312,452 *         209,595             0

         * Cumulative Shares Voted

     Continuing directors were as follows:

                                           Terms Expiring
             Charles K. Graham                    2003
             Laura G. Inman                       2005
             Karl W. Neumann                      2005
             Sylvan J. Dlesk                      2003
             James C. Inman, Jr.                  2003
             Thomas A. Noice                      2003
             Nada E. Beneke                       2004
             R. Clark Morton                      2004
             William G. Petroplus                 2004


d.   Inapplicable

Item 5    Other Information

Inapplicable

Item 6    Exhibits and Reports on Form 8-K


(a)   Financial

     The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and six month periods ended June 30, 2002, are incorporated by reference in Part I:


(b)   Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

(c)   Exhibits

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

Dated: August 9, 2002

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

99.2 Certification pursuant to 18 U.S.C. (S)1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002