Form 10-Q
period 2002-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2002-11-13
CIK 37049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the Quarterly Period Ended September 30, 2002

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

The number of shares outstanding of the issuer's common stock as of November 8, 2002:
Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares
------------------------------------------------------------------

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I
                              FINANCIAL INFORMATION

               First West Virginia Bancorp Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,     December 31,     September 30,
                                                            2002              2001             2001
                                                       --------------    --------------    -------------
ASSETS

Cash and due from banks                              $   7,127,914   $     6,419,402   $    5,031,050
Due from banks - interest bearing                        5,131,806         9,075,314        9,531,325
                                                       --------------    --------------    -------------
     Total cash and cash equivalents                    12,259,720        15,494,716       14,562,375
Federal funds sold                                       4,853,000         7,632,000        7,063,000
Investment securities
   Available for sale (at fair value)                   98,432,592        73,348,310       62,737,106

   Held to maturity - fair value of
$8,546,753 at September 30, 2002
$9,011,951 at December 31, 2001;
and $9,810,862 at September 30, 2001                     8,225,741         8,853,851        9,549,351

Loans, net of unearned income                          134,179,531       120,943,839      120,345,876
Less allowance for possible loan losses                 (1,946,885)       (1,645,972)      (1,562,003)
                                                       --------------    --------------    -------------
                Net loans                              132,232,646       119,297,867      118,783,873
Premises and equipment, net                              4,307,031         4,005,353        3,947,362
Accrued income receivable                                1,424,900         1,252,143        1,367,763
Intangible assets                                        2,007,418           547,300          569,487
Other assets                                             1,533,063         1,598,585        1,572,632
                                                       --------------    --------------    -------------
               Total assets                          $ 265,276,111   $   232,030,125   $  220,152,949
                                                       ==============    ==============    =============
           LIABILITIES

Noninterest bearing deposits:

     Demand                                          $  23,445,635   $    20,875,835   $   18,505,022
Interest bearing deposits:
     Demand                                             33,609,116        31,452,855       28,371,907
     Savings                                            74,438,720        69,545,369       65,483,509
     Time                                               99,776,419        81,897,895       78,602,772
                                                     -------------    --------------    --------------
               Total deposits                          231,269,890       203,771,954      190,963,210
                                                    --------------    --------------    --------------
Federal funds purchased and
  repurchase agreements                                 10,644,067         6,537,648        7,623,043
Accrued interest on deposits                               545,335           519,399          580,201
Other liabilities                                          965,395           952,156          879,039
                                                    --------------    --------------    --------------
               Total liabilities                       243,424,687       211,781,157      200,045,493
                                                    --------------    --------------    --------------
       STOCKHOLDERS' EQUITY
Common Stock - 2,000,000 shares authorized at
$5 par value 1,538,443 shares issued at
September 30, 2002 and December 31, 2001,and
September 30, 2001                                       7,692,215         7,692,215        7,692,215
Surplus                                                  4,982,606         4,982,606        4,982,606
Retained Earnings                                        8,055,700         6,954,229        6,627,602
Accumulated other comprehensive income                   1,120,903           619,918          805,033
                                                    --------------    --------------    --------------
          Total stockholders' equity                    21,851,424        20,248,968       20,107,456
                                                    --------------    --------------    --------------
       Total liabilities and stockholders' equity    $ 265,276,111   $   232,030,125   $  220,152,949
                                                    ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended               Nine Months Ended
                                        September 30,                    September 30,

                                       2002           2001             2002            2001
                                   ----------     ----------       ----------       ----------
INTEREST INCOME
Interest and fees on loans:
   Taxable                         $2,367,190      $2,431,494       $7,034,161       $7,312,112
   Tax-exempt                         146,578         102,379          392,930          261,911
Investment securities:
   Taxable                            894,422         846,400        2,618,373        2,727,784
   Tax-exempt                         154,687         169,046          469,100          458,196
Dividends                               4,276           8,777           17,461           26,727
Other interest income                  36,578          68,080          114,625          254,488
Interest on federal funds sold         29,993          46,502           89,118          203,284
                                    ---------       ----------       ---------       ----------
   Total interest income            3,633,724       3,672,678       10,735,768       11,244,502
INTEREST EXPENSE
Deposits                            1,262,727       1,549,602        3,780,446        4,801,538
Other borrowings                       35,888          42,709           92,131          258,520
                                    ---------       ----------       ---------       ----------
       Total interest expense       1,298,615       1,592,311        3,872,577        5,060,058
                                    ---------       ----------       ---------       ----------
       Net interest income          2,335,109       2,080,367        6,863,191        6,184,444
PROVISION FOR POSSIBLE LOAN LOSSES    150,000         141,000          450,000          423,000
                                    ---------       ----------       ---------       ----------
Net interest income after provision
       for possible loan losses     2,185,109       1,939,367        6,413,191        5,761,444

NONINTEREST INCOME
Service charges and other fees        181,521         156,472          489,772          438,599
Securities gains (losses)                   3              --           12,506            7,891
Other operating income                100,890         101,161          262,827          267,982
                                    ---------       ----------       ---------       ----------
       Total noninterest income       282,414         257,633          765,105          714,472

NONINTEREST EXPENSES
Salary and employee benefits          788,715         687,666        2,278,823        1,994,914
Net occupancy and equipment expenses  250,135         205,325          732,697          628,594
Other operating expenses              547,036         409,097        1,555,016        1,271,722
                                    ---------       ----------       ---------       ----------
       Total noninterest expense    1,585,886       1,302,088        4,566,536        3,895,230
                                    ---------       ----------       ---------       ----------
       Income before income taxes     881,637         894,912        2,611,760        2,580,686
                                    ---------       ----------       ---------       ----------
INCOME TAXES                          242,881         256,054          725,683          756,445
                                    ---------       ----------       ---------       ----------
       Net income                  $  638,756       $ 638,858       $1,886,077       $1,824,241
                                    =========       ==========       =========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING 1,538,443       1,538,443        1,538,443        1,538,443
                                    =========       ==========       =========       ==========
EARNINGS PER COMMON SHARE          $     0.42      $     0.42       $     1.23       $     1.19
                                    =========       ==========       =========       ==========

    The accompanying notes are an integral part of the financial statements

                First West Virginia Bancorp Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                               Accumulated
                                              Common Stock                                       Other
                                         ------------------------                 Retained    Comprehensive Comprehensive
                                           Shares        Amount      Surplus      Earnings       Income      Income        Total
                                         ---------    -----------  -----------   -----------   ----------  ----------- ------------
Balance, December 31, 2001               1,538,443    $ 7,692,215  $ 4,982,606   $ 6,954,229   $  619,918  $           $ 20,248,968

Comprehensive income

  Net income for the nine months
    ended September 30, 2002                    --             --            --    1,886,077           --    1,886,077    1,886,077

  Other comprehensive income,
  net of tax
   Unrealized gains on securities,
   net of reclassification adjustment
      (see disclosure)                          --             --            --           --      500,985      500,985      500,985
                                                                                                           -----------
Comprehensive income                                                                                       $ 2,387,062
                                                                                                           ===========

Cash dividend
  ($.51 per share)                              --             --            --     (784,606)          --                  (784,606)
                                        ------------  ------------ -------------  ------------  -----------            -------------
Balance, September 30, 2002 (Unaudited)    1,538,443  $  7,692,215 $  4,982,606  $ 8,055,700   $1,120,903              $ 21,851,424
                                        ============  ============ =============  ============ ============            =============


                                                                                               Accumulated
                                               Common Stock                                       Other
                                          ------------------------                 Retained    Comprehensive Comprehensive
                                            Shares        Amount      Surplus      Earnings       Income      Income        Total
                                           ---------   -----------  -----------   -----------   ----------  ----------- ------------
Balance, December 31, 2000                 1,538,443  $  7,692,215 $  4,982,606  $  5,587,967  $  (37,688) $           $ 18,225,100

Comprehensive income

  Net income for the nine months
    ended September 30, 2001                     --            --            --     1,824,241         --     1,824,241    1,824,241

  Other comprehensive income,
  net of tax
   Unrealized gains on securities,
   net of reclassification adjustment
      (see disclosure)                           --            --            --           --      842,721      842,721      842,721
                                                                                                           -----------
Comprehensive income                                                                                       $ 2,666,962
                                                                                                           ===========

Cash dividend
  ($.51 per share)                               --            --            --      (784,606)        --                   (784,606)
                                        ------------  ------------ -------------  ------------ ------------             ------------
Balance, September 30, 2001                1,538,443  $  7,692,215 $  4,982,606  $  6,627,602  $  805,033              $ 20,107,456
                                        ============  ============ =============  ============ ============            =============


                                                              For the nine months ended
                                                                    September 30,
                                                                 2002           2001
                                                              ----------     ----------
Disclosure of reclassification amount, net of tax:

Unrealized holding gains
   arising during the period                                 $   508,824     $ 847,667
Less: reclassification adjustment for
   gains included in net income                                    7,839         4,946
                                                              -----------     -----------
Unrealized gains on securities,
net of reclassification adjustment                           $   500,985     $ 842,721
                                                              ===========     ===========


    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                            2002                      2001
                                                      -----------------           ---------------
OPERATING ACTIVITIES
Net Income                                          $        1,886,077           $   1,824,241
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                   450,000                 423,000
   Depreciation and amortization                               306,531                 283,237
   Amortization (accretion) of investment securities, net      136,451                 (89,010)
   Investment security losses (gains)                          (12,506)                 (7,891)
   Loss(gain)on disposal of premises and equipment                  --                  (3,110)
   Decrease (increase) in interest receivable                 (172,757)                175,361
   Increase (decrease) in interest payable                      25,936                 (18,034)
     Other, net                                               (216,692)               (300,361)
                                                      -----------------            ---------------
  Net cash provided by operating activities                  2,403,040               2,287,433
                                                      -----------------            ---------------
INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                2,779,000              (2,667,000)
Net (increase) decrease in loans, net of charge offs       (13,424,368)             (6,483,709)
Loans acquired in purchase of branch office                  5,078,284                      --
Proceeds from sales of securities available for sale         3,763,937               1,862,382
Proceeds from maturities of securities available for sale  136,591,000              69,554,000
Proceeds from maturities of securities held to maturity      1,115,000               1,330,000
Principal collected on mortgage-backed securities           12,309,065               7,102,543
Purchases of securities available for sale                (177,069,818)            (78,451,822)
Purchases of securities held to maturity                      (490,029)                     --
Recoveries on loans previously charged-off                      39,589                  27,795
Cash acquired in purchase of branch office                   9,063,065               8,990,870
Purchases of premises and equipment                           (559,244)             (1,424,089)
Proceeds from sales of premises and equipment                       --                   3,110
                                                       -----------------        ---------------
       Net cash used by investing activities               (20,804,518)               (155,920)
                                                       -----------------        ---------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                         27,497,936              17,294,632
Deposits acquired in purchase of branch office             (15,653,267)             (9,612,129)
Dividends paid                                                (784,606)               (784,606)
Increase (decrease) in short term borrowings                 4,106,419               6,903,285
                                                       -----------------        ---------------
       Net cash provided by financing activities    $       15,166,482          $       (5,388)
                                                       -----------------        ---------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (3,234,996)              2,126,125
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                      15,494,716              12,436,250
                                                      -----------------         ---------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $       12,259,720          $   14,562,375
                                                       ================         ==============

    The accompanying notes are an integral part of the financial statements

               First West Virginia Bancorp, Inc. and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

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

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
        ---------------------------------------------------------------
     First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has two wholly-owned subsidiaries:
Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three and nine months ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company's 2001 financial statements, the notes thereto and the related Management's Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $638,756 for the three months ended September 30, 2002 as compared to $638,858 for the same period during 2001. Earnings per share were $.42 in the third quarter of 2002 and the third quarter of 2001. During the three month period ended September 30, 2002, net interest income increased primarily from the decrease in interest paid on savings deposits combined with the increase in the average volume of savings and time deposits, offset in part by the increase in the average volume of investment securities and loans.

Net income for the nine months ended September 30, 2002 was $1,886,077 compared to $1,824,241 for the same period during 2001. The increase in earnings for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to increased net interest income and noninterest income, offset in part by increased operating expenses and the provision for loan losses. Earnings per share were $1.23 for the first nine months of 2002 as compared to $1.19 earned during the same period during 2001.

For the nine month period ended September 30, 2002, the increase in net interest income was primarily due to the increased interest earned on the average volume of investment securities and loans, offset in part by the increase in the average volume of savings and time deposits combined with the decrease in the interest rates paid on savings and time deposits.

Return on average assets (ROA) measures the effectiveness of asset utilization to produce net income. ROA was .97% for the three month period ended September 30, 2002 and 1.16% for the three month period ended September 30, 2001. For the nine months ended September 30, 2002 compared to September 30, 2001, ROA was 1.02% and 1.13%, respectively. Return on average equity (ROE) measures the return on the stockholders' investment. The ROE was 12.35% for the three months ended September 30, 2002 and 13.31% at September 30, 2001. For the nine months ended September 30, 2002 compared to September 30, 2001, ROE was 12.53% and 13.02%, respectively.

The Corporation's subsidiary, Progressive Bank, N.A.,opened a full-service office at 1090 East Bethlehem Boulevard in Wheeling, West Virginia during the first quarter of 2002. Also, Progressive Bank, N.A. completed its transaction with Wheeling National Bank to purchase its New Martinsville branch office. In 2001 Progressive Bank, N.A. entered into a Purchase and Assumption Agreement with Wheeling National Bank to purchase the building, loans and deposits of Wheeling National's New Martinsville, West Virginia branch office located at 631 Third Street. Upon consummation of the transaction the facility was closed and consolidated with Progressive Bank's existing branch office located at 425 Third Street, New Martinsville, West Virginia. Total deposits acquired in the New Martinsville transaction were approximately $15.7 million and total loans were approximately $5.1 million.

The Holding Company as of September 30, 2002 had total assets of $265,276,111 an increase of 14.3% over the $232,030,125 reported for the year ended December 31, 2001. Loans net of the allowance for possible loan losses grew by $12,934,779 or 10.8% to $132,232,646, as compared to $119,297,867 reported at December 31,
2001. Total deposits increased in 2002 by $27,497,936, from $203,771,954 at
December 31, 2001 to $231,269,890 at September 30, 2002. The allowance for loan losses amounted to 1.5% of total loans at September 30, 2002, compared to 1.4% of total loans at December 31, 2001.

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

                                                                First West Virginia Bancorp, Inc.

                                      Three months ended        Nine months ended                 Years ended
                                        September 30,            September 30,                    December 31,
                                     ----------------------    ---------------------    ----------------------------------
                                      2002         2001         2002         2001        2001         2000        1999
                                     ---------     --------    ---------    --------    ---------    ---------    --------
SUMMARY OF OPERATIONS
   Total interest income            $  3,634     $  3,672    $ 10,736     $11,244    $  14,772    $  14,869      $13,207
   Total interest expense              1,299        1,592       3,873       5,060        6,422        7,155        5,602
   Net interest income                 2,335        2,080       6,863       6,184        8,350        7,714        7,605
   Provision for loan losses             150          141         450         423          573          436          348
   Total other income                    283          258         765         715          942          880        1,073
   Total other expenses                1,586        1,302       4,566       3,895        5,324        4,816        4,740
   Income before income taxes            882          895       2,612       2,581        3,395        3,341        3,590
   Net income                            639          639       1,886       1,824        2,412        2,326        2,450

PER SHARE DATA (1)
   Net income                       $   0.42     $   0.42    $   1.23    $   1.19    $    1.57    $    1.51      $  1.59
   Cash dividends declared              0.17         0.17        0.51        0.51         0.68         0.64         0.54
   Book value per share                14.20        13.07       14.20       13.07        13.16        11.85        10.44

AVERAGE BALANCE SHEET SUMMARY
   Total loans, net                 $133,326     $119,768    $129,451    $117,399    $ 118,224    $ 112,579     $105,775
   Investment securities              97,867       73,285      90,031      73,440       73,639       69,548       59,716
   Deposits - interest bearing       206,180      171,883     196,902     166,840      168,820      155,172      141,768
   Stockholders' equity               20,523       19,046      20,117      18,727       18,902       17,448       16,087
   Total assets                      260,429      217,684     248,430     215,006      217,006      203,529      183,436

SELECTED RATIOS
   Return on average assets             .97%        1.16%       1.02%       1.13%        1.11%        1.14%        1.34%
   Return on average equity           12.35%       13.31%      12.53%      13.02%       12.76%       13.33%       15.23%
   Average equity to average assets    7.88%        8.75%       8.10%       8.71%        8.71%        8.57%        8.77%
   Dividend payout ratio (1)          40.48%       40.48%      41.46%      42.86%       43.31%       42.38%       33.96%
   Loan to Deposit ratio              58.02%       63.02%      58.02%      63.02%       59.35%       65.67%       68.39%

BALANCE SHEET                         September 30,                    December 31,
                                   ---------------------    ---------------------------------
                                     2002       2001           2001        2000      1999
                                   ---------- ----------    ----------  ---------  ----------
   Investments                    $  106,658  $  72,286     $   82,202  $  72,242  $   59,394
   Loans                             134,180    120,346        120,944    114,053     110,489
   Other assets                       24,438     27,521         28,884     21,598      19,290
                                   ----------  ---------     ----------  ---------  ----------
      Total Assets                $  265,276  $ 220,153     $  232,030  $ 207,893  $  189,173
                                    =========  =========      =========  =========   =========
   Deposits                       $  231,270  $ 190,963     $  203,772  $ 173,669  $  161,558
   Federal funds purchased and
      repurchase agreements           10,644      7,623          6,538     14,526      10,274
   Other liabilities                   1,511      1,460          1,471      1,473       1,285
   Stockholders' equity               21,851     20,107         20,249     18,225      16,056
                                   ----------  ---------     ----------  ---------  ----------
      Total Liabilities and
      Stockholders' Equity        $  265,276  $ 220,153     $  232,030  $ 207,893  $  189,173
                                    =========  =========      =========  =========   =========

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

Net Interest Income

Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and nine months ended September 30, 2002 and 2001.

Net interest income was $2,335,109 for the three months ended September 30, 2002, an increase of $254,742 or 12.2%, from the same period in 2001. Net interest income increased during the third quarter of 2002 compared to the same period in 2001 primarily due to the decline in interest rates paid on deposit liabilities.

During the three months ended September 30, 2002, interest expense decreased $293,696 or 18.4% as compared to the same period in 2001. Interest expense decreased as a result of a decrease in the average rates paid on interest bearing liabilities. The average yield paid on interest bearing liabilities decreased 1.19%, from 3.59% at December 31, 2001 to 2.40% during the three months ended September 30, 2002. The decrease in the average yield on interest bearing liabilities during the third quarter of 2002 was primarily due to the decrease in the interest rates paid on savings deposits and time deposits.

Interest income on investment securities increased $33,663 or 3.3% during the three months ended September 30, 2002 over 2001. The average yield on investment securities declined, from 5.62% at December 31, 2001 to 4.25% during the three month period ended September 30, 2002.

Interest and fees on loans decreased $20,105 or .8% for the three month period ended September 30, 2002 as compared the same period in 2001. The decreased interest income on loans and lease financing resulted primarily from a decrease in the average rates earned. The average yield on loans decreased from 8.50% at December 31, 2001 to 7.48% during the three months ended September 30, 2002.

For the nine months ended September 30, 2002, net interest income was $6,863,191, an increase of $678,747 or 11.0%, from the same period in 2001. The increase in net interest income was primarily due to the decline in interest rates paid on deposit liabilities, offset in part by a decrease in the interest earned on loans and investment securities. Interest and fees on loans decreased $146,932 or 1.9% for the nine month period ended September 30, 2002 as compared to the same period in 2001. Interest income on investment securities decreased $98,507 or 3.1% during the nine months ended September 30, 2002 over 2001. The average yield on investment securities decreased 1.03%, from 5.62% at December 31, 2001 to 4.59% at September 30, 2002. During the nine months ended September 30, 2002, interest expense decreased $1,187,481 or 23.5% as compared to the same period in 2001. The average yield paid on interest bearing liabilities decreased 1.06%, from 3.59% at December 31, 2001 to 2.53% at September 30, 2002.

Noninterest Income

Noninterest income was $282,414 for the three months ended September 30, 2002, an increase of $24,781, or 9.6% as compared to the same period of the prior year and was primarily due to an increase in service charges. Service charges increased $25,049 during the three months ended September 30, 2002, up 16.0%, from the same period in 2001.

For the nine months ended September 30, 2002, noninterest income was $765,105, an increase of $50,633, or 7.1% as compared to the same period of the prior year and resulted primarily from increased service charges. Service charges and other fees increased $51,173 or 11.7% over the same period in 2001.

Sales of investment securities for the nine month periods ended September 30, 2002 were primarily the result of sales by the Holding Company and by the subsidiary banks. The Holding Company accounted for securities gains of $1,347 and securities losses of $1,107 during the period ended September 30, 2002 and securities gains of $21,018 and securities losses of $11,859 during the period ended September 30, 2001 and those sales were attributable to sales of marketable equity securities. The subsidiary banks accounted for securities gains of $28,341 and securities losses of $16,075 during the period ended September 30, 2002 and securities gains of $7,865 and securities losses of $9,133 during the period ended September 30, 2001 and those sales were attributable to sales of securities available for sale.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Non-Interest Expense

Noninterest expense increased $283,798 or 21.8% for the three months ended September 30, 2002 as compared to the same period of the prior year. During the quarter ended September 30, 2002, salary and employee benefits increased $101,049 or 14.7%. The increase was primarily attributable to the hiring of personnel for the New Martinsville and Bethlehem, West Virginia offices combined with the normal annual merit adjustments. The major components of other operating expenses include: office supplies, directors fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $137,939, or 33.7%, for the three months ended September 30, 2002 as compared to the same period in the prior year. Increased stationery and supplies expense, service expense, postage and transportation expense, deposit premium amortization, advertising expense, regulatory assessment and deposit insurance, other taxes and other operating expenses, offset in part by decreased directors' fees primarily contributed to the increase in other operating expenses during the three months ended September 30, 2002.

For the nine months ended September 30, 2002, noninterest expense increased $671,306 or 17.2% as compared to the same period of the prior year. Salary and employee benefits increased $283,909 or 14.2%. The increase was primarily attributable to the hiring of personnel for the New Martinsville and Bethlehem, West Virginia offices combined with the normal annual merit adjustments. Other operating expenses increased $283,294 or 22.3%, for the nine month period ended September 30, 2002 as compared to the same period in the prior year. Increased stationery and supplies expense, service expense, postage and transportation expense, deposit premium amortization, advertising expense, regulatory assessment and deposit insurance, other taxes and other operating expenses, offset in part by decreased directors' fees primarily contributed to the increase in other operating expenses during the nine months ended September 30, 2002.

Income Taxes

Income tax expense for the three months ended September 30, 2002 was $242,881, a decrease of 5.1% over the same period in 2001. The increase in tax exempt income on loans and investment securities primarily resulted in the decrease of income tax expense for the three months ended September 30, 2002 compared to 2001. Components of income tax expense for the three months ended September 30, 2002 were $196,212 for federal taxes and $46,669 for West Virginia corporate net income taxes. For the nine months ended September 30, 2002, income tax expense decreased 4.1% compared to the same period in 2001. The increase in tax exempt income on loans and investment securities primarily resulted in the decrease of income tax expense for the nine month period ended September 30, 2002 compared to 2001.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $301,265 and $271,425 for the three month periods ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, tax exempt income was $862,030 and $720,107, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and nine months ended September 30, 2002 and 2001 and for the year ended December 31, 2001.

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

------------------------------------------------------------------------------
Table Two
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2002 and September 30, 2001 and the year ended December 31, 2001. Average balance sheet information as of September 30, 2002 and September 30, 2001 and the year ended December 31, 2001 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 2002 and 2001.


                                               For the nine                                                     For the nine
                                               months ended                                                     months ended
                                            September 30, 2002                 December 31, 2001             September 30, 2001
                                        -----------------------------  ------------------------------   ----------------------------
                                        Average               Average   Average              Average    Average              Average
                                        Volume    Interest     Rate     Volume   Interest     Rate      Volume    Interest    Rate
                                        --------  --------    -------  -------   --------   --------   --------   --------   ------
ASSETS:
Investment securities:
 U.S. Treasury and other U. S.
   Government agencies                  $ 31,406   $   945    4.02%    $ 29,143  $  1,624      5.57%   $ 30,559   $1,335     5.84%
 Mortgage-backed securities               34,929     1,315    5.03%      22,952     1,454      6.33%     21,989    1,075     6.54%
 Obligations of states and
   political subdivisions                 16,154       518    4.29%      15,578       704      4.52%     15,238      522     4.58%
 Other securities                          7,542       310    5.50%       5,966       353      5.92%      5,654      254     6.01%
                                         --------  -------  -------     --------  --------   -------    -------    -----   --------
    Total Investment securities:          90,031     3,088    4.59%      73,639     4,135      5.62%     73,440    3,186     5.80%
Interest bearing deposits                  8,888       106    1.59%       7,869       295      3.75%      7,331      246     4.49%
Federal funds sold                         7,351        89    1.62%       6,594       241      3.65%      6,254      203     4.34%
Loans, net of unearned income            129,451     7,427    7.67%     118,224    10,054      8.50%    117,399    7,574     8.63%
Other earning assets                         712        26    4.88%         707        47      6.65%        706       35     6.63%
                                         --------  -------  -------     --------  --------   -------    -------    -----   --------
 Total earning assets                    236,433    10,736    6.07%     207,033    14,772      7.14%    205,130   11,244     7.33%
Cash and due from banks                    5,456                          4,811                           4,758
Bank premises and equipment                4,234                          3,786                           3,719
Other assets                               4,127                          2,893                           2,879
Allowance for possible loan losses        (1,820)                        (1,517)                         (1,480)
                                         --------                       --------                        --------
 Total Assets                           $248,430                      $ 217,006                        $215,006
                                         ========                       ========                        ========
LIABILITIES
Certificates of deposit                 $ 94,163   $ 2,944    4.18%   $  77,214   $ 4,273      5.53%   $ 76,677   $ 3,247     5.66%
Savings deposits                          70,539       672    1.27%      64,360     1,579      2.45%     63,791     1,338     2.80%
Interest bearing demand deposits          32,200       165    0.69%      27,246       280      1.03%     26,372       217     1.10%
Federal funds purchased and
   Repurchase agreements                   7,903        92    1.56%      10,034       290      2.89%     10,737       258     3.21%
                                         --------  -------    -----     -------   --------   -------     -------  --------  ------
 Total interest bearing liabilities      204,805     3,873    2.53%     178,854     6,422      3.59%    177,577     5,060     3.81%
Demand deposits                           21,953                         17,844                          17,375
Other liabilities                          1,555                          1,406                           1,327
                                         --------                       -------                         --------
 Total Liabilities                       228,313                        198,104                         196,279
STOCKHOLDERS' EQUITY                      20,117                         18,902                          18,727
                                         --------                       -------                         --------
 Total Liabilities
    and Stockholders' Equity            $248,430                      $ 217,006                        $215,006
                                        ========                      =========                         ========
 Net yield on earning assets                        $6,863    3.88%              $  8,350      4.03%              $ 6,184    4.03%
                                                   =======   ======               =======     ======              =======    =====

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2002 and 2001, and the year ended December 31, 2001, respectively. The effect of this adjustment is presented below (in thousands).


 Obligations of states and
   political subdivisions:
    Investment securities              $  16,154    $   831   6.88%   $  15,578   $ 1,119      7.18%   $ 15,238   $   827    7.26%
    Loans                                129,451      7,689   7.94%     118,224    10,301      8.71%    117,399     7,749    8.82%
                                       =========    =======   =====    =========   =======    ======    =======    =======   =====
 Total earning assets                  $ 236,433    $11,311   6.40%   $ 207,033   $15,434      7.45%   $205,130   $11,724    7.64%
                                       =========    =======   =====    =========   =======    ======    =======    =======   =====
 Taxable equivalent net yield on
 earning assets                                     $ 7,438   4.21%               $ 9,012      4.35%              $ 6,664    4.34%
                                                    =======   ======               =======    ======               =======   =====



                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

Table Three

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential (in thousands)
The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2002 and September 30, 2001. Average balance sheet information as of September 30, 2002 and September 30, 2001 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2002 and 2001.

                                                     For the Three                               For the Three
                                                     Months ended                                Months ended
                                                  September 30, 2002                          September 30, 2001
                                            ----------------------------------         -------------------------------
                                              Average                 Average            Average               Average
                                              Volume      Interest     Rate               Volume     Interest   Rate
                                            ----------    --------    -------         -----------    -------   -------
ASSETS:
Investment securities:
   U.S. Treasury and other U. S.
     Government agencies                  $    33,241   $     317       3.78%         $     24,082  $    321     5.29%
   Mortgage backed securities                  41,463         468       4.48%               25,607       408     6.32%
   Obligations of states and
     political subdivisions                    16,307         171       4.16%               17,006       189     4.41%
   Other securities                             6,856          93       5.38%                6,590        97     5.84%
                                            ----------    --------    -------           -----------   -------  -------
Total Investment Securities                    97,867       1,049       4.25%               73,285     1,015     5.49%
Interest bearing deposits                       8,537          34       1.58%                7,797        65     3.31%
Federal funds sold                              7,191          30       1.66%                5,841        46     3.12%
Loans, net of unearned income                 133,326       2,514       7.48%              119,768     2,534     8.39%
Other earning assets                              717           7       3.87%                  706        12     6.74%
                                            ----------    --------    -------           -----------   -------  -------
   Total earning assets                       247,638       3,634       5.82%              207,397     3,672     7.02%
Cash and due from banks                         5,793                                        4,928
Bank premises and equipment                     4,293                                        3,884
Other earning assets                            4,649                                        3,064
Allowance for possible loan losses             (1,944)                                      (1,589)
                                            ----------                                  -----------
   Total Assets                           $   260,429                                 $    217,684
                                             =========                                   ==========
LIABILITIES
Certificates of deposit                   $   100,035   $     977       3.87%         $     78,502  $  1,080     5.46%
Savings deposits                               71,926         223       1.23%               65,030       394     2.40%
Interest bearing demand deposits               34,219          63        .73%               28,351        75     1.05%
Federal funds purchased and
   Repurchase agreements                        8,407          36       1.70%                7,140        43     2.39%
                                            ----------    --------    -------           -----------   -------  -------
   Total interest bearing liabilities         214,587       1,299       2.40%              179,023     1,592     3.53%
Demand deposits                                23,657                                       18,012
Other liabilities                               1,662                                        1,603
                                            ----------                                  -----------
   Total Liabilities                          239,906                                      198,638
SHAREHOLDERS' EQUITY                           20,523                                       19,046
                                            ----------                                  -----------
   Total Liabilities
      and Shareholders' Equity            $   260,429                                 $    217,684
                                             =========                                   ==========
Net yield on earning assets                             $   2,335       3.74%                       $ 2,080     3.98%
                                                          =======      ======                         ======    ======

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2002 and 2001, respectively. The effect of this adjustment is presented below (in thousands).

   Obligations of states and
     political subdivisions:
     Investment securities                $   16,307    $     274       6.67%         $    17,006   $    302     7.05%
     Loans                                   133,326        2,611       7.77%             119,768      2,602     8.62%
                                             =======      =======      ======          ==========     ======    ======
   Total earning assets                   $  247,638    $   3,834       6.14%         $   207,397   $  3,853     7.37%
                                             =======      =======      ======          ==========     ======    ======
    Taxable equivalent net yield on
     earning assets                                        $2,535       4.06%                        $ 2,261     4.33%
                                                          =======      ======                        =======    ======

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations

------------------------------------------------------------------------------
Balance Sheet Analysis

Investments
-----------
     Investment securities increased $24,456,172 or 29.8% from $82,202,161 at December 31, 2001, to $106,658,333 at September 30, 2002. Taxable securities comprised 84.5% of total securities at September 30, 2002, as compared to 81.0% at December 31, 2001. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

     Available for sale securities, at fair value increased $25,084,282 or 34.2% from December 31, 2001, and represented 92% of the investment portfolio at September 30, 2002. The increase was primarily due to purchases of mortgage-backed securities. The held to maturity securities decreased $628,110 or 7.1% from December 31, 2001 and represented 8% of the investment portfolio as of September 30, 2002. The decrease was primarily the result of maturities of non-taxable municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,788,289 at September 30, 2002 and increased by $989,018 at December 31, 2001. The market value of securities classified as held to maturity was above book value by $321,012 and $158,100 at September 30, 2002 and December 31, 2001, respectively.

Table Four
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands)  (Unaudited):

                                         September 30,   December 31,
                                            2002             2001
                                         -------------   -----------
  Securities held to maturity:
  Obligations of states
        and political subdivisions        $  8,226         $ 8,854
                                           -------          ------
            Total held to maturity        $  8,226         $ 8,854
                                           -------          ------

  Securities available for sale :
  U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies           35,154        $ 31,353
  Obligations of states
        and political subdivisions           9,653           7,917
  Corporate debt securities                  6,827           8,086
  Mortgage-backed securities                46,381          25,535
  Equity Securities                            417             457
                                            -------        -------
            Total available for sale        98,432          73,348
                                            -------        -------
            Total                         $106,658         $82,202
                                          =========        =======

-------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Table Five
Investment Portfolio ( Continued)
(in  thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 2002 and December 31, 2001 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.


                                              September 30, 2002                                  December 31, 2001
                                   ---------------------------------------------    ----------------------------------------
                                       Securities                Securities            Securities              Securities
                                   Held to Maturity          Available for Sale     Held to Maturity       Available for Sale
                                  --------------------      --------------------    --------------------      ------------------
                                   Amount        Yield       Amount       Yield      Amount       Yield       Amount     Yield
                                  --------      ------      --------      ------     --------     ------      --------   ------
                                                     (Unaudited)

U.S. Treasury and other U.S.
   Government Agencies

  Within One Year                $       --       -- %      $   5,593        3.02 %   $     --       -- %    $  12,264    2.89 %
  After One But
     Within Five Years                   --       --           25,359        3.73           --       --         15,284    4.38
  After Five But
     Within Ten Years                    --       --            3,760        4.03           --       --          2,521    6.43
  After Ten Years                        --       --              442        2.34           --       --          1,284    3.03
                                    -------     -----          -------      ------       --------   ------      --------  -----
                                         --       --           35,154        3.63           --       --         31,353    3.91

States & Political Subdivisions

  Within One Year                       195      5.56           2,340        4.55          960      6.46         1,499    4.65
  After One But
     Within Five Years                4,514      6.20           4,732        4.48        4,043      6.21         4,914    5.43
  After Five But
     Within Ten Years                 3,029      6.62           1,054        5.88        3,851      6.65         1,260    6.30
  After Ten Years                       488      4.56           1,527        4.69           --        --           244    6.66
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                      8,226      6.24           9,653        4.68        8,854      6.43         7,917    5.46

Corporate Debt Securities

Within One Year                          --        --              --          --           --        --         1,251    2.85
  After One But
     Within Five Years                   --        --           5,085        5.33           --        --         5,871    5.49
  After Five But
     Within Ten Years                    --        --           1,742        6.01           --        --           964    7.05
                                    -------     -----          -------      ------     --------    ------      --------   -----
                                        --         --           6,827        5.50           --        --         8,086    5.27

Mortgage-Backed Securities              --         --          46,381        4.71           --        --        25,535    5.75

Equity Securities                       --         --             417        2.25           --        --           457    2.67

                                    -------     -----          -------      ------     --------    ------     --------   -----
  Total                            $ 8,226      6.24 %       $ 98,432        4.37 %   $  8,854      6.43 %    $ 73,348    4.86 %
                                    =======     =====          =======      =====       =======    ======     ========   =====

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------
Loans
-----

     Loans net of unearned income increased $13,235,692 or 10.9% from December 31, 2001. The additional growth in the loan portfolio during the first nine months of 2002 was primarily due to increases in commercial loans, residential real estate loans, and other loans, offset in part by the decrease in installment loans. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise forty percent (40%)of the loan portfolio. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-eight percent (38%) of the loan portfolio. Installment loans comprise fourteen percent (14%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise eight percent (8%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2001 to September 30, 2002 were a 1% increase in residential real estate loans, a 1% increase in other loans and a 2% decrease in installment loans.

     The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)


Loans outstanding are as follows (in thousands) :

                                       September 30,            December 31,
                                 -------------------------       ----------
                                   2002            2001           2001

Real Estate - Residential
Real estate-construction       $       814     $       191     $       395
Real estate-farmland                   328             120             212
Real estate-residential             49,371          43,995          44,554
                                 ----------      ----------      ----------
                               $    50,513     $    44,306     $    45,161
                                 ----------      ----------      ----------

     Commercial
Real estate-secured by
   nonfarm, nonresidential     $    37,927     $    33,133     $    34,525
Commercial & industrial             16,268          14,027          13,889
                                 ----------      ----------      ----------
                               $    54,195     $    47,160     $    48,414
                                 ----------      ----------      ----------

     Installment
Installment and other
   loans to individuals        $    18,587     $    21,594     $    19,517
                                 ----------      ----------      ----------

       Others
Nonrated industrial
   development obligations     $    10,924     $     7,202     $     7,784
Other loans                             75             176             187
                                 ----------      ----------      ----------
                               $    10,999     $     7,378     $     7,971
                                 ----------      ----------      ----------

Total                              134,294         120,438         121,063
Less unearned interest                 114              92             119
                                 ----------      ----------      ----------
                               $   134,180     $   120,346     $   120,944
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

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 2002 and December 31, 2001 (in thousands) (Unaudited):


                                            September 30, 2002
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $    1,879     $    7,677      $    6,712
  Real Estate - construction           427             21             366
                                  ---------      ---------       ---------
     Total                      $    2,306     $    7,698      $    7,078
                                   ========       ========        ========

                                                December 31, 2001
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    ----------
  Commercial                    $      966     $    6,465      $    6,458
  Real Estate - construction           165              6             224
                                  ---------      ---------       ---------
     Total                      $    1,131     $    6,471      $    6,682
                                   ========       ========        ========

The following table presents an analysis of fixed and variable rate loans as of September 30, 2002 and December 31, 2001 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):


                                            September 30, 2002
                                  ---------------------------------------
                                                After one
                                  In one        Year Through    After
                                  Year or Less  Five Years      Five Years
                                  ------------  ------------    -----------
  Fixed Rates                   $    1,709     $    5,007      $    2,109
  Variable Rates                       597          2,691           4,969
                                  ---------      ---------       ---------
     Total                      $    2,306     $    7,698      $    7,078
                                   ========       ========        ========

                                               December 31, 2001
                                  ---------------------------------------
                                                After one
                                 In one        Year Through    After
                                 Year or Less  Five Years      Five Years
                                  ---------------------------- ----------
  Fixed Rates                   $    1,095    $    4,585       $    1,557
  Variable Rates                        36         1,886            5,125
                                  ---------     ---------        ---------
     Total                      $    1,131    $    6,471       $    6,682
                                   ========      ========         ========

---------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------
     Total non-performing loans were $1,395,000 at September 30, 2002 and $1,317,000 at December 31, 2001. Loans classified as non-accrual were $1,280,000 or 1.0% of total loans as of September 30, 2002, as compared to $1,184,000 or 1.0% of total loans at December 31, 2001. There were no loans classified as renegotiated as of September 30, 2002 and December 31, 2001. The loans past due 90 days or more increased $17,000 to $90,000 at September 30, 2002. Other real estate owned was $25,000 at September 30, 2002 as compared to $60,000 at December 31, 2001. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Eight
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):


                                  September 30,        December 31,
                                 -----------------     ------------
                                  2002      2001          2001
Past Due 90 Days or More:
  Real Estate - residential    $      0  $     54    $          21
  Commercial                         75        88               26
  Installment                        15       134               26
                                 -------   -------     ------------
                               $     90  $    276    $          73
                                 -------   -------     ------------
Non-accrual:
  Real Estate - residential    $     22  $     27    $          27
  Commercial                      1,250     1,174            1,124
  Installment                         8        56               33
                                 -------   -------     ------------
                               $  1,280  $  1,257    $       1,184
                                 -------   -------     ------------

Other Real Estate              $     25  $    137    $          60
                                 -------   -------     ------------

Total non-performing assets    $  1,395  $  1,670    $       1,317
                                 ======     ======      ===========

Total non-performing assets
   to total loans and
   other real estate              1.04%      1.39%            1.09%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $80,629, $76,700 and $96,600 for the periods ended September 30, 2002 and 2001 and December 31, 2001, respectively.

As of September 30, 2002, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower's ability to comply with present loan repayment terms.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

     The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $450,000 during the nine months ended September 30, 2002, as compared to $423,000 during the same period of the prior year. The allowance for possible loan losses represented 1.45% and 1.36% of total loans outstanding at September 30, 2002 and December 31, 2001, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management's evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).


                                           Summary of Loan Loss Experience
                                         -----------------------------------
                                            September 30,         December 31,
                                         -------------------      ------------
                                          2002       2001           2001
Balance at Beginning of period
  Allowance for Possible
     Loan Losses                       $   1,646  $   1,302      $    1,302
Loans Charged Off:
  Real Estate - residential                    2         --              --
  Commercial                                 134         79              95
  Installment                                 53        111             164
                                         --------   --------      ----------
                                             189        190             259
Recoveries:
  Real Estate - residential                    0          4               4
  Commercial                                  29         11              12
  Installment                                 11         12              14
                                         --------   --------      ----------
                                              40         27              30

Net Charge-offs                              149        163             229

Additions Charged to Operations              450        423             573
                                         --------   --------      ----------
Balance at end of period:              $   1,947  $   1,562      $    1,646
                                          =======    =======       =========
Average Loans Outstanding              $  129,451  $ 117,399      $  118,224
                                          =======    =======       =========
Ratio of net charge-offs
   to Average loans
  outstanding for the period                 .12%       .14%            .19%
Ratio of the Allowance for Loan
  Losses to Loans Outstanding for
   the period                               1.45%      1.30%           1.36%

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

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2001, and the nine month period ended September 30, 2002 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management's review of the loan portfolio.


                 September 30,                                               December 31,
                 ---------------    -----------------------------------------------------------------------------------------------
                       2002               2001               2000                1999              1998                1997
                 ---------------    ---------------    ----------------    --------------    ----------------    ------------------
                          Percent             Percent            Percent           Percent             Percent             Percent
                          of loans            of loans           of loans          of loans            of loans            of loans
                          in each             in each            in each           in each             in each             in each
                          category            category           category          category            category            category
                          to total            to total           to total          to total            to total            to total
                 Amount   loans      Amount   loans     Amount   loans      Amount loans      Amount   loans      Amount   loans
                 -------  -------    ------- -------    -------  --------   -----  --------   -------  --------   -----    --------
Real estate -
  residential    $  271     37.6%   $  263     37.3%    $  241     37.9%    $  238    36.2%   $   208     34.2%   $  202     34.6%
Commercial        1,076     40.4       821     40.0        549     37.0        490    38.7        490     37.8       622     38.0
Installment         579     13.8       541     16.1        492     20.9        400    22.2        374     23.8       343     23.6
Others               21      8.2        21      6.6         20      4.2         20     2.9         20      4.2        20      3.8
Unallocated          --       --        --       --         --       --         --      --         31       --        31        -
                  ------   -----     ------   -----       ----    -----       ----   -----       ----     ------   ----      ------
Total            $1,947    100.0%   $1,646    100.0%    $1,302    100.0%    $1,148   100.0%    $1,123    100.0%   $1,218     100.0%
                  ======   =====     ======   =====      ====     =====      ====    =====       ====    ======    ====      ======

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Deposits
--------

     Total deposits were $231,269,890 at September 30, 2002 as compared to $203,771,954 at December 31, 2001, an increase of 13.5%. Approximately $15.7 million or 7.7% of the increase in deposits primarily was due to the acquisition of the deposits of Wheeling National Bank's New Martinsville branch office which occurred during the first quarter of 2002. Deposit growth increased primarily in time deposits. At September 30, 2002, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There was no change in the deposit mix from December 31, 2001 to September 30, 2002.

Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)


                                      September 30, 2002
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                                 (Expressed in Thousands)

Time Certificates
  of Deposit              $ 3,042            $      2,452     $      5,478         $ 15,201        $ 26,173


                                        December 31, 2001
                        Maturities of Time Deposits in Excess of $100,000
                        --------------------------------------------------
                          In Three            Over Three       Over Six             Over
                          Months              And Less Than    And Less Than        Twelve
                          Or Less             Six Months       Twelve Months        Months         TOTAL
                          -------             ------------     -------------        ------         -----
                                              (Expressed   in Thousands)

Time Certificates
  of Deposit              $ 3,876            $      3,578     $      3,200         $ 10,932      $ 21,586


Federal funds purchased and repurchase agreements
--------------------------------------------------

          Federal funds purchased and repurchase agreements are short-term borrowings, of which repurchase agreements represent the largest component. Repurchase agreements were $10,644,067 at September 30, 2002, an increase of $4,106,419, as compared to December 31, 2001. The increase of repurchase agreements was primarily due to an increase in the balances maintained by existing commercial customers.

------------------------------------------------------------------------------

                        First West Virginia Bancorp, Inc.
       Management's Discussion and Analysis of the Financial Condition and
                      Results of Holding Company Operations
------------------------------------------------------------------------------

Capital Resources
-----------------
     A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders' equity increased 5.4% during the first nine months of 2002 entirely from current earnings after quarterly dividends, and increased 2.5% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders' equity amounted to 8.2% of total assets at September 30, 2002 as compared to 8.7% at December 31, 2001.

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

     The following chart shows the regulatory capital levels for the company at September 30, 2002, September 30, 2001, and December 31, 2001:


                                           September 30,       Dec. 31
                                           --------------      -------
Ratio                       Minimum          2002    2001        2001
----------------------      --------       -------  -----       -----
  Leverage Ratio              3%            7.0      8.5         8.4
  Risk Based Capital
    Tier 1 (core)             4%           11.5     13.2        13.1
    Tier 2 (total)            8%           12.7     14.3        14.3


Liquidity
---------

     Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $98,432,592 classified as available for sale at September 30, 2002. These securities are available for sale at any time based upon management's assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company's subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $10,596,000 at September 30, 2002. As of September 30, 2002 there were no borrowings outstanding pursuant to these agreements.

     At September 30, 2002 and December 31, 2001, the Holding Company had outstanding loan commitments and unused lines of credit totaling $22,876,000 and $19,511,000,respectively. As of September 30, 2002, management placed a high probability for required funding within one year of approximately $18,718,000. Approximately $3,559,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

                        FIRST WEST VIRGINIA BANCORP, INC.
                                     PART I

Item 3  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       The Company's subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company's subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at September 30, 2002 were as follows: given a 200 basis point increase scenario net interest income would be increased by approximately 4.4%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 11.8%. Under the 200 basis point increase interest rate scenario, the subsidiary banks were within the established guideline. However, the subsidiary banks were not within the established guideline given the 200 basis point decrease interest rate scenario at September 30, 2002.

Item 4  Controls and Procedures
-------------------------------

Evaluation of Disclosure Controls and Procedures
---------------------------------------------------

       The Company's President and Chief Executive Officer, Charles K. Graham, and Senior Vice President and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls
-----------------------------

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

  Inapplicable

Item 4            Submission of Matters to Vote of Security Holders
-------------------------------------------------------------------


  Inapplicable

Item 5            Other Information
-----------------------------------

On October 8, 2002, First West Virginia Bancorp, Inc. entered into a Stock Purchase and Right of First Refusal Agreement with Steel Valley Bank, National Association. The Agreement, is filed herewith and incorporated herein by reference as Exhibit 10.8 of Form 10-Q as of September 30, 2002.

Item 6            Exhibits and Reports on Form 8-K
--------------------------------------------------



(a)      Financial
         ----------

  The consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, for the three and nine month periods ended September 30, 2002, are incorporated by reference in Part I:
                ------

(b)      Reports on Form 8-K
         -------------------

  No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

(c)      Exhibits
         --------

  The exhibits listed in the Exhibit Index on page 30 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: November 8, 2002

                  CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350,
                  AS ADOPTED PURSUANT TO SECTION 906 OF THE
                  SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "Report") of First West Virginia Bancorp, Inc., the ("Company") as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned, in the capacities and on the dates indicated below certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: November 8, 2002      /s/ Charles K. Graham
                            ----------------------------------------------------
                              Charles K. Graham
                              President and Chief Executive Officer/Director
                             (Principal Executive Officer)


  Date: November 8, 2002      /s/ Francie P. Reppy
                            ----------------------------------------------------
                              Francie P. Reppy
                              Senior Vice President and Chief Financial Officer
                             (Chief Financial Officer)

                           Certification

       I, Charles K. Graham, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of First West Virginia Bancorp, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to te registrant, including its consolidated subsidiaries, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared.

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 8, 2002         /s/ Charles K. Graham
                               -------------------------------------------------
                                 Charles K. Graham
                                 President and Chief Executive Officer/Director
                                (Principal Executive Officer)

                           Certification

       I, Francie P. Reppy, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of First West Virginia Bancorp, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to te registrant, including its consolidated subsidiaries, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared.

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002      /s/ Francie P. Reppy
                            ----------------------------------------------------
                              Francie P. Reppy
                              Senior Vice President and Chief Financial Officer
                             (Chief Financial Officer)

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

10.8 Stock Purchase and Right of First Refusal Agreement dated October 8, 2002 between Steel Valley Bank, National Association and First West Virginia Bancorp, Inc. Filed herewith and incorporated herein by reference.

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