Form 10-K
period 2002-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2003-03-25
CIK 37049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to _______________.

Commission File No. 1-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-6051901 (I.R.S. Employer Identification No.)

1701 Warwood Avenue
Wheeling, West Virginia 26003
(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 277-1100

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $5.00 Par Value	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 11, 2003, was $21,628,927. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The number of shares outstanding of the issuer’s common stock as of March 19, 2003:

Common Stock, $5.00 Par Value 1,538,443 shares

The total number of pages are 109 ; Exhibit Index is located on page 22

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002.	Part II, Items 5, 6, 7, and 8; Part III, Item 13; Part IV, Item 14

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2003 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, and 13

FORM 10-K INDEX

SIGNATURES	18

EXHIBIT INDEX	22

PART 1

Item 1              BUSINESS

General

First West Virginia Bancorp, Inc. (“Holding Company”), was organized as a West Virginia business corporation on July 1, 1973 at the request of the Boards of Directors of the Bank of Warwood, N.A. and Community Savings Bank, N.A. for the purpose of becoming a bank holding company, under the Bank Holding Company Act of 1956, as amended. On December 30, 1974 the shareholders of those banks voted to become constituent banks of the Holding Company, which reorganization was subsequently accomplished in accordance with regulatory procedure, and the Holding Company thus became the first bank holding company in the state of West Virginia. Those banks later merged on June 30, 1984 under the name “First West Virginia Bank, N.A.” In November, 1995, the subsidiary banks of the Holding Company adopted the Common Name of “Progressive Bank, N.A.”

At December 31, 2002, First West Virginia Bancorp, Inc. had two wholly-owned banking subsidiaries: Progressive Bank, N.A. in Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, in Buckhannon, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has two full-service Automated Teller Machines (ATM’s) located at West Liberty State College, Ohio county, West Liberty, West Virginia and at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. Progressive Bank, N.A. had total assets of approximately $224.0 million as of December 31, 2002.

On January 4, 1993, Progressive Bank, N.A. acquired the Wellsburg Banking and Trust Company, Wellsburg, West Virginia which was converted to a branch office. On August 22, 1997, the merger and plan of reorganization between First West Virginia Bancorp, Inc. and two of its subsidiary banks, Progressive Bank, N.A. and Progressive Bank, N.A. - Bellaire was completed. The former Progressive Bank, N.A. - Bellaire now operates as a branch of Progressive Bank, N.A. On October 2, 2000, the Corporation’s subsidiary, Progressive Bank, N.A., entered into a Purchase and Assumption Agreement with United National Bank to purchase the building and deposits of United’s New Martinsville, West Virginia branch office. Progressive Bank also entered into a Real Estate Purchase Agreement to purchase the building and land of United’s Moundsville, West Virginia office located on Lafayette Avenue. The acquisition of the Moundsville Real estate closed in January 2001, while the New Martinsville acquisition closed on March 8, 2001. The deposits acquired in New Martinsville were approximately $9.6 million.

During 2002, the Corporation’s subsidiary, Progressive Bank, N.A., opened a full-service office at 1090 East Bethlehem Boulevard in Wheeling, West Virginia. Additionally, Progressive Bank, N.A. completed its transaction with Wheeling National Bank to purchase its New Martinsville branch office. Progressive Bank, N.A. entered into a Purchase and Assumption Agreement with Wheeling National Bank to purchase the building, loans and deposits of Wheeling National’s New Martinsville, West Virginia branch office located at 631 Third Street. Upon consummation of the transaction the facility was closed and consolidated with Progressive Bank’s existing branch office located at 425 Third Street, New Martinsville, West Virginia. Total deposits acquired in the transaction were approximately $15.7 million and total loans were approximately $5.1 million.

Progressive Bank, N.A. - Buckhannon operates as a community bank serving parts of Upshur and Lewis counties in the state of West Virginia. Progressive Bank, N.A. - Buckhannon operates a full-service office in Buckhannon, West Virginia and has one full-service office located in Weston, West Virginia. As of December 31, 2002, Progressive Bank, N.A. - Buckhannon had total assets of approximately $39.6 million.

Total Holding Company assets as of December 31, 2002, which include the assets of its operating subsidiary banks, were $264,354,184. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares were issued and outstanding as of December 31, 2002 to 364 shareholders. Shareholders’ equity at that date was $22,459,633.

General Description of Business

First West Virginia Bancorp, Inc. operates a multi-bank holding company and is dependent upon subsidiaries for cash necessary to pay expenses, and dividends to its stockholders. The Holding Company functions primarily as the holder of the capital stock of its wholly-owned subsidiary banks.

The subsidiary banks of the Holding company are engaged in the business of banking and provide a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to area consumers and businesses. The loan portfolio of the banks consists primarily of loans secured by real estate to consumers and businesses. The bank also engages in commercial loans and general consumer loans to individuals. The subsidiary banks offer a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts and services available include non-interest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. The customer base for deposits is primarily retail in nature. The majority of the bank’s lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania.

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2002, none of the subsidiary banks were engaged in any operation in foreign countries and none has had transactions with customers in foreign countries.

Competition

Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks’ business are highly competitive. The subsidiary banks encounter competition from other financial institutions and commercial banks. These entities, along with insurance companies, small loan companies, credit unions and the like compete with respect to their lending activities and also in attracting a variety of deposit related instruments.

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

The Holding Company is also deemed an “affiliate” of its subsidiary banks under the Federal Reserve Act which imposes certain restrictions on loans between the Holding Company and its subsidiary banks, investments by the subsidiaries in the stock of the Holding Company, or the taking of stock of the Holding Company by the subsidiaries as collateral for loans to any borrower, or purchases by the subsidiaries of certain assets from the Holding Company, and the payment of dividends by the subsidiaries to the Holding Company.

Federal Reserve Board approval is required before the Holding Company may begin to engage in any permitted non-banking activity. The Federal Reserve Board is empowered to differentiate between activities which are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

Supervision and Regulation - Continued

The operations of the Holding Company’s subsidiary banks, being national banks, are subject to the regulations of a number of regulatory agencies including the regulations of a number of regulatory authorities including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the applicable state Departments of Banking. Representatives of the Comptroller of the Currency regulate and conduct examinations of the subsidiary banks. The subsidiary banks are required to furnish regular reports to the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary banks of a bank holding company are subject to certain restrictions imposed by the banking laws on extensions of credit to the bank holding company or other subsidiaries.

Being a West Virginia corporation, the Holding Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act.

The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) was enacted in August, 1989. This legislation created a new liability as a depository institution insured by the Federal Deposit Insurance corporation, (“the FDIC”), can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Capital Requirements

The Federal Reserve Board and the Office of the Comptroller of the Currency require a minimum “tier 1” capital to be at least 3% of total assets (“Leverage Ratio”). For all but the most highly rated banks, the minimum Leverage Ratio requirement will be 4% to 5% of total assets. Tier 1 capital consists of: (i) common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries; (ii) minus intangible assets (other than certain purchased mortgage and credit card servicing rights); and (iii) minus certain losses, and minus investments in certain securities of subsidiaries.

In addition, each national bank also must maintain a “tier 1 risk-based capital ratio” of 4%. The “tier 1 risk-based capital ratio” is defined in OCC regulations as the ratio to tier 1 capital to “risk-weighted assets”. A bank’s total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to an on-balance sheet credit equivalent amount; (ii) assigning each on-balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the OCC regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

Each national bank is also required to maintain a “total risk-based capital ratio” of at least 8%. The “total risk-based capital ratio” is defined in the OCC regulations as the ratio of total qualifying capital to risk-weighted assets (as defined before). Total capital, for purposes of the risk-based capital requirement, consists of the sum of tier 1 capital (as defined for purposes of the Leverage Ratio) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, term subordinated debt and general valuation loan and lease loss allowances (but only in an amount of up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, term subordinated debt and intermediate-term preferred stock may only be included in supplementary capital up to 50% of tier 1 capital.

Capital requirements higher than the generally applicable minimum requirements may be established for a particular national bank if the OCC determines that the bank’s capital is or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be imposed where a bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. Deficient capital may result in the suspension of an institution’s deposit insurance.

As of December 31, 2002, the subsidiaries of First West Virginia Bancorp, Inc. had capital in excess of the applicable minimum requirements.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Holding Company may also be subject to certain provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”). FDICIA requires the Federal Reserve Board of Governors to adopt certain regulations establishing safety and soundness standards for bank holding companies. Many of the provisions of the regulation became effective in December, 1993. Additional provisions will be implemented through the adoption of regulation by various federal banking agencies.

Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk- based capital ratio of 6% or greater, and Leverage Ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) “adequately capitalized” if the institution has a total risk- based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) “undercapitalized” if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulations also permit the OCC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution’s examination report, after written notice.

The degree of regulatory intervention mandated by FDICIA and the prompt corrective action regulations are tied to a national bank’s capital category, with increasing scrutiny and more stringent restrictions being imposed as a bank’s capital declines. The prompt corrective actions specified by FDICIA for undercapitalized banks include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital restoration plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branches and engaging in acquisitions and new lines of business) without OCC approval. Banks that are significantly undercapitalized or critically undercapitalized may be required to raise additional capital so that the bank will be adequately capitalized or be acquired by, or combined with, another bank if grounds exist for appointing a receiver. Further, the OCC may restrict such banks from (i) entering into any material transaction without prior approval of the OCC; (ii) making payments on subordinated debt; (iii) extending credit for any highly leveraged transaction; (iv) making any material change in accounting methods; (v) engaging in certain affiliate transactions; (vi) paying interest on deposits in excess of the prevailing rates of interest in the region where the institution is located; (vii) paying excess compensation or bonuses; and (viii) accepting deposits from correspondent depository institutions. In addition, the OCC may require that such banks; (a) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; and (b) divest or liquidate any subsidiary which the OCC determines poses a significant risk to the institution.

Any company which controls a significantly undercapitalized national bank may be required to (i) divest or liquidate any affiliate other than an insured depository institution; or (ii) divest the bank if the OCC determines that divestiture would improve the bank’s financial condition and future prospects. Generally a conservator or receiver must be appointed for a critically undercapitalized bank no later than 90 days after the bank becomes critically undercapitalized, subject to a limited exception for banks which are in compliance with an approved capital restoration plan and which the OCC certifies as not likely to fail. Additionally, the OCC may impose such other restrictions on a capital-deficient bank as the OCC deems necessary or appropriate for the safety and soundness of the bank, its depositors and investors, including limitations on investments and lending activities. The failure by a bank to materially comply with an approved capital plan constitutes an unsafe or unsound practice.

Federal Deposit Insurance Corporation Improvement Act of 1991 - continued

FDICIA and the regulations promulgated by the OCC pursuant thereto also require any company that has control of an “undercapitalized” national bank, in conjunction with the submission of a capital restoration plan by the bank, to guarantee that the bank will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of: (i) 5% of the bank’s assets at the time it became undercapitalized; or (ii) the amount necessary to bring the bank into capital compliance at the time the bank fails to comply with the terms of its capital plan.

Insurance of Deposits

The subsidiary bank’s deposits are insured by the FDIC through the Bank Insurance Fund (“BIF”) up to a maximum of $100,000 for each insured depositor. The insurance premium payable by each BIF member is based on the institution’s assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid quarterly based on semiannual assessments. The FDIC promulgated regulations establishing a risk-based assessment system for each semiannual period commencing with the first semiannual payment yearly.

Under the risk-based assessment system, each institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment rate. The capital group is determined by the institution’s regulatory capital position. The supervisory subgroup assignments are based on a determination by the FDIC’s Director of the Division of Supervision. Institutions may request a review of the supervisory subgroup assignment. Under this formula, well-capitalized institutions classified as Subgroup “A” (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate while undercapitalized institutions classified as Subgroup “C” (institutions which pose a substantial probability of loss to the Bank Insurance Fund (BIF) unless corrective action is taken) will pay the least favorable assessment rate.

The FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule. The BIF assessment schedule of 0% to 27% remains in effect for the first semi annual period of 2003. There were no BIF assessments paid by the subsidiary banks during 2002, 2001 and 2000.

The FDIC Board of Directors collects an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO)to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.75, 1.90 and 2.07 basis points on BIF-assessable deposits during 2002, 2001 and 2000, respectively.

Monetary Policies

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

Employees

As of December 31, 2002, the Holding Company had 4 part-time employees. As of December 31, 2002, the subsidiary banks of the Holding Company had a total of 93 full-time employees and 14 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Securities Laws and Compliance

As of February 13, 1995, the Holding Company’s common stock was registered with the Securities and Exchange commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“1934 Act”). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and “short-swing” profit rules imposed by section 16 of the 1934 Act.

Acquisitions of or Affiliations With Other Banks or Bank Holding Companies

The Board of Directors of the Company from time to time has had exploratory discussions with other banks and bank holding companies with which an affiliation might be desirable. While all such discussions have been quite amicable, there are presently no understandings, agreements, or letters of intent to affiliate. Undoubtedly, exploratory discussions with other banks and bank holding companies will continue from time to time. The Board of Directors of the Company remains committed to obtaining a high return on the shareholders’ investment, consistent with sound and prudent banking practices, and believes that the acquisition of or affiliation with selected banks, bank holding companies and permitted non-banking activities is a desirable means to accomplish that objective. The Company has authorized but unissued shares of stock which might be issued from time to time to raise additional capital or for other bank affiliations or other corporate purposes.

Available Information

The Holding Company’s common stock was registered with the Securities and Exchange commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“1934 Act”). This registration requires periodic reporting and includes, but is not limited to, the filing of annual, quarterly and other reports with the SEC.

The public may read and copy any materials that are filed with SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, (http://www.sec.gov), that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company presently does not have an internet website, however copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission are available free of charge upon request.

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2002, and such pages are incorporated herein by reference.

Page
1. Distribution of Assets, Liabilities and Stockholders’ equity; Interest Rates and Interest Differential

a. Average Balance	4

b. Analysis of Net Interest Earnings	4

b. Rate Volume Analysis of Changes in Interest Income and Expense	5

2. Investment Portfolio

a. Book Value of Investments

Book values of investment securities at December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002	December 31, 2001

Securities held to maturity:
Obligations of states and political subdivisions	$7,688	$8,854

Total held to maturity	$7,688	$8,854

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$38,453	$31,353
Obligations of states and political subdivisions	11,629	7,917
Corporate debt securities	6,775	8,086
Mortgage-backed securities	43,064	25,535
Equity Securities	456	457

Total available for sale	100,377	73,348

Total	$108,065	$82,202

b. Maturity Schedule of Investments	8

c. Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

Statistical Information - continued

3. Loan Portfolio

a. Types of Loans	28

b. Maturities and Sensitivity to Changes in Interest Rates	10

c. Risk Elements	11

d. Other Interest Bearing Assets	N/A

4. Summary of Loan Loss Experience	9, 12, 13

5. Deposits

a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	4

b. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more	29

6. Return on Equity and Assets	2

7. Short-Term Borrowings	12, 31

Item 2              PROPERTIES

The Holding Company and its subsidiary banks owned and/or leased property as of December 31, 2002 as described below.

Progressive Bank, N.A. presently owns the land and building at 1701 Warwood Avenue, Wheeling, West Virginia where the bank’s Warwood offices are located. The two-story building has been totally renovated and has approximately 15,500 square feet in total area. The office has three drive-in facilities adjacent to the rear of the building and customer parking to the north side of the building. A lot on North Seventeenth Street, southwest of the building, is used for employee parking. A two-story home located at 1709 Warwood Avenue was purchased in 1985 for the purpose of providing rental income and additional employee parking. Progressive Bank, N.A. also owns a lot adjacent to the bank for future expansion.

Progressive Bank, N.A. also owns the building and approximately 50% of the land at 875 National Road, Wheeling, West Virginia at which the Woodsdale branch is located. The Woodsdale branch has expanded its one-story building to a total of approximately 6,050 square feet in area in 1994. This expansion was accomplished by the purchase of approximately 6,600 square feet of land located immediately west of the existing bank office property in 1993. The office has a four lane drive-in facility at the rear of the building and one drive-in automatic teller machine in the front of the building. The remaining portion of the land is leased to the bank until 2013 with 1 ten-year option to renew.

Progressive Bank, N.A. entered into a lease agreement to rent property for use as a banking premises known as the “Bethlehem branch office.” The Bethlehem branch office is located at 1090 East Bethlehem Boulevard, Wheeling, West Virginia. The office is a one story building with approximately 3400 square feet of area and has four drive-in lanes. The lease is for a five year term commencing February 1, 2002, with eight successive five year options to renew.

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

Item 3              Legal Proceedings

The nature of the business of the Holding Company’s subsidiaries generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or any of its subsidiaries is a party or of which any of their property is subject.

Item 4              Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5              Market for Registrant’s Common Stock and Related Stockholder Matters

As of December 31, 2002, the Holding Company had 364 shareholders of record who collectively held 1,538,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share.

On February 13, 1995, the Holding Company’s common stock was filed and became effective under section 12(g) of the Securities and Exchange Act of 1934. On February 21, 1995, the Holding Company was approved for listing its securities on the American Stock Exchange’s Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Holding Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities and Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Holding Company was approved for listing its securities on the American Stock Exchange primary list and began trading under the symbol FWV on June 20, 1995.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

Period	Stock Prices

	Low	High

2002
4th Quarter	$16.65	$21.15
3rd Quarter	$17.39	$19.40
2nd Quarter	$18.00	$19.85
1st Quarter	$18.50	$20.00
2001
4th Quarter	$15.15	$18.85
3rd Quarter	$15.00	$17.85
2nd Quarter	$13.25	$15.70
1st Quarter	$12.60	$14.38

Dividends

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 2002 were $.69 per share and $.68 per share for 2001.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2002, 2001 and 2000. The values stated have been adjusted for the two percent common stock dividend to shareholders of record as of December 1, 2000.

	DIVIDEND HISTORY OF HOLDING COMPANY

	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income

2002	.69	1.74	39.7%
2001	.68	1.57	43.3%
2000	.64	1.51	42.3%

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary banks and their financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 16 to the audited Consolidated Financial Statements for a discussion on subsidiary dividends.

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

Item 6              Selected Financial Data

Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A           Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on Pages 15 through 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8              Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements, included on pages 18 through 37 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 17 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2002, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10            Directors and Executive Officers of Registrant

(a)       Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2003 Proxy Statement dated March 13, 2003 for Annual Meeting of Stockholders to be held April 8, 2003, included in this report as Exhibit 99, is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiaries

Laura G. Inman	61

Chairman of the Board of the Holding Company since 1998; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Sylvan J. Dlesk	64	Vice Chairman of the Board of the Holding Company since 2000; Director of Holding Company and Director of Progressive Bank, N.A. since 1988.

Charles K. Graham	57

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

Beverly A. Barker	49

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

Francie P. Reppy	42

Senior Vice President and Chief Financial Officer of the Holding Company since 2000; Controller of the Holding Company 1992-2000; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. since 2000; Controller of Progressive Bank, N.A. 1992-2000.

Connie R. Tenney	47

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

Item 11            Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2003 Proxy Statement dated March 13, 2003 for Annual Meeting of Stockholders to be held April 8, 2003, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12            Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2003 Proxy Statement dated March 13, 2003 for Annual Meeting of Stockholders held April 8, 2003, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13            Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2003 Proxy Statement dated March 13, 2003 for Annual Meeting of Stockholders held April 8, 2003, included in this report as Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 32 of the Annual Report to Shareholders for the year ended December 31, 2002, included in this report as Exhibit 13.1, and incorporated herein by reference.

PART IV

Item 14            Controls and Procedures

The corporation’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the corporation’s disclosure controls and procedures within 90 days of the filing of this annual report, and based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15            Exhibits, Financial Statement Schedules and Reports on Form 8

(a)       Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:

(b)       Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

(c)       Exhibits

The exhibits listed in the Exhibit Index on page 22 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.

(Registrant)
By:	/s/ CHARLES K. GRAHAM

Charles K. Graham President and Chief Executive Officer/Director

Date:	March 14, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CHARLES K. GRAHAM	President, Chief Executive Officer and Director	March 14, 2003

Charles K. Graham

/s/ FRANCIE P. REPPY	Senior Vice President and Chief Financial Officer	March 14, 2003

Francie P. Reppy

/s/ NADA E. BENEKE	Director	March 14, 2003

Nada E. Beneke

/s/ SYLVAN J. DLESK	Director	March 14, 2003

Sylvan J. Dlesk

/s/ LAURA G. INMAN	Director	March 14, 2003

Laura G. Inman

/s/ JAMES C. INMAN, JR.	Director	March 14, 2003

James C. Inman, Jr.

/s/ R. CLARK MORTON	Director	March 14, 2003

R. Clark Morton

/s/ THOMAS A. NOICE	Director	March 14, 2003

Thomas A. Noice

/s/ WILLIAM G. PETROPLUS	Director	March 14, 2003

William G. Petroplus

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the year ended December 31, 2002, (the “Report”) of First West Virginia Bancorp, Inc., the (“Company”) as filed with the Securities and Exchange Commission on the date hereof, each of the undersigned, in the capacities and on the dates indicated below certify pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2003	/s/ CHARLES K. GRAHAM

Charles K. Graham President and Chief Executive Officer/Director (Principal Executive Officer)

Date: March 14, 2003	/s/ FRANCIE P. REPPY

Francie P. Reppy Senior Vice President and Chief Financial Officer (Chief Financial Officer)

Certification

I, Charles K. Graham, certify that:

1.        I have reviewed this annual report on Form 10-K of First West Virginia Bancorp, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to te registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ CHARLES K. GRAHAM

Charles K. Graham President and Chief Executive Officer/Director (Principal Executive Officer)

Certification

I, Francie P. Reppy, certify that:

1.        I have reviewed this annual report on Form 10-K of First West Virginia Bancorp, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to te registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ FRANCIE P. REPPY

Francie P. Reppy Senior Vice President and Chief Financial Officer (Chief Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Filed herewith and incorporated herein by reference.

10.2	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Beverly A. Barker. Filed herewith and incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements Filed herewith and incorporated herein by reference.

22.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

24	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 8, 2003 Filed herewith and incorporated herein by reference.