Form 10-Q
period 2003-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2003-05-15
CIK 37049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2003

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

N/A
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No ☒ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date.

The number of shares outstanding of the issuer’s common stock as of May 12, 2003:

Common Stock, $5.00 Par Value, shares outstanding     1,538,443 shares

FORM 10-Q INDEX

Signatures	27

Certifications	28 - 29

FIRST WEST VIRGINIA BANCORP, INC.
PART I
FINANCIAL INFORMATION

First West Virginia Bancorp Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2003	December 31, 2002	March 31, 2002

ASSETS
Cash and due from banks	$6,644,810	$6,030,503	$5,953,542
Due from banks - interest bearing	745,393	66,993	9,122,040

Total cash and cash equivalents	7,390,203	6,097,496	15,075,582
Federal funds sold	8,740,000	6,403,000	7,442,000
Investment securities
Available for sale (at fair value)	108,253,338	100,377,179	82,951,989
Held to maturity - fair value of $6,776,321 at March 31, 2003; $7,969,329 at December 31, 2002; and $ 8,619,040 at March 31, 2002	6,498,288	7,687,930	8,443,362
Loans	135,124,214	136,771,760	130,372,616
Less allowance for possible loan losses	(2,103,147)	(2,026,905)	(1,752,156)

Net loans	133,021,067	134,744,855	128,620,460
Premises and equipment, net	4,036,898	4,242,272	4,303,610
Accrued income receivable	1,515,175	1,284,939	1,401,383
Intangible assets	436,360	458,548	544,455
Goodwill	1,644,119	1,644,119	1,644,119
Other assets	2,164,892	1,413,846	1,740,518

Total assets	$273,700,340	$264,354,184	$252,167,478

LIABILITIES
Noninterest bearing deposits:
Demand	$23,801,826	$21,491,703	$21,559,708
Interest bearing deposits:
Demand	35,625,236	34,406,861	31,671,285
Savings	84,994,742	78,270,985	72,703,547
Time	96,097,864	97,206,033	96,786,779

Total deposits	240,519,668	231,375,582	222,721,319
Federal funds purchased and repurchase agreements	9,085,930	9,037,802	7,457,884
Accrued interest on deposits	464,396	493,269	558,622
Other liabilities	1,012,434	987,898	1,221,212

Total liabilities	251,082,428	241,894,551	231,959,037

STOCKHOLDERS’ EQUITY
Common Stock - 2,000,000 shares authorized $5 par value 1,538,443 shares issued	7,692,215	7,692,215	7,692,215
Surplus	4,982,606	4,982,606	4,982,606
Retained Earnings	8,909,071	8,566,520	7,303,658
Accumulated other comprehensive income	1,034,020	1,218,292	229,962

Total stockholders’ equity	22,617,912	22,459,633	20,208,441

Total liabilities and stockholders’ equity	$273,700,340	$264,354,184	$252,167,478

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans and lease financing:
Taxable	$2,227,181	$2,262,232
Tax-exempt	141,926	119,322
Investment Securities:
Taxable	822,308	822,006
Tax-exempt	173,384	160,160
Dividends	4,267	7,570
Other interest income	3,427	39,696
Interest on Federal Funds Sold	23,814	31,337

Total interest income	3,396,307	3,442,323

INTEREST EXPENSE
Deposits	1,170,363	1,248,836
Other borrowings	34,172	24,638

Total interest expense	1,204,535	1,273,474

Net interest income	2,191,772	2,168,849
PROVISION FOR POSSIBLE LOAN LOSSES	90,000	150,000

Net interest income after provision for possible loan losses	2,101,772	2,018,849

NONINTEREST INCOME
Service charges and other fees	166,328	138,095
Securities gains	—	17,477
Other operating income	98,790	90,964

Total noninterest income	265,118	246,536

NONINTEREST EXPENSES
Salary and employee benefits	795,744	697,979
Net occupancy expense of premises	249,835	221,137
Other operating expenses	503,837	501,182

Total noninterest expense	1,549,416	1,420,298

Income before income taxes	817,474	845,087
INCOME TAXES	198,003	234,123

Net income	$619,471	$610,964

WEIGHTED AVERAGE SHARES OUTSTANDING	1,538,443	1,538,443

EARNINGS PER COMMON SHARE	$0.40	$0.40

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

	Shares	Amount

Balance, December 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$1,218,292		$22,459,633
Comprehensive income
Net income for the three months ended March 31, 2003	—	—	—	619,471	—	$619,471	619,471
Other comprehensive income, net of tax
Unrealized gains (losses) on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	(184,272)	(184,272)	(184,272)

Comprehensive income						$435,199

Cash dividend ($.18 per share)	—	—	—	(276,920)	—		(276,920)

Balance, March 31, 2003(Unaudited)	1,538,443	$7,692,215	$4,982,606	$8,909,071	$1,034,020		$22,617,912

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

	Shares	Amount

Balance, December 31, 2001	1,538,443	$7,692,215	$4,982,606	$6,954,229	$619,918		$20,248,968
Comprehensive income
Net income for the three months ended March 31, 2002	—	—	—	610,964	—	$610,964	610,964
Other comprehensive income, net of tax
Unrealized gains (losses) on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	(389,956)	(389,956)	(389,956)

Comprehensive income						$221,008

Cash dividend ($.17 per share)	—	—	—	(261,535)	—		(261,535)

Balance, March 31, 2002(Unaudited)	1,538,443	$7,692,215	$4,982,606	$7,303,658	$229,962		$20,208,441

	For the three months ended March 31,

	2003	2002

Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period	$(184,272)	$(379,001)
Less: reclassification adjustment for gains included in net income	—	10,955

Net unrealized gains (losses) on securities	$(184,272)	$(389,956)

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net Income	$619,471	$610,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,000	150,000
Depreciation and amortization	106,793	103,043
Amortization (accretion) of investment securities, net	194,432	(45,663)
Investment security (gains)	—	(17,477)
Gain on sale of premises and equipment	(2,396)	—
Decrease (increase) in interest receivable	(230,236)	(149,240)
Increase (decrease) in interest payable	(28,873)	39,223
Other, net	(624,998)	207,759

Net cash provided by operating activities	124,193	898,609

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(2,337,000)	190,000
Net (increase) decrease in loans, net of charge offs	1,628,998	(4,407,069)
Proceeds from sales of securities available for sale	1,037,872	1,557,359
Proceeds from maturities of securities available for sale	30,959,000	65,780,000
Proceeds from maturities of securities held to maturity	1,190,000	410,000
Principal collected on mortgage-backed securities	7,429,707	3,694,867
Purchases of securities available for sale	(47,783,311)	(81,194,412)
Recoveries on loans previously charged-off	4,790	12,759
Cash acquired in purchase of branch office	—	9,063,066
Purchases of premises and equipment	(43,743)	(379,112)
Proceeds from sales of premises and equipment	166,907	—

Net cash used by investing activities	(7,746,780)	(5,272,542)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,144,086	3,296,098
Dividends paid	(276,920)	(261,535)
Increase (decrease) in short term borrowings	48,128	920,236

Net cash provided by financing activities	8,915,294	3,954,799

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,292,707	(419,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,097,496	15,494,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,390,203	$15,075,582

Supplemental Disclosures:

Cash Paid for Interest	$1,233,408	$1,234,251
Cash Paid for Income Taxes	137,599	235,063

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 AND 2002

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First West Virginia Bancorp, Inc. ( the “Corporation) and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accounting and reporting policies followed are consistent with those used in preparation of the corporation’s 2002 Annual Report. In the opinion of management, adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations were made. The notes to the financial statements contained in the Annual Report for December 31, 2002, should be read in conjunction with these financial statements.

Income Taxes

The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

First West Virginia Bancorp, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 AND 2002

Note 1 - Accounting Policies (Continued)

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial statements.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

First West Virginia Bancorp, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 AND 2002

Note 1 - Accounting Policies (Continued)

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtednes of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has two wholly-owned subsidiaries: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, and New Martinsville, West Virginia and Bellaire, Ohio; and Progressive Bank, N.A.-Buckhannon, which operates in Buckhannon and Weston, West Virginia. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiaries for the three months ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s 2002 financial statements, the notes thereto and the related Management’s Discussion and Analysis.

OVERVIEW

The Holding Company reported net income of $619,471 for the three months ended March 31, 2003 as compared to $610,964 for the same period during 2002. The 1.4% increase in earnings during the first quarter of 2003 over 2002 was primarily attributed to increased net interest income and noninterest income and the decrease in the provision for loan losses, partially offset by the increase in noninterest expense. Earnings per common share were $.40 in 2003 compared to $.40 in 2002.

Operational earnings improved with net interest income increasing $22,923 or 1.1%, to $2,191,772 during the three months ended March 31, 2003 as compared to the same period in 2002. Net interest income increased primarily due to the increase in the interest earned on investment securities combined with the decrease in the interest rates paid on interest bearing liabilities, offset in part by the decrease in the interest earned on loans.

The return on average assets (ROA), which measures the effectiveness of asset utilization to produce net income, was .94% and 1.06% at March 31, 2003 and 2002, respectively. The return on average equity (ROE), which measures the return on the stockholders’ investment, was 11.76% and 12.56% at March 31, 2003 and 2002, respectively. The Board of Directors declared and paid cash dividends of $.18 per share during the first quarter of 2003 as compared to $.17 during the same period in 2002.

The Holding Company ended the first quarter of 2003 with total assets of $273,700,340 an increase of 3.5% over the $264,354,184 reported for the year ended December 31, 2002. Loans decreased during the first quarter of 2003 by $1,647,546 to $135,124,214, as compared to $136,771,760 reported at December 31, 2002. Total deposits increased in 2003 by $9,144,086, from $231,375,582 at December 31, 2002 to $240,519,668 at March 31, 2003.

The allowance for loan losses amounted to $2,103,147 or 1.6% of total loans at March 31, 2003, compared to $2,026,905 or 1.5% of total loans at December 31, 2002. Non-performing assets were $1,604,000 at March 31, 2003, as compared to $1,682,000 at December 31, 2002.

Table One is a five-year summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Table One
SELECTED FINANCIAL DATA
(Unaudited, figures in thousands, except per share data)

First West Virginia Bancorp, Inc.

	Three months ended March 31,		Years ended December 31,

	2003	2002	2002	2001	2000	1999

SUMMARY OF OPERATIONS
Total interest income	$3,396	$3,442	$14,309	$14,772	$14,869	$13,207
Total interest expense	1,204	1,273	5,101	6,422	7,155	5,602
Net interest income	2,192	2,169	9,208	8,350	7,714	7,605
Provision for loan losses	90	150	540	573	436	348
Total other income	265	246	1,033	942	880	1,073
Total other expenses	1,550	1,420	6,062	5,324	4,817	4,740
Income before income taxes	817	845	3,639	3,395	3,341	3,590
Net income	619	611	2,674	2,412	2,326	2,450
PER SHARE DATA (1)
Net income	$.40	$.40	$1.74	$1.57	$1.51	$1.59
Cash dividends declared	.18	.17	.69	.68	.64	.54
Book value per share	14.70	13.14	14.60	13.16	11.85	10.44
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$135,662	$123,877	$131,383	$118,224	$112,579	$105,775
Investment securities	108,862	80,292	93,962	73,639	69,548	59,716
Deposits - Interest Bearing	212,584	184,116	200,170	168,820	155,172	141,768
Stockholders’ equity	21,347	19,727	20,302	18,902	17,448	16,087
Total Assets	266,645	232,862	252,543	217,006	203,529	183,436
BALANCE SHEET
Investments	$114,752	$91,395	$108,065	$82,202	$72,242	$59,394
Loans	135,124	130,372	136,772	120,944	114,053	110,489
Other Assets	23,824	30,400	19,517	28,884	21,598	19,290

Total Assets	$273,700	$252,167	$264,354	$232,030	$207,893	$189,173

Deposits	$240,520	$222,721	$231,376	$203,772	$173,669	$161,558
Federal funds purchased and Repurchase Agreements	9,086	7,458	9,038	6,538	14,526	10,274
Other Liabilities	1,476	1,780	1,480	1,471	1,473	1,285
Shareholders’ Equity	22,618	20,208	22,460	20,249	18,225	16,056

Total Liabilities and Shareholders’ Equity	$273,700	$252,167	$264,354	$232,030	$207,893	$189,173

SELECTED RATIOS
Return on average assets	.94%	1.06%	1.06%	1.11%	1.14%	1.34%
Return on average equity	11.76%	12.56%	13.17%	12.76%	13.33%	15.23%
Average equity to average assets	8.01%	8.47%	8.04%	8.71%	8.57%	8.77%
Dividend payout ratio (1)	45.00%	42.50%	39.66%	43.31%	42.38%	33.96%
Loan to Deposit ratio	56.18%	58.54%	59.11%	59.35%	65.67%	68.39%

(1)

Adjusted for the 2 percent common stock dividend to stockholders of record as of December 1, 2000, and a 6 for 5 stock split in the effect of a twenty (20) percent common stock dividend, declared October 12, 1999 to shareholders of record as of November 1, 1999.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2003 and 2002.

Net interest income was $2,191,772 for the three months ended March 31, 2003, an increase of $22,923 or 1.1%, from the same period in 2002. Net interest income increased during the first quarter of 2003 compared to the same period in 2002 primarily from the increase in the average volume of investment securities combined with the decline in interest rates paid on deposit liabilities, offset in part by the decrease in the interest earned on loans.

During the three months ended March 31, 2003, interest expense decreased $68,939 or 5.4% as compared to the same period in 2002. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by an increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense during the first quarter of 2003. The average yield paid on interest bearing liabilities decreased .24%, from 2.45% at December 31, 2002 to 2.21% at March 31, 2003. The decrease in the average yield on interest bearing liabilities during the first quarter of 2003 was primarily due to the decrease in the interest rates paid on time deposits and interest bearing demand deposits.

Interest income on investment securities increased $13,526 or 1.4% during the three months ended March 31, 2003 over 2002. The increase in the average volume of investment securities contributed to the increase in net interest income during the first quarter of 2003. The average volume of investment securities increased $14,900,000 since December 31, 2002. The taxable equivalent yield on investment securities fell .65%, from 4.79% at December 31, 2002 to 4.14% at March 31, 2003.

Interest and fees on loans decreased $12,447 or .5% for the three month period ended March 31, 2003 as compared the same period in 2002. The decrease in interest and fees on loans was primarily due to the decline in the yield earned on loans. The taxable equivalent yield on loans decreased from 7.86% at December 31, 2002 to 7.37% at March 31, 2003.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.83% at March 31, 2003, as compared to 4.15% at December 31, 2002 and 4.30% at March 31, 2002.

Noninterest Income

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $28,233 during the three months ended March 31, 2003, up 20.4%, from the same period in 2002. The increase in service charges primarily resulted from the subsidiary’s acquisition of Wheeling National’s New Martinsville deposit accounts, as well as, new deposit accounts at the Bethlehem office combined with overall internal growth.

Sales of investment securities for the three month periods ended March 31, 2003 and 2002 were primarily the result of sales by the Holding Company and by the subsidiary banks. Sales of investment securities during the three month period ended March 31, 2003 did not result in any securities gains or losses. The Holding Company accounted for securities gains of $1,344 and securities losses of $1,096 during the period ended March 31, 2002 and those sales were attributable to sales of marketable equity securities. The subsidiary banks accounted for securities gains of $17,717 and securities losses of $488 during the period ended March 31, 2002 and those sales were attributable to sales of securities available for sale.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Noninterest Income (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the first quarter of 2003, other operating income was $98,790, an increase of $7,826 or 8.6% compared to the same period in 2002. The increase in other operating income resulted primarily from increased checkbook sales, ATM fees, and a gain on the sale of assets during the first quarter of 2003.

Non-Interest Expense

Salary and employee benefits is the largest component of noninterest expense. Salary and employee benefits increased $97,765 or 14.0% during the three months ended March 31, 2003 over the same period in 2002. The increase in salary and employee benefits in 2003 compared to 2002 was primarily due to the hiring of additional loan personnel and normal annual merit adjustments. A loan administration department was established at the subsidiary bank in order to centralize operations which required hiring additional personnel in the lending area.

Occupancy expenses increased $28,698 or 13.0% during the three months ended March 31, 2003 compared to the same period in 2002. The opening of the Bethlehem office by the subsidiary bank in February 2002 contributed to the increased overhead expenses during the first quarter of 2003. Increased equipment repair and maintenance costs also contributed to the increase in occupancy expenses for the same period in 2003 as compared to 2002.

The major components of other operating expenses include: stationery and supplies, directors’ fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses increased $2,655 or .5% for the three months ended March 31, 2003 over 2002.

Income Taxes

Income tax expense for the period ended March 31, 2003 was $198,003, a decrease of 15.4% over the same period in 2002. Income tax expense decreased primarily due to an increase in tax exempt income of $35,828 combined with the decrease in pre-taxable income of $27,613 during the first quarter of 2003 over the same period in 2002. As part of the overall investment strategy, purchases of tax exempt municipal investment securities, as well as, investments in tax exempt municipal loans have enhanced the benefits of tax exempt income. Components of the income tax expense for March 31, 2003 were $158,231 for federal taxes and $39,772 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $315,310 and $279,482 for the three month periods ended March 31, 2003 and 2002, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2003 and 2002 and for the year ended December 31, 2002.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Table Two
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2003 and March 31, 2002 and the year ended December 31, 2002. Average balance sheet information as of March 31, 2003 and March 31, 2002 and the year ended December 31, 2002 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended March 31, 2003 and 2002.

	For the three months ended March 31, 2003			December 31, 2002			For the three months ended March 31, 2002

	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate

ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$38,565	$321	3.38%	$32,533	$1,260	3.87%	$29,440	$316	4.35%
Mortgage-backed securities	43,831	394	3.65%	37,352	1,718	4.60%	26,343	376	5.79%
Obligations of states and political subdivisions	19,479	187	3.89%	16,676	699	4.19%	16,269	177	4.41%
Other securities	6,987	93	5.40%	7,401	405	5.47%	8,240	113	5.56%

Total Investment securities:	108,862	995	3.71%	93,962	4,082	4.34%	80,292	982	4.96%
Interest bearing deposits	210	1	1.93%	7,070	113	1.60%	9,126	37	1.64%
Federal funds sold	8,657	24	1.12%	7,227	112	1.55%	8,205	31	1.53%
Loans, net of unearned income	135,662	2,369	7.08%	131,383	9,969	7.59%	123,877	2,382	7.80%
Other earning assets	989	7	2.87%	723	33	4.56%	703	10	5.77%

Total earning assets	254,380	3,396	5.41%	240,365	14,309	5.95%	222,203	3,442	6.28%
Cash and due from banks	5,295			5,554			5,092
Bank premises and equipment	4,121			4,242			4,098
Other assets	4,916			4,245			3,166
Allowance for possible loan losses	(2,067)			(1,863)			(1,697)

Total Assets	$266,645			$252,543			$232,862

LIABILITIES
Certificates of deposit	$96,568	$887	3.73%	$95,247	$3,856	4.05%	$85,282	$987	4.69%
Savings deposits	81,804	247	1.22%	71,989	907	1.26%	68,286	213	1.27%
Interest bearing demand deposits	34,212	36	0.43%	32,934	205.62%		30,548	48.64%
Federal funds purchased and Repurchase agreements	8,778	34	1.57%	8,340	133	1.59%	7,329	25	1.38%

Total interest bearing liabilities	221,362	1,204	2.21%	208,510	5,101	2.45%	191,445	1,273	2.70%
Demand deposits	22,370			22,136			20,166
Other liabilities	1,566			1,595			1,524

Total Liabilities	245,298			232,241			213,135
STOCKHOLDERS’ EQUITY	21,347			20,302			19,727

Total Liabilities and Stockholders’ Equity	$266,645			$252,543			$232,862

Net yield on earning assets		$2,192	3.49%		$9,208	3.83%		$2,169	3.96%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2003 and 2002, and the year ended December 31, 2002, respectively. The effect of this adjustment is presented below (in thousands).

Investment securities	$108,862	$1,111	4.14%	$93,962	$4,503	4.79%	$80,292	$1,089	5.50%
Loans	135,662	2,464	7.37%	131,383	10,327	7.86%	123,877	2,461	8.06%

Total earning assets	$254,380	$3,607	5.75%	$240,365	$15,088	6.28%	$222,203	$3,628	6.62%

Taxable equivalent net yield on earning assets		$2,403	3.83%		$9,987	4.15%		$2,355	4.30%

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Balance Sheet Analysis

Investments

Investment securities increased $6,686,517 or 6.2% from $108,065,109 at December 31, 2002, to $114,751,626 at March 31, 2003. Taxable securities comprised 84.1% of total securities at March 31, 2003, as compared to 83.4% at December 31, 2002. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

Available for sale securities, at market value increased $7,876,159 or 7.9% from December 31, 2002, and represented 94% of the investment portfolio at March 31, 2003. The increase was primarily due to the purchase of mortgage-backed securities. The held to maturity securities decreased $1,189,642 or 15.5% from December 31, 2002 and represented 6% of the investment portfolio as of March 31, 2003. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,657,881 and $1,943,664 at March 31, 2003 and December 31, 2002, respectively. The market value of securities classified as held to maturity was above book value by $278,033 and $281,399 at March 31, 2003 and December 31, 2002, respectively.

Table Three
Investment Portfolio

The following table presents the book values of investment securities:
(in thousands) (Unaudited):

	March 31, 2003	December 31, 2002	March 31, 2002

Securities held to maturity:
Obligations of states and political subdivisions	$6,498	$7,688	$8,443

Total held to maturity	$6,498	$7,688	$8,443

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$38,487	$38,453	$33,922
Obligations of states and political subdivisions	12,843	11,629	7,252
Corporate debt securities	6,812	6,775	7,192
Mortgage-backed securities	49,618	43,064	34,053
Equity Securities	494	456	533

Total available for sale	108,254	100,377	82,952

Total	$114,752	$108,065	$91,395

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Table Four
Investment Portfolio (Continued)
(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at March 31, 2003 and December 31, 2002 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	March 31, 2003				December 31, 2002

	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Unaudited)
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$10,321	3.58%	$—	—%	$10,220	3.36%
After One But Within Five Years	—	—	21,038	3.37	—	—	22,318	3.58
After Five But Within Ten Years	—	—	6,699	2.88	—	—	5,482	3.09
After Ten Years	—	—	429	1.87	—	—	433	2.37

	—	—	38,487	3.32	—	—	38,453	3.44
States & Political Subdivisions
Within One Year	200	5.35	2,473	3.18	265	5.55	3,154	3.76
After One But Within Five Years	3,423	6.05	4,470	4.57	4,063	6.12	4,221	4.56
After Five But Within Ten Years	2,875	6.66	2,784	5.27	2,874	6.66	2,749	5.30
After Ten Years	—	—	3,116	3.44	486	4.52	1,505	4.57

	6,498	6.30	12,843	4.18	7,688	6.20	11,629	4.52
Corporate Debt Securities
Within One Year	—	—	1,506	3.72	—	—	519	4.56
After One But Within Five Years	—	—	3,560	5.84	—	—	4,512	5.35
After Five But Within Ten Years	—	—	1,746	6.01	—	—	1,744	6.01

	—	—	6,812	5.41	—	—	6,775	5.46
Mortgage-Backed Securities	—	—	49,618	4.20	—	—	43,064	4.46
Equity Securities	—	—	494	2.14	—	—	456	2.39

Total	$6,498	6.30%	$108,254	3.95%	$7,688	6.20%	$100,377	4.13%

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Loans

Loans decreased $1,647,546 or 1.2% from December 31, 2002. The decline in loans during the first quarter of 2003 can be attributed primarily to the decrease in residential real estate loans, installment loans, and commercial loans, offset in part by the increase in other loans. General economic conditions have curtailed consumer spending. Historically low interest rates have also accelerated refinancing of consumer debt. The subsidiary bank’s have limited its exposure to long term fixed rate financing. This has had a negative effect on new loan volume, as well as, the current loans outstanding. Also, incentives and lower interest rates offered by auto dealers have affected the volume of installment loans. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non- residential and commercial and industrial loans comprise forty-two percent (42%)of the loan portfolio. Installment loans comprise twelve percent (12%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2002 to March 31, 2003 were a 1% increase in other loans and a 1% decrease in installment loans.

The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five
Loan Portfolio
(Unaudited)

Loans outstanding are as follows (in thousands) :

	March 31,		December 31,

	2003	2002	2002

Real Estate - Residential
Real estate-construction	$405	$449	$828
Real estate-farmland	328	193	328
Real estate-residential	49,136	49,073	50,243

	$49,869	$49,715	$51,399

Commercial
Real estate-secured by nonfarm, nonresidential	$39,455	$38,464	$39,027
Commercial & industrial	17,459	14,020	17,993

	$56,914	$52,484	$57,020

Installment
Installment and other loans to individuals	$16,747	$19,196	$17,634

Others
Nonrated industrial development obligations	$11,647	$9,067	$10,783
Other loans	62	29	50

	$11,709	$9,096	$10,833

Total	135,239	130,491	136,886
Less unearned interest	115	119	114

	$135,124	$130,372	$136,772

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Table Six
Loan Portfolio - Maturities and sensitivities of Loans to Changes in
Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of March 31, 2003 and December 31, 2002 (in thousands) (Unaudited):

	March 31, 2003

	In one Year or Less	After one Year Through Five Years	After Five Years

Real Estate - construction	$352	$16	$37
Commercial real estate - secured by nonfarm, non-residential property	792	2,916	35,747
Commercial and Industrial	1,856	8,320	7,283
Nonrated industrial development obligations	140	3,903	7,604

Total	$3,140	$15,155	$50,671

	December 31, 2002

	In one Year or Less	After one Year Through Five Years	After Five Years

Real Estate - construction	$430	$20	$378
Commercial real estate-secured by nonfarm, non-residential property	826	2,741	35,460
Commercial and Industrial	1,800	8,721	7,472
Nonrated industrial development obligations	998	3,087	6,698

Total	$4,054	$14,569	$50,008

The following table presents an analysis of fixed and variable rate loans as of March 31, 2003 and December 31, 2002 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands) (Unaudited):

	March 31, 2003

	In one Year or Less	After one Year Through Five Years	After Five Years

Fixed Rates	$1,959	$9,163	$12,575
Variable Rates	1,181	5,992	38,096

Total	$3,140	$15,155	$50,671

	December 31, 2002

	In one Year or Less	After one Year Through Five Years	After Five Years

Fixed Rates	$2,827	$8,714	$12,208
Variable Rates	1,227	5,855	37,800

Total	$4,054	$14,569	$50,008

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Total non-performing loans were $1,604,000 at March 31, 2003 and $1,682,000 at December 31, 2002. At March 31, 2003 non-performing loans were down by $78,000 as compared to December 31, 2002. The decline in non-performing loans was primarily due to the decrease in loans past due 90 days or more and in non-accrual loans offset in part by the increase in other real estate loans. Loans classified as non-accrual were $1,472,000 or 1.1% of total loans as of March 31, 2003, as compared to $1,567,000 or 1.1% of total loans at December 31, 2002. The non-accrual loans primarily were commercial loans which are secured by properties believed to have adequate value to cover the outstanding loan balances. The loans past due 90 days or more amounted to $30,000 as compared to $76,000 at December 31, 2002. Other real estate owned was $102,000 at March 31, 2003, an increase of $63,000 from December 31, 2002. The increase in other real estate owned was primarily due to the addition of two residential real estate properties in the first quarter of 2003. There were no loans classified as renegotiated as of March 31, 2003 and December 31, 2002. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven
Risk Elements
(UNAUDITED)

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

	March 31,		December 31,

	2003	2002	2002

Past Due 90 Days or More:
Real Estate - residential	$—	$44	$61
Commercial	—	4	—
Installment	30	—	15

	$30	$48	$76

Non-accrual:
Real Estate - residential	$—	$63	$115
Commercial	1,445	1,160	1,443
Installment	27	38	9

	$1,472	$1,261	$1,567

Other Real Estate	$102	$60	$39

Total non-performing assets	$1,604	$1,369	$1,682

Total non-performing assets to total loans and other real estate	1.19%	1.05%	1.23%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $31,400 and $27,700 for the periods ended March 31, 2003 and 2002, respectively and $97,400 for the period ended December 31, 2002.

As of March 31, 2003, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Allowance for Possible Loan Losses

The allowance for loan losses increased $76,242 or 3.8%, from $2,026,905 at December 31, 2002 to $2,103,147 at March 31, 2003. The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The allowance for possible loan losses represented 1.6% and 1.5% of total loans outstanding at March 31, 2003 and December 31, 2002, respectively. Net loan charge-offs during the three months ended March 31, 2003 were $13,758 and consisted of real estate residential loans and installment loans. The amount charged to earnings during the first quarter of 2003 as compared to the same period in 2002 was reduced based upon management’s evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio.

Table Eight
Analysis of Allowance for Possible Loan Losses
(UNAUDITED)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

	Summary of Loan Loss Experience

	March 31,		December 31,

	2003	2002	2002

Balance at Beginning of period
Allowance for Possible Loan Losses	$2,027	$1,646	$1,646
Loans Charged Off:
Real Estate - residential	13	—	2
Commercial	—	55	134
Installment	6	2	63

	19	57	199
Recoveries:
Real Estate - residential	3	—	—
Commercial	—	10	29
Installment	2	3	11

	5	13	40
Net Charge-offs	14	44	159
Additions Charged to Operations	90	150	540

Balance at end of period:	$2,103	$1,752	$2,027

Average Loans Outstanding	$135,662	$123,877	$131,383

Ratio of net charge-offs to Average loans outstanding for the period	.01%	.04%	.12%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.56%	1.34%	1.48%

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Allowance for Possible Loan Losses - continued

The corporation has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of non-performing assets, local economic conditions and management experience as presented in Table Nine. The Corporation has historically maintained the allowance for loan losses at a level greater than actual charge-offs. In determining the allocation of the allowance for possible loan losses, charge-offs for 2003 are anticipated to be within the historical ranges. Although a subjective evaluation is determined by management, the corporation believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the corporation’s market area could result in new estimates which could affect the corporation’s earnings. Management monitors loan quality through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material amount of loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

Table Nine
Loan Portfolio - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the five year periods ended December 31, 2002, and the three month period ended March 31, 2003 ( expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	March 31,		December 31,

	2003		2002		2001		2000		1999		1998

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Real estate - residential	$286	36.9%	$276	37.5%	$263	37.3%	$241	37.9%	$238	36.2%	$208	34.2%
Commercial	1,216	42.1	1,161	41.7	821	40.0	549	37.0	490	38.7	490	37.8
Installment	580	12.4	569	12.9	541	16.1	492	20.9	400	22.2	374	23.8
Others	21	8.6	21	7.9	21	6.6	20	4.2	20	2.9	20	4.2
Unallocated	—	—	—	—	—	—	—	—	—	—	31	—

Total	$2,103	100.0%	$2,027	100.0%	$1,646	100.0%	$1,302	100.0%	$1,148	100.0%	$1,123	100.0%

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Deposits

Total deposits were $240,519,668 at March 31, 2003 as compared to $231,375,582 at December 31, 2002, an increase of 4.0%. The deposit growth during the first quarter of 2003 was primarily in savings deposits. The subsidiary banks’ have offered a savings deposit product with a competitive interest rate which has resulted in the increase in savings deposits. At March 31, 2003, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. The change in the deposit mix from December 31, 2002 to March 31, 2003 was 1% increase in noninterest bearing deposits and 1% decrease in interest bearing deposits.

Table Ten
Deposits

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

	March 31, 2003 Maturities of Time Deposits in Excess of $100,000

	In Three Months Or Less	Over Three And Less Than Six Months	Over Six And Less Than Twelve Months	Over Twelve Months	TOTAL

		(Expressed in Thousands)
Time Certificates of Deposit	$4,071	$2,352	$3,022	$16,307	$25,752

	December 31, 2002 Maturities of Time Deposits in Excess of $100,000

	In Three Months Or Less	Over Three And Less Than Six Months	Over Six And Less Than Twelve Months	Over Twelve Months	TOTAL

		(Expressed in Thousands)
Time Certificates of Deposit	$2,567	$4,163	$2,092	$16,439	$25,261

Repurchase agreements

Repurchase agreements are short-term borrowings. Repurchase agreements were $9,085,930 at March 31, 2003, an increase of $48,128, as compared to December 31, 2002. The increase of repurchase agreements was primarily due to an increase in the balances maintained by existing commercial customers.

First West Virginia Bancorp, Inc.
Management’s Discussion and Analysis of the Financial Condition and
Results of Operations

Capital Resources

A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders’ equity increased 1.5% during the first three months of 2003 entirely from current earnings after quarterly dividends, and decreased .8% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 8.3% of total assets at March 31, 2003 as compared to 8.5% at December 31, 2002.

The Holding Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

The following chart shows the regulatory capital levels for the company at March 31, 2003, March 31, 2002, and December 31, 2002:

		March 31,		Dec. 31

Ratio	Minimum	2003	2002	2002

Leverage Ratio	3%	7.2%	7.5%	7.1%
Risk Based Capital
Tier 1 (core)	4%	12.0%	11.4%	12.0%
Tier 2 (total)	8%	13.3%	12.5%	13.2%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $108,253,338 classified as available for sale at March 31, 2003. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company’s subsidiary banks, Progressive Bank, N.A., and Progressive Bank, N.A.- Buckhannon, are members of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary banks had an available line with the FHLB in the aggregate amount of $7 million which expires in December, 2003. As of March 31, 2003 there were no borrowings outstanding pursuant to these agreements.

At March 31, 2003 and December 31, 2002, the Holding Company had outstanding loan commitments and standby letters of credit totaling $16,020,000 and $15,750,000, respectively. As of March 31, 2003, management placed a high probability for required funding within one year of approximately $11,555,000. Approximately $3,865,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.
PART I

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary banks use an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary banks provide that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary banks at March 31, 2003 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 1.1%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 8.8%. Under both interest rate scenarios the subsidiary banks were within the established guideline at March 31, 2003.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, Charles K. Graham, and Senior Vice President and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Defaults Upon Senior Securities

Inapplicable

Item 4

Submission of Matters to Vote of Security Holders

Inapplicable

Item 5

Other Information

An application was filed with the Office of the Comptroller of the Currency pursuant to an Agreement of Merger and Plan of Reorganization by, between, and among First West Virginia Bancorp, Inc., and two of its wholly owned subsidiary banks, Progressive Bank, N.A., Wheeling, West Virginia and Progressive Bank, N.A. - Buckhannon, Buckhannon, West Virginia. In accordance with the agreement, Progressive Bank, N.A. - Buckhannon will be merged with and into Progressive Bank, N.A. and the former Progressive Bank, N.A. - Buckhannon will operate as a branch bank of Progressive Bank, N.A. The merger of the two subsidiary banks, which is subject to approval by regulatory authorities and the shareholder of Progressive Bank, N.A. - Buckhannon is expected to be completed during the second quarter of 2003.

Item 6

Exhibits and Reports on Form 8-K

(a)

Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

(b)

Exhibits

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

Dated: May 12, 2003

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

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

6

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ CHARLES K. GRAHAM

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

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ FRANCIE P. REPPY

Francie P. Reppy Senior Vice President and Chief Financial Officer (Chief Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.2	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Beverly A. Barker. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, NA”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, NA, formerly known as “First West Virginia Bank, NA”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, NA - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, NA and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, NA and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. §1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. Filed herewith and incorporated herein by reference.