Form 10-Q
period 2003-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2003-08-08
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File No. 1-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-6051901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock as of August 8, 2003:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

First West Virginia Bancorp Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$6,533,625	$6,030,503
Due from banks—interest bearing	208,800	66,993

Total cash and cash equivalents	6,742,425	6,097,496
Federal funds sold	7,062,000	6,403,000
Investment securities

Available for sale (at fair value)	109,676,157	100,377,179
Held to maturity—fair value of $5,503,533 at June 30, 2003 and $7,969,329 at December 31, 2002	5,211,625	7,687,930
Loans	138,395,385	136,771,760
Less allowance for possible loan losses	(2,111,965)	(2,026,905)

Net loans	136,283,420	134,744,855
Premises and equipment, net	4,002,096	4,242,272
Accrued income receivable	1,307,601	1,284,939
Intangible assets	414,172	458,548
Goodwill	1,644,119	1,644,119
Other assets	1,914,030	1,413,846

Total assets	$274,257,645	$264,354,184

LIABILITIES

Noninterest bearing deposits:

Demand	$24,075,318	$21,491,703
Interest bearing deposits:

Demand	33,506,246	34,406,861
Savings	88,610,123	78,270,985
Time	93,863,797	97,206,033

Total deposits	240,055,484	231,375,582

Federal funds purchased and repurchase agreements	9,572,921	9,037,802
Accrued interest payable	415,977	493,269
Other liabilities	949,717	987,898

Total liabilities	250,994,099	241,894,551

STOCKHOLDERS’ EQUITY

Common Stock—2,000,000 shares authorized at $5 par value 1,538,443 shares issued at June 30, 2003 and December 31, 2002	7,692,215	7,692,215
Surplus	4,982,606	4,982,606
Retained Earnings	9,322,881	8,566,520
Accumulated other comprehensive income	1,265,844	1,218,292

Total stockholders’ equity	23,263,546	22,459,633

Total liabilities and stockholders’ equity	$274,257,645	$264,354,184

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans and lease financing:

Taxable	$2,199,262	$2,404,739	$4,426,443	$4,666,971
Tax-exempt	150,670	127,030	292,596	246,352
Investment securities:
Taxable	775,666	901,946	1,597,974	1,723,952
Tax-exempt	172,083	154,253	345,467	314,413
Dividends	5,133	5,615	9,400	13,185
Other interest income	6,051	38,350	9,478	78,046
Interest on federal funds sold	22,306	27,788	46,120	59,125

Total interest income	3,331,171	3,659,721	6,727,478	7,102,044
INTEREST EXPENSE
Deposits	1,132,513	1,268,883	2,302,876	2,517,719
Other borrowings	37,715	31,605	71,887	56,243

Total interest expense	1,170,228	1,300,488	2,374,763	2,573,962

Net interest income	2,160,943	2,359,233	4,352,715	4,528,082
PROVISION FOR POSSIBLE LOAN LOSSES	75,000	150,000	165,000	300,000

Net interest income after provision for possible loan losses	2,085,943	2,209,233	4,187,715	4,228,082
NONINTEREST INCOME
Service charges and other fees	182,776	170,156	349,104	308,251
Securities gains (losses), net	105,200	(4,974)	105,200	12,503
Other operating income	81,956	70,974	180,746	161,938

Total noninterest income	369,932	236,156	635,050	482,692
NONINTEREST EXPENSE
Salary and employee benefits	798,380	792,129	1,594,124	1,490,108
Net occupancy expense of premises	234,278	261,426	484,113	482,563
Other operating expenses	498,924	448,080	1,002,761	949,262

Total noninterest expense	1,531,582	1,501,635	3,080,998	2,921,933

Income before income taxes	924,293	943,754	1,741,767	1,788,841

INCOME TAXES	233,564	270,691	431,567	504,814

Net income	$690,729	$673,063	$1,310,200	$1,284,027

WEIGHTED AVERAGE SHARES OUTSTANDING	1,538,443	1,538,443	1,538,443	1,538,443

EARNINGS PER COMMON SHARE	$0.45	$0.44	$0.85	$0.84

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income		Total
	Shares	Amount
Balance, December 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$1,218,292	$		$22,459,633

Comprehensive income

Net income for the six months ended June 30, 2003	—	—	—	1,310,200	—		1,310,200	1,310,200

Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	47,552		47,552	47,552

Comprehensive income							$1,357,752

Cash dividend ($.36 per share)	—	—	—	(553,839)	—			(553,839)

Balance, June 30, 2003	1,538,443	$7,692,215	$4,982,606	$9,322,881	$1,265,844			$23,263,546

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income		Total
	Shares	Amount
Balance, December 31, 2001	1,538,443	$7,692,215	$4,982,606	$6,954,229	$619,918	$		$20,248,968

Comprehensive income

Net income for the six months ended June 30, 2002	—	—	—	1,284,027	—		1,284,027	1,284,027

Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	264,718		264,718	264,718

Comprehensive income							$1,548,745

Cash dividend ($.34 per share)	—	—	—	(523,071)	—			(523,071)

Balance, June 30, 2002	1,538,443	$7,692,215	$4,982,606	$7,715,185	$884,636			$21,274,642

	For the six months ended June 30,
	2003	2002
Disclosure of reclassification amount, net of tax:

Unrealized holding gains arising during the period	$113,165	$272,555
Less: reclassification adjustment for gains included in net income	65,613	7,837

Net unrealized gains on securities	$47,552	$264,718

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net Income	$1,310,200	$1,284,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165,000	300,000
Depreciation and amortization	217,625	207,187
Amortization (accretion) of investment securities, net	454,112	(3,605)
Investment security gains	(105,200)	(12,503)
Gain on sales of premises and equipment, net	(436)	—
Increase in interest receivable	(22,662)	(41,236)
Decrease in interest payable	(77,292)	(161)
Other, net	(576,718)	(257,160)

Net cash provided by operating activities	1,364,629	1,476,549

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(659,000)	2,218,000
Net increase in loans, net of charge-offs	(1,710,732)	(4,820,885)
Proceeds from sales of securities available for sale	3,032,086	3,756,465
Proceeds from maturities of securities available for sale	58,948,000	124,322,000
Proceeds from maturities of securities held to maturity	2,485,000	415,000
Principal collected on mortgage-backed securities	20,386,890	6,916,799
Purchases of securities available for sale	(91,937,654)	(144,891,703)
Recoveries on loans previously charged-off	7,167	19,044
Cash acquired in purchase of branch office	—	9,063,065
Purchases of premises and equipment	(92,110)	(477,004)
Proceeds from sale of premises and equipment	159,471	—

Net cash used by investing activities	(9,380,882)	(3,479,219)

FINANCING ACTIVITIES
Net increase in deposits	8,679,902	1,573,315
Dividends paid	(553,839)	(523,071)
Increase in short term borrowings	535,119	415,963

Net cash provided by financing activities	8,661,182	1,466,207

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	644,929	(536,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,097,496	15,494,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,742,425	$14,958,253

Supplemental Disclosures:

Cash Paid for Interest	$2,452,055	$2,574,123
Cash Paid for Income Taxes	$354,599	$562,263

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First West Virginia Bancorp, Inc. (the “Company”) and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accounting and reporting policies followed are consistent with those used in preparation of the corporation’s 2002 Annual Report. In the opinion of management, adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations were made. The notes to the financial statements contained in the Annual Report for December 31, 2002, should be read in conjunction with these financial statements.

Income Taxes

The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Initial application of this statement is as of the beginning of an entity’s fiscal year. The adoption of SFAS No. 143 did not have a material impact on the Company.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. This statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan. The effective date of this statement is for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company.

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets. The effective date of this Statement is generally for activities on or after October 1, 2002.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Accounting Policies (Continued)

As a result of adopting FASB No. 147, the Company reclassified approximately $1.6 million of previously unidentifiable intangible assets to goodwill and ceased the regularly scheduled amortization expense of those intangible assets. The transition provisions of this pronouncement required the Company to adjust all interim and annual financial statements issued after January 1, 2002, the date of initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” As such, the following table illustrates the effect of the adoption of SFAS No. 147 on net income for the three and six months ended June 30, 2002 presented in the preceding interim financial statement:

	June 30, 2002
	Three Months Ended	Six Months Ended
Net income:

Reported net income	$636,357	$1,247,321
Add back goodwill amortization (net of tax)	36,706	36,706

Adjusted net income	$673,063	$1,284,027

Earnings per common share:

Reported earnings per share	$0.41	$0.81
Add back goodwill amortization (net of tax)	0.03	0.03

Adjusted earnings per share	$0.44	$0.84

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Accounting Policies (Continued)

under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption did not have a material impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which addresses whether certain types of entities, referred to as variable interest entities (“VIE”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company adopted the Interpretation for relationships with VIE’s that begin on or after February 1, 2003. The implementation of the consolidation guidance did not have a material effect on the Company.

On April 30, 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The statement is generally effective for contracts entered into or modified after June 30, 2003. Management does not believe the adoption of SFAS No. 149 will have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement improves the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities. This statement affects accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type, are instruments whose obligations can be settled with shares, the monetary value is fixed , tied solely or predominately to a variable such as a market index, or varies inversely with the value of the isuuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of SFAS No. 150 will have a material impact on the Company.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Accounting Policies (Continued)

Forward-Looking Information

Certain information contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. These statements are subject to important factors that could cause action results to differ materially from those contemplated by such statements, including without limitation, the effect of changing economic conditions, changes in interest rates, changes in lending activities, changes in state and federal regulations, and other external factors which may materially impact the Company’s operational and financial performance.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiary for the three months and six months ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2002.

Results of Operations

The Holding Company reported net income of $1,310,200 or $.85 per share for the six months ended June 30, 2003 compared to $1,284,027 or $.84 per share for the same period during 2002. The increase of $26,173 or 2.0% in earnings was primarily due to the increase in noninterest income and the decrease in the provision for loan losses, offset in part by increased operating expenses and the decrease in net interest income for the six months ended June 30, 2003 as compared to the same period in 2002. The Holding Company’s return on average assets (ROA) was .98% for the first six months of 2003 as compared to 1.07% for the same period in 2002. The annualized return on average equity (ROE) was 12.28% for the first six months of 2003 as compared to 13.00% for the same period in 2002.

For the second quarter of 2003, net income was $690,729 or $.45 per share as compared to $673,063 or $.44 per share for the same period in 2002. The increase in earnings of $17,666 or 2.6% was primarily due to the increase in noninterest income and the decrease in the provision for loan losses, offset in part by the increase in noninterest expense and the decrease in net interest income. The ROA was 1.01% for the three months ended June 30, 2003 as compared to 1.07% for the same period of the prior year. For the three months ended June 30, 2003 compared to June 30, 2002, the ROE was 12.78% and 13.44%, respectively.

Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and six months ended June 30, 2003 and 2002.

For the six months ended June 30, 2003, net interest income was $4,352,715, a decrease of $175,367 or 3.9%, from the same period in 2002. The decrease in net interest income was primarily due to the decrease in the interest earned on loans and investment securities, offset in part by a decline in interest rates paid on deposit liabilities.

Interest income decreased $374,566 or 5.3% for the first six months of 2003 compared to the same period of the prior year. Interest and fees on loans decreased $194,284 or 4.0% for the six month period ended June 30, 2003 as compared to the same period in 2002. The taxable equivalent yield on loans declined .56%, from 7.86% at December 31, 2002 to 7.30% at June 30, 2003. The decline in the taxable equivalent yield was largely due to the decrease in the interest rates earned on loans offset in part by an increase in the average loan volume. Interest income on investment securities decreased $94,924 or 4.7% during the six months ended June 30, 2003 over 2002. The taxable equivalent average yield on investment securities decreased .88%, from 4.79% at December 31, 2002 to 3.91% at June 30, 2003. The decline in the taxable equivalent yield was primarily attributable to the decrease in the interest rates paid on investment securities, offset in part by an increase in the average volume of investment securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table One

SELECTED FINANCIAL DATA

(Unaudited, figures in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2003	2002	2003	2002	2002
SUMMARY OF OPERATIONS
Total interest income	$3,331	$3,659	$6,728	$7,102	$14,309
Total interest expense	1,170	1,300	2,375	2,574	5,101
Net interest income	2,161	2,359	4,353	4,528	9,208
Provision for loan losses	75	150	165	300	540
Total other income	370	236	635	483	1,033
Total other expenses	1,532	1,501	3,081	2,922	6,062
Income before income taxes	924	944	1,742	1,789	3,639
Net income	691	673	1,310	1,284	2,674

PER SHARE DATA
Net income	$0.45	$0.44	$0.85	$0.84	$1.74
Cash dividends declared	0.18	0.17	0.36	0.34	0.69
Book value per share	15.12	13.83	15.12	13.83	14.60

AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$135,871	$131,062	$135,767	$127,482	$131,383
Investment securities	115,622	91,742	112,261	86,049	93,962
Deposits—Interest Bearing	217,596	200,168	215,103	192,186	200,170
Stockholders’ equity	21,691	20,092	21,520	19,911	20,302
Total Assets	273,845	251,694	270,265	242,331	252,543

SELECTED RATIOS
Return on average assets	1.01%	1.07%	.98%	1.07%	1.06%
Return on average equity	12.78%	13.44%	12.28%	13.00%	13.17%
Average equity to average assets	7.92%	7.98%	7.96%	8.22%	8.04%
Dividend payout ratio	40.00%	38.64%	42.35%	40.48%	39.66%
Loan to Deposit ratio	57.65%	59.16%	57.65%	59.16%	59.11%

	June 30,		December 31,
BALANCE SHEET	2003	2002	2002
Investments	$114,888	$92,122	$108,065
Loans	138,395	130,743	136,772
Other assets	20,975	27,816	19,517

Total Assets	$274,258	$250,681	$264,354

Deposits	$240,055	$220,998	$231,376
Federal funds purchased and repurchase agreements	9,573	6,954	9,038
Other liabilities	1,366	1,454	1,480
Stockholders’ equity	23,264	21,275	22,460

Total Liabilities and Stockholders’ Equity	$274,258	$250,681	$264,354

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income—Continued

During the six months ended June 30, 2003, interest expense decreased $199,199 or 7.7% as compared to the same period in 2002. The average yield paid on interest bearing liabilities decreased .32%, from 2.45% at December 31, 2002 to 2.13% at June 30, 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by the increase in the average volume of interest bearing liabilities primarily contributed to the decline in interest expense during the first six months of 2003.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.74% for the six month period ended June 30, 2003 as compared to 4.15% at December 31, 2002.

For the three months ended June 30, 2003, net interest income was $2,160,943, a decrease of $198,290 or 8.4%, from the same period in 2002. The decrease in net interest income was primarily due to the decrease in the interest earned on loans and investment securities, offset in part by a decline in interest rates paid on deposit liabilities.

Interest income decreased $328,550 or 9.0% during the second quarter of 2003 as compared to the same period of the prior year. Interest and fees on loans decreased $181,837 or 7.2% for the three months ended June 30, 2003 as compared to the same period in 2002. The taxable equivalent yield on loans declined .63%, from 7.86% at December 31, 2002 to 7.23% at June 30, 2003. The decline in the taxable equivalent yield was largely due to the decrease in the interest rates earned on loans offset in part by an increase in the average loan volume. Interest income on investment securities decreased $108,450 or 10.3% during the three months ended June 30, 2003 over 2002. The taxable equivalent average yield on investment securities decreased 1.11%, from 4.79% at December 31, 2002 to 3.68% at June 30, 2003. The decline in the taxable equivalent yield was primarily attributable to the decrease in the interest rates paid on investment securities, offset in part by an increase in the average volume of investment securities.

During the three months ended June 30, 2003, interest expense decreased $130,260 or 10.0% as compared to the same period in 2002. The average yield paid on interest bearing liabilities decreased .39%, from 2.45% at December 31, 2002 to 2.06% at June 30, 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by the increase in the average volume of interest bearing liabilities primarily contributed to the decline in interest expense during the second quarter of 2003.

The taxable equivalent net interest yields on average earning assets was 3.64% for the three month period ended June 30, 2003 as compared to 4.15% at December 31, 2002.

Noninterest Income

Noninterest income increased $152,358 or 31.6% for the six months ended June 30, 2003 as compared to the same period of the prior year. The increase in noninterest income was primarily due to gains on sales of investment securities available for sale and the increase in service charge income for the first six months of 2003.

Sales of investment securities for the six months ended June 30, 2003 were primarily the result of sales by the Holding Company and its subsidiary bank. The Holding Company accounted for securities gains of $1,712 and securities losses of $13,849 during the period ended June 30, 2003 and securities gains of $1,344 and securities losses of $1,107 during the period ended June 30, 2002 and those sales were attributable to sales of marketable equity securities. The subsidiary bank accounted for securities gains of $118,944 and securities losses of $1,607 during the period ended June 30, 2003 and securities gains of $28,341 and securities losses of $16,075 during the period ended June 30, 2002 and those sales were attributable to sales of securities available for sale.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Noninterest Income—Continued

Service charges increased $40,853 during the six months ended June 30, 2003, up 13.3%, from the same period in 2002. Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts.

During the six months ended June 30, 2003, other operating income increased $18,808 or 11.6% compared to the same period in 2002. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. The increase in other operating income primarily resulted from increases in checkbook sales and ATM fees, and were offset in part by a decrease in other credit card income for the first six months of 2003 as compared to the same period in 2002.

For the second quarter of 2003, noninterest income increased $133,776 or 56.7% as compared to the same period of the prior year. The increase in noninterest income was primarily due to gains on sales of investment securities available for sale by the Holding Company’s subsidiary bank for the second quarter of 2003 as compared to the prior year.

For the second quarter of 2003, sales of investment securities were primarily the result of sales by the Holding Company and its subsidiary bank. The Holding Company accounted for securities gains of $1,712 and securities losses of $13,849 during the second quarter of 2003 and securities losses of $11 during the second quarter of 2002 and those sales were attributable to sales of marketable equity securities. The subsidiary bank accounted for securities gains of $118,944 and securities losses of $1,607 during the second quarter of 2003 and securities gains of $10,624 and securities losses of $15,587 during the second quarter of 2002 and those sales were attributable to sales of securities available for sale.

Service charges increased $12,620 during the second quarter of 2003, up 7.4%, from the same period in 2002. These charges are earned from assessments made on checking and savings accounts.

During the second quarter of 2003, other operating income increased $10,982 or 15.5% compared to the same period in 2002. The increase in other operating income primarily resulted from increases in checkbook sales and ATM fees for the second quarter of 2003 as compared to the same period in 2002.

For the six months ended June 30, 2003, noninterest expense increased $159,065 or 5.4% as compared to the same period of the prior year. Salary and employee benefits increased $104,016 or 7.0% for the six months ended June 30, 2003 as compared to the same period in the prior year. The increase was primarily attributable to the hiring of additional loan personnel combined with normal annual merit adjustments. A loan administration department was established at the subsidiary bank in order to centralize operations which required the hiring of additional personnel in the lending area. Other operating expenses increased $53,499 or 5.6%, for the six month period ended June 30, 2003 as compared to the same period in the prior year. Increased service expense, regulatory assessment and deposit insurance, other taxes and other operating expenses, offset in part by decreased directors’ fees, postage and transportation expense, advertising expense, and stationery and supplies expense primarily contributed to the increase in other operating expenses for the six months ended June 30, 2003 as compared to the same period in the prior year.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Expense

For the three months ended June 30, 2003 as compared to the same period of the prior year, noninterest expense increased $29,947 or 2.0% and was primarily due to the increase in other operating expenses and salary and employee benefits, offset in part by the decrease in occupancy expenses. Other operating expenses increased $50,844, or 11.4%, for the three month period ended June 30, 2003 as compared to the same period in the prior year. Increases in directors’ fees, other taxes, service expense, postage and transportation expense, regulatory assessment and deposit insurance, stationery and supplies expense and other operating expenses, offset in part by the decrease in advertising expense primarily contributed to the increase in other operating expenses during the three month period ended June 30, 2003. During the quarter ended June 30, 2003, salary and employee benefits increased $6,251 or .8%. The increase was primarily due to normal annual merit adjustments in salaries. Occupancy expenses decreased $27,148 or 10.4% during the second quarter of 2003 compared to the same period in 2002.

Income Taxes

For the six months ended June 30, 2003, income tax expense was $431,567, a decrease of 14.5% compared to the same period in 2002. Income tax expense decreased primarily due to an increase in tax exempt income of $77,298 combined with the decrease in pre-taxable income of $47,074 during the first six months of 2003 over the same period in 2002. Components of the income tax expense for June 30, 2003 were $346,727 for federal taxes and $84,840 for West Virginia corporate net income taxes.

Income tax expense for the three months ended June 30, 2003 was $233,564, a decrease of 13.7% over the same period in 2002. Income tax expense decreased primarily due to an increase in tax exempt income of $41,470 combined with the decrease in pre-taxable income of $19,461 during the second quarter of 2003 as compared to the same period in 2002.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $322,753 and $281,283 for the three month periods ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, tax exempt income was $638,063 and $560,765, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, for the three and six months ended June 30, 2003 and 2002 and for the year ended December 31, 2002.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Two

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2003 and June 30, 2002 and the year ended December 31, 2002. Average balance sheet information as of June 30, 2003 and June 30, 2002 and the year ended December 31, 2002 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized costs. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the six month periods ended June 30, 2003 and 2002.

	For the six months ended June 30, 2003			December 31, 2002			For the six months ended June 30, 2002
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$40,065	$639	3.22%	$32,533	$1,260	3.87%	$30,473	$627	4.15%
Mortgage-backed securities	45,714	747	3.30%	37,352	1,718	4.60%	31,608	847	5.40%
Obligations of states and political subdivisions	19,584	373	3.84%	16,676	699	4.19%	16,076	347	4.35%
Other securities	6,898	184	5.38%	7,401	405	5.47%	7,892	217	5.54%

Total Investment securities:	112,261	1,943	3.49%	93,962	4,082	4.34%	86,049	2,038	4.78%
Interest bearing deposits	696	4	1.16%	7,070	113	1.60%	9,066	73	1.62%
Federal funds sold	8,186	46	1.13%	7,227	112	1.55%	7,432	59	1.60%
Loans, net of unearned income	135,767	4,719	7.01%	131,383	9,969	7.59%	127,482	4,913	7.77%
Other earning assets	838	15	3.61%	723	33	4.56%	709	19	5.40%

Total earning assets	257,748	6,727	5.26%	240,365	14,309	5.95%	230,738	7,102	6.21%
Cash and due from banks	5,396			5,554			5,285
Bank premises and equipment	4,076			4,242			4,203
Other assets	5,135			4,245			3,862
Allowance for possible loan losses	(2,090)			(1,863)			(1,757)

Total Assets	$270,265			$252,543			$242,331

LIABILITIES
Certificates of deposit	$95,849	$1,734	3.65%	$95,247	$3,856	4.05%	$91,179	$1,968	4.35%
Savings deposits	84,431	501	1.20%	71,989	907	1.26%	69,834	448	1.29%
Interest bearing demand deposits	34,823	68	0.39%	32,934	205.62%		31,173	102	0.66%
Federal funds purchased and Repurchase agreements	9,369	72	1.55%	8,340	133	1.59%	7,647	56	1.48%

Total interest bearing liabilities	224,472	2,375	2.13%	208,510	5,101	2.45%	199,833	2,574	2.60%
Demand deposits	22,718			22,136			21,055
Other liabilities	1,555			1,595			1,532

Total Liabilities	248,745			232,241			222,420
STOCKHOLDERS’ EQUITY	21,520			20,302			19,911

Total Liabilities and Stockholders’ Equity	$270,265			$252,543			$242,331

Net yield on earning assets		$4,352	3.40%		$9,208	3.83%		$4,528	3.96%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2003 and 2002, and the year ended December 31, 2002, respectively. The effect of this adjustment is presented below (in thousands).

Investment securities	$112,261	$2,174	3.91%	$93,962	$4,503	4.79%	$86,049	$2,248	5.27%
Loans	135,767	4,914	7.30%	131,383	10,327	7.86%	127,482	5,078	8.03%

Total earning assets	$257,748	$7,153	5.60%	$240,365	$15,088	6.28%	$230,738	$7,477	6.53%

Taxable equivalent net yield on earning assets		$4,778	3.74%		$9,987	4.15%		$4,903	4.29%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Three

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2003 and June 30, 2002. Average balance sheet information as of June 30, 2003 and June 30, 2002 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2003 and 2002.

	For the Three Months ended June 30, 2003			For the Three Months ended June 30, 2002
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$41,549	$318	3.07%	$31,493	$311	3.96%
Mortgage backed securities	47,576	353	2.98%	36,815	471	5.13%
Obligations of states and political subdivisions	19,687	186	3.79%	15,886	170	4.29%
Other securities	6,810	91	5.36%	7,548	104	5.53%

Total Investment Securities	115,622	948	3.29%	91,742	1,056	4.62%
Interest bearing deposits	1,177	3	1.02%	9,007	36	1.60%
Federal funds sold	7,719	22	1.14%	6,667	28	1.68%
Loans, net of unearned income	135,871	2,350	6.94%	131,062	2,532	7.75%
Other earning assets	852	8	3.77%	716	8	4.48%

Total earning assets	261,241	3,331	5.11%	239,194	3,660	6.14%
Cash and due from banks	5,495			5,475
Bank premises and equipment	4,032			4,307
Other earning assets	5,190			4,534
Allowance for possible loan losses	(2,113)			(1,816)

Total Assets	$273,845			$251,694

LIABILITIES
Certificates of deposit	$95,139	$846	3.57%	$97,011	$981	4.06%
Savings deposits	87,029	255	1.18%	71,365	234	1.32%
Interest bearing demand deposits	35,428	32	0.36%	31,792	53.67%
Federal funds purchased and Repurchase agreements	9,953	38	1.53%	7,961	32	1.61%

Total interest bearing liabilities	227,549	1,171	2.06%	208,129	1,300	2.51%
Demand deposits	23,062			21,933
Other liabilities	1,543			1,540

Total Liabilities	252,154			231,602
SHAREHOLDERS’ EQUITY	21,691			20,092

Total Liabilities And Shareholders’ Equity	$273,845			$251,694

Net yield on earning assets		$2,160	3.32%		$2,360	3.96%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2003 and 2002, respectively. The effect of this adjustment is presented below (in thousands).

Investment securities	$115,622	$1,062	3.68%	$91,742	$1,159	5.07%
Loans	135,871	2,450	7.23%	131,062	2,616	8.01%

Total earning assets	$261,241	$3,545	5.44%	$239,194	$3,847	6.45%

Taxable equivalent net yield on earning assets		$2,374	3.64%		$2,547	4.27%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Balance Sheet Analysis

Investments

Investment securities increased $6,822,673 or 6.3% from $108,065,109 at December 31, 2002, to $114,887,782 at June 30, 2003. Taxable securities comprised 82.5% of total securities at June 30, 2003, as compared to 83.4% at December 31, 2002. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

Available for sale securities, at market value increased $9,298,978 or 9.3% from December 31, 2002, and represented 95% of the investment portfolio at June 30, 2003. The increase was primarily due to purchases of mortgage-backed securities and municipal securities. The held to maturity securities decreased $2,476,305 or 32.2% from December 31, 2002 and represented 5% of the investment portfolio as of June 30, 2003. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $2,029,571 at June 30, 2003 and increased by $1,943,664 at December 31, 2002. The market value of securities classified as held to maturity was above book value by $291,908 and $281,399 at June 30, 2003 and December 31, 2002, respectively.

Table Four

Investment Portfolio

The following table presents the book values of investment securities: (in thousands):

	(Unaudited) June 30, 2003	December 31, 2002
Securities held to maturity:
Obligations of states and political subdivisions	$5,212	$7,688

Total held to maturity	$5,212	$7,688

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$37,245	$38,453
Obligations of states and political subdivisions	16,015	11,629
Corporate debt securities	6,554	6,775
Mortgage-backed securities	49,321	43,064
Equity Securities	541	456

Total available for sale	$109,676	$100,377

Total	$114,888	$108,065

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Four

Investment Portfolio ( Continued)

(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at June 30, 2003 and December 31, 2002 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) June 30, 2003				December 31, 2002
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies

Within One Year	$—	—%	$11,521	3.19%	$—	—%	$10,220	3.36%
After One But Within Five Years	—	—	20,697	2.68	—	—	22,318	3.58
After Five But Within Ten Years	—	—	4,603	3.12	—	—	5,482	3.09
After Ten Years	—	—	424	1.87	—	—	433	2.37

	—	—	37,245	2.88	—	—	38,453	3.44

States & Political Subdivisions

Within One Year	200	5.21	2,712	3.09	265	5.55	3,154	3.76
After One But Within Five Years	2,950	5.97	5,822	4.52	4,063	6.12	4,221	4.56
After Five But Within Ten Years	2,062	6.57	3,342	4.72	2,874	6.66	2,749	5.30
After Ten Years	—	—	4,139	3.73	486	4.52	1,505	4.57

	5,212	6.18	16,015	4.12	7,688	6.20	11,629	4.52

Corporate Debt Securities

Within One Year	—	—	1,510	3.43	—	—	519	4.56
After One But Within Five Years	—	—	4,136	5.30	—	—	4,512	5.35
After Five But Within Ten Years	—	—	908	5.63	—	—	1,744	6.01

	—	—	6,554	4.91	—	—	6,775	5.46

Mortgage-Backed Securities	—	—	49,321	3.72	—	—	43,064	4.46

Equity Securities	—	—	541	2.16	—	—	456	2.39

Total	$5,212	6.18%	$109,676	3.56%	$7,688	6.20%	$100,377	4.13%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Loans

Loans net of unearned income increased $1,623,625 or 1.2% from December 31, 2002. The additional growth in the loan portfolio during the first six months of 2003 was primarily due to increases in other loans and residential real estate loans, offset in part by the decrease in commercial and installment loans. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-eight percent (38%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise forty-one percent (41%) of the loan portfolio. Installment loans comprise twelve percent (12%) of the loan portfolio. Other loans include nonrated industrial development obligations, direct financing leases and other loans comprise nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2002 to June 30, 2003 were a 1% increase in residential real estate loans, a 1% increase in other loans, a 1% decrease in installment loans and a 1% decrease in commercial loans.

The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five

Loan Portfolio

Loans outstanding are as follows (in thousands):

	(Unaudited) June 30, 2003	December 31, 2002
Real Estate—Residential
Real estate—construction	$399	$828
Real estate—farmland	352	328
Real estate—residential	51,487	50,243

	$52,238	$51,399

Commercial
Real estate—secured by nonfarm, nonresidential	$40,203	$39,027
Commercial & industrial	16,479	17,993

	$56,682	$57,020

Installment
Installment and other loans to individuals	$17,507	$17,634

Others
Nonrated industrial development obligations	$12,045	$10,783
Other loans	44	50

	$12,089	$10,833

Total	138,516	136,886
Less unearned interest	121	114

	$138,395	$136,772

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Six

Loan Portfolio—Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of June 30, 2003 and December 31, 2002 (in thousands):

	(Unaudited) June 30, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years
Real Estate—construction	$350	$13	$36
Commercial real estate-secured by nonfarm, non-residential property	798	3,527	35,878
Commercial and Industrial	2,182	6,912	7,385
Nonrated industrial development obligations	1,107	3,134	7,804

Total	$4,437	$13,586	$51,103

	December 31, 2002
	In one Year or Less	After one Year Through Five Years	After Five Years
Real Estate—construction	$430	$20	$378
Commercial real estate-secured by nonfarm, non-residential property	826	2,741	35,460
Commercial and Industrial	1,800	8,721	7,472
Nonrated industrial development obligations	998	3,087	6,698

Total	$4,054	$14,569	$50,008

The following table presents an analysis of fixed and variable rate loans as of June 30, 2003 and December 31, 2002 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands):

	(Unaudited) June 30, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,987	$8,141	$12,835
Variable Rates	1,450	5,445	38,268

Total	$4,437	$13,586	$51,103

	December 31, 2002
	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,827	$8,714	$12,208
Variable Rates	1,227	5,855	37,800

Total	$4,054	$14,569	$50,008

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Total non-performing loans were $1,403,000 at June 30, 2003 and $1,682,000 at December 31, 2002. Loans classified as non-accrual were $1,298,000 or .9% of total loans as of June 30, 2003, as compared to $1,567,000 or 1.1% of total loans at December 31, 2002. There were no loans classified as renegotiated as of June 30, 2003 and December 31, 2002. The loans past due 90 days or more increased $19,000 to $95,000 at June 30, 2003. Other real estate owned was $10,000 at June 30, 2003 as compared to $39,000 at December 31, 2002. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven

Risk Elements

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

	(Unaudited) June 30, 2003	December 31, 2002
Past Due 90 Days or More:
Real Estate—residential	$85	$61
Commercial	—	—
Installment	10	15

	$95	$76

Non-accrual:
Real Estate—residential	$—	$115
Commercial	1,296	1,443
Installment	2	9

	$1,298	$1,567

Other Real Estate	$10	$39

Total non-performing assets	$1,403	$1,682

Total non-performing assets to total loans and other real estate	1.01%	1.23%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $45,800 and $97,400 for the periods ended June 30, 2003 and December 31, 2002, respectively.

As of June 30, 2003, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Allowance for Possible Loan Losses

The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $165,000 during the six months ended June 30, 2003, as compared to $300,000 during the same period of the prior year. The allowance for possible loan losses represented 1.5% of total loans outstanding at June 30, 2003 and December 31, 2002, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management’s evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight

Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

	Summary of Loan Loss Experience
	(Unaudited) June 30,		December 31, 2002
	2003	2002
Balance at Beginning of period
Allowance for Possible Loan Losses	$2,027	$1,646	$1,646
Loans Charged Off:
Real Estate—residential	13	2	2
Commercial	40	55	134
Installment	34	43	63

	87	100	199
Recoveries:
Real Estate—residential	3	—	—
Commercial	—	11	29
Installment	4	8	11

	7	19	40

Net Charge-offs	80	81	159

Additions Charged to Operations	165	300	540

Balance at end of period:	$2,112	$1,865	$2,027

Average Loans Outstanding	$135,767	$127,482	$131,383

Ratio of net charge-offs to Average loans outstanding for the period	.06%	.06%	.12%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.53%	1.43%	1.48%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Allowance for Possible Loan Losses—continued

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

Table Nine

Loan Portfolio—Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses for the six month period ended June 30, 2003, and the year ended December 31, 2002 (expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	June 30, 2003		December 31, 2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate—residential	$311	37.8%	$276	37.5%
Commercial	1,226	40.9	1,161	41.7
Installment	554	12.6	569	12.9
Others	21	8.7	21	7.9

Total	$2,112	100.0%	$2,027	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Deposits

Total deposits were $240,055,484 at June 30, 2003 as compared to $231,375,582 at December 31, 2002, an increase of 3.8%. The deposit growth during the first six months of 2003 was primarily in savings deposits. The subsidiary banks’ have offered a savings deposit product with a competitive interest rate which has resulted in the increase in savings deposits. At June 30, 2003, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. The change in the deposit mix from December 31, 2002 to June 30, 2003 was 1% increase in noninterest bearing deposits and 1% decrease in interest bearing deposits.

Table Ten

Deposits

The following table presents a maturity distribution of time certificates of deposit of $100,000 or more (in thousands):

	(Unaudited) June 30, 2003	December 31, 2002
Due in three months or less	$2,363	$2,567
Due after three months through six months	847	4,163
Due after six months through twelve months	10,153	2,092
Due after one year through five years	11,477	16,439

Total	$24,840	$25,261

Repurchase agreements

Repurchase agreements are short-term borrowings. Repurchase agreements were $9,572,921 at June 30, 2003, an increase of $535,119, as compared to December 31, 2002. The increase of repurchase agreements was primarily due to an increase in the number of commercial customers and in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased 3.4% during the first six months of 2003 entirely from current earnings after quarterly dividends, and increased .2% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 8.5% of total assets at June 30, 2003 and December 31, 2002. The Holding Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Capital Resources—Continued

The following chart shows the regulatory capital levels for the company at June 30, 2003 and December 31, 2002:

Ratio	Minimum	June 30, 2003	December 31, 2002
Leverage Ratio	3%	7.2%	7.1%
Risk Based Capital
Tier 1 (core)	4%	12.0%	12.0%
Tier 2 (total)	8%	13.3%	13.2%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $109,676,157 classified as available for sale at June 30, 2003. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary bank had an available line with the FHLB in the aggregate amount of $7 million which expires in December 31, 2003. As of June 30, 2003 there were no borrowings outstanding pursuant to this agreement.

At June 30, 2003 and December 31, 2002, the Holding Company had outstanding loan commitments and standby letters of credit totaling $23,504,000 and $15,750,000, respectively. As of June 30, 2003, management placed a high probability for required funding within one year of approximately $19,299,000. Approximately $3,863,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2003 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 4%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 10%. Under both interest rate scenarios the subsidiary bank was within the established guideline at June 30, 2003.

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

Item 2 Changes in Securities

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a.	The matters discussed in 4c. were submitted to a vote of security holders at the April 8, 2003, Annual Meeting of Shareholders.

b.	Inapplicable

c.	Election of Directors

The following directors were elected to the Board of Directors as Class II, for terms expiring at the annual meeting in 2006:

Sylvan J. Dlesk, James C. Inman, Jr., and Thomas A. Noice.

The results of the election were as follows:

	SHARES VOTED
NAME	For		Against/ Withheld	Abstentions Broker Non- Votes
Sylvan J. Dlesk	1,339,451	*	5,303	0
James C. Inman, Jr.	1,339,061	*	5,693	0
Thomas A. Noice	1,334,928	*	9,826	0

*	Cumulative Shares Voted

Continuing directors were as follows:

Terms Expiring
Charles K. Graham	2004
Laura G. Inman	2005
Sylvan J. Dlesk	2006
James C. Inman, Jr.	2006
Thomas A. Noice	2006
Nada E. Beneke	2004
R. Clark Morton	2004
William G. Petroplus	2004

d.	Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On May 15, 2003 a report on Form 8-K was filed which contained a press release dated May 13, 2003 that reported the earnings of First West Virginia Bancorp, Inc. for the first quarter ended March 31, 2003.

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
Francie P. Reppy
Senior Vice President and Chief Financial Officer

Dated: August 5, 2003

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.2	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Beverly A. Barker. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A.—Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.