Form 10-Q
period 2003-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2003-11-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of the issuer’s common stock as of November 8, 2003:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

First West Virginia Bancorp Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$6,428,202	$6,030,503
Due from banks - interest bearing	4,153,504	66,993

Total cash and cash equivalents	10,581,706	6,097,496
Federal funds sold	558,000	6,403,000
Investment securities
Available for sale (at fair value)	122,065,572	100,377,179
Held to maturity - fair value of $4,775,678 at September 30, 2003 and $7,969,329 at December 31, 2002	4,541,807	7,687,930
Loans	139,162,376	136,771,760
Less allowance for possible loan losses	(2,125,005)	(2,026,905)

Net loans	137,037,371	134,744,855
Premises and equipment, net	3,948,891	4,242,272
Accrued income receivable	1,548,799	1,284,939
Intangible assets	391,985	458,548
Goodwill	1,644,119	1,644,119
Other assets	2,309,924	1,413,846

Total assets	$284,628,174	$264,354,184

LIABILITIES
Noninterest bearing deposits:
Demand	$23,685,116	$21,491,703
Interest bearing deposits:
Demand	38,159,795	34,406,861
Savings	87,022,333	78,270,985
Time	92,285,002	97,206,033

Total deposits	241,152,246	231,375,582

Repurchase agreements	17,699,018	9,037,802
Other borrowings	1,320,000	—
Accrued interest payable	404,468	493,269
Other liabilities	1,044,553	987,898

Total liabilities	261,620,285	241,894,551

STOCKHOLDERS’ EQUITY
Common Stock - 2,000,000 shares authorized at $5 par value 1,538,443 shares issued at September 30, 2003 and December 31, 2002	7,692,215	7,692,215
Surplus	4,982,606	4,982,606
Retained Earnings	9,654,884	8,566,520
Accumulated other comprehensive income	678,184	1,218,292

Total stockholders’ equity	23,007,889	22,459,633

Total liabilities and stockholders’ equity	$284,628,174	$264,354,184

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans and lease financing:
Taxable	$2,228,765	$2,367,190	$6,655,208	$7,034,161
Tax-exempt	148,685	146,578	441,281	392,930
Investment securities:
Taxable	726,989	894,422	2,324,963	2,618,373
Tax-exempt	180,464	154,687	525,931	469,100
Dividends	3,696	4,276	13,096	17,461
Other interest income	6,494	36,578	15,972	114,625
Interest on federal funds sold	17,280	29,993	63,400	89,118

Total interest income	3,312,373	3,633,724	10,039,851	10,735,768
INTEREST EXPENSE
Deposits	1,070,245	1,262,727	3,373,121	3,780,446
Repurchase agreements	55,009	35,888	126,896	92,131
Other borrowings	1,364	—	1,364	—

Total interest expense	1,126,618	1,298,615	3,501,381	3,872,577

Net interest income	2,185,755	2,335,109	6,538,470	6,863,191
PROVISION FOR POSSIBLE LOAN LOSSES	45,000	150,000	210,000	450,000

Net interest income after provision for possible loan losses	2,140,755	2,185,109	6,328,470	6,413,191
NONINTEREST INCOME
Service charges and other fees	198,908	181,521	548,012	489,772
Securities gains, net	8	3	105,208	12,506
Other operating income	112,377	100,890	293,123	262,827

Total noninterest income	311,293	282,414	946,343	765,105
NONINTEREST EXPENSE
Salary and employee benefits	931,154	788,715	2,525,278	2,278,823
Net occupancy expense of premises	233,953	250,135	718,066	732,697
Other operating expenses	494,366	488,318	1,497,127	1,437,579

Total noninterest expense	1,659,473	1,527,168	4,740,471	4,449,099

Income before income taxes	792,575	940,355	2,534,342	2,729,197

INCOME TAXES	183,652	264,648	615,219	769,462

Net income	$608,923	$675,707	$1,919,123	$1,959,735

WEIGHTED AVERAGE SHARES OUTSTANDING	1,538,443	1,538,443	1,538,443	1,538,443

EARNINGS PER COMMON SHARE	$0.40	$0.44	$1.25	$1.28

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income		Total
	Shares	Amount
Balance, December 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$1,218,292	$		$22,459,633
Comprehensive income
Net income for the nine months ended September 30, 2003	—	—	—	1,919,123	—		1,919,123	1,919,123
Other comprehensive income, net of tax
Unrealized loss on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	(540,108)		(540,108)	(540,108)

Comprehensive income							$1,379,015

Cash dividend ($.54 per share)	—	—	—	(830,759)	—			(830,759)

Balance, September 30, 2003	1,538,443	$7,692,215	$4,982,606	$9,654,884	$678,184			$23,007,889

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income		Total
	Shares	Amount
Balance, December 31, 2001	1,538,443	$7,692,215	$4,982,606	$6,954,229	$619,918	$		$20,248,968
Comprehensive income
Net income for the nine months ended September 30, 2002	—	—	—	1,959,735	—		1,959,735	1,959,735
Other comprehensive income, net of tax
Unrealized gains on securities, net of reclassification adjustment (see disclosure)	—	—	—	—	500,985		500,985	500,985

Comprehensive income							$2,460,720

Cash dividend ($.51 per share)	—	—	—	(784,606)	—			(784,606)

Balance, September 30, 2002	1,538,443	$7,692,215	$4,982,606	$8,129,358	$1,120,903			$21,925,082

	For the nine months ended September 30,
	2003	2002
Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses) arising during the period	$(474,490)	$508,824
Less: reclassification adjustment for gains included in net income	65,618	7,839

Net unrealized gains (losses) on securities	$(540,108)	$500,985

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net Income	$1,919,123	$1,959,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210,000	450,000
Depreciation and amortization	325,862	324,129
Amortization of investment securities, net	763,749	136,451
Investment security gains	(105,208)	(12,506)
Gain on sales of premises and equipment, net	(436)	—
Increase in interest receivable	(263,860)	(172,757)
Increase (decrease) in interest payable	(88,801)	25,936
Other, net	(523,221)	(307,947)

Net cash provided by operating activities	2,237,208	2,403,041

INVESTING ACTIVITIES
Net decrease in federal funds sold	5,845,000	2,779,000
Net increase in loans, net of charge-offs	(2,511,013)	(8,346,084)
Proceeds from sales of securities available for sale	4,054,077	3,763,937
Proceeds from maturities of securities available for sale	161,593,800	136,591,000
Proceeds from maturities of securities held to maturity	3,155,000	1,115,000
Principal collected on mortgage-backed securities	29,544,945	12,309,065
Purchases of securities available for sale	(218,404,942)	(177,069,818)
Purchases of securities held to maturity	—	(490,029)
Recoveries on loans previously charged-off	8,496	39,589
Cash acquired in purchase of branch office	—	9,063,065
Purchases of premises and equipment	(124,953)	(559,244)
Proceeds from sale of premises and equipment	159,471	—

Net cash used by investing activities	(16,680,119)	(20,804,519)

FINANCING ACTIVITIES
Net increase in deposits	9,776,664	11,844,669
Dividends paid	(830,759)	(784,606)
Increase in short term borrowings	8,661,216	4,106,419
Increase in long term borrowings	1,320,000	—

Net cash provided by financing activities	18,927,121	15,166,482

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,484,210	(3,234,996)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,097,496	15,494,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,581,706	$12,259,720

Supplemental Disclosures:
Cash Paid for Interest	$3,590,182	$3,846,641
Cash Paid for Income Taxes	$609,599	$878,263

The accompanying notes are an integral part of the financial statements

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First West Virginia Bancorp, Inc. (the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accounting and reporting policies followed are consistent with those used in preparation of the corporation’s 2002 Annual Report. In the opinion of management, adjustments ( all of which are normal and recurring in nature) necessary to present fairly the financial position and the results of operations were made. The notes to the financial statements contained in the Annual Report for December 31, 2002, should be read in conjunction with these financial statements.

Income Taxes

The provision for income taxes is at a rate which management believes will approximate the effective rate for the year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

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

The FASB issued FAS No. 147, “Acquisitions of Certain Financial Institutions.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both FAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” FAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends FAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets. The effective date of this Statement is generally for activities on or after October 1, 2002.

As a result of adopting FAS No. 147, the Company reclassified approximately $1.6 million of previously unidentifiable intangible assets to goodwill and ceased the regularly scheduled amortization expense of those intangible assets. The transition provisions of this pronouncement required the Company to adjust all interim and annual financial statements issued after January 1, 2002, the

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Accounting Policies (Continued)

date of initial adoption of FAS No. 142, “Goodwill and Other Intangible Assets.” As such, the following table illustrates the effect of the adoption of FAS No. 147 on net income for the three and nine months ended September 30, 2002 presented in the preceding interim financial statement:

	September 30, 2002
	Three Months Ended	Nine Months Ended
Net income:

Reported net income	$638,756	$1,886,077
Add back goodwill amortization (net of tax)	36,951	73,658

Adjusted net income	$675,707	$1,959,735

Earnings per common share:

Reported earnings per share	$0.42	$1.23
Add back goodwill amortization (net of tax)	0.02	0.05

Adjusted earnings per share	$0.44	$1.28

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user- friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of FAS No. 148 did not have a material impact on the Company.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Accounting Policies (Continued)

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiary for the three months and nine months ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2002.

Results of Operations

The Holding Company reported net income of $1,919,123 or $1.25 per share for the nine months ended September 30, 2003 compared to $1,959,735 or $1.28 per share for the same period during 2002. The decrease of $40,612 or 2.1% in earnings was primarily due to the decrease in net interest income combined with the increase in operating expenses, offset in part by an increase in noninterest income and the decrease in the provision for loan losses for the nine months ended September 30, 2003 as compared to the same period in 2002. The Holding Company’s return on average assets (ROA) was .93% for the nine month period ended September 30, 2003 and 1.05% for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2003 compared to September 30, 2002, the annualized return on average equity (ROE) was 11.81% and 13.03%, respectively.

For the three month period ended September 30, 2003, net income was $608,923 or $.40 per share as compared to $675,707 or $.44 per share for the same period in 2002. The decrease of $66,784 or 9.9% in earnings was primarily due to the decrease in net interest income combined with the increase in operating expenses, offset in part by an increase in noninterest income and the decrease in the provision for loan losses for the three months ended September 30, 2003 as compared to the same period in 2002. The ROA was .85% for the three months ended September 30, 2003 as compared to 1.03% for the same period of the prior year. For the three months ended September 30, 2003 compared to September 30, 2002, the ROE was 10.93% and 13.07%, respectively.

Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheet and interest rate analysis for the three and nine months ended September 30, 2003 and 2002.

For the nine months ended September 30, 2003, net interest income was $6,538,470, a decrease of $324,721 or 4.7%, from the same period in 2002. The decrease in net interest income was primarily due to the decrease in the interest earned on loans and investment securities, offset in part by a decline in interest rates paid on deposit liabilities.

Interest income decreased $695,917 or 6.5% for the first nine months of 2003 compared to the same period of the prior year. Interest and fees on loans decreased $330,602 or 4.50% for the nine month period ended September 30, 2003 as compared to the same period in 2002. The taxable equivalent yield on loans declined .62%, from 7.86% at December 31, 2002 to 7.24% at September 30, 2003. The decline in the taxable equivalent yield was largely due to the decrease in the interest rates earned on loans offset in part by an increase in the average loan volume. Interest income on investment securities decreased $236,579 or 7.7% during the nine months ended September 30, 2003 over 2002. The taxable equivalent average yield on investment securities decreased 1.10%, from 4.79% at December 31, 2002 to 3.69% at September 30, 2003. The decline in the taxable equivalent yield was primarily attributable to the decrease in the interest rates paid on investment securities, offset in part by an increase in the average volume of investment securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table One

SELECTED FINANCIAL DATA

(Unaudited, figures in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2003	2002	2003	2002	2002
SUMMARY OF OPERATIONS
Total interest income	$3,312	$3,634	$10,040	$10,736	$14,309
Total interest expense	1,126	1,299	3,501	3,873	5,101
Net interest income	2,186	2,335	6,539	6,863	9,208
Provision for loan losses	45	150	210	450	540
Total other income	311	282	946	765	1,033
Total other expenses	1,659	1,527	4,741	4,449	6,062
Income before income taxes	793	940	2,534	2,729	3,639
Net income	609	676	1,919	1,960	2,674

PER SHARE DATA
Net income	$0.40	$0.44	$1.25	$1.28	$1.74
Cash dividends declared	0.18	0.17	0.54	0.51	0.69
Book value per share	14.96	14.25	14.96	14.25	14.60

AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$138,128	$133,326	$136,562	$129,451	$131,383
Investment securities	123,091	97,867	115,911	90,031	93,962
Deposits - Interest Bearing	219,959	206,180	216,740	196,902	200,170
Stockholders’ equity	22,112	20,523	21,720	20,117	20,302
Total Assets	284,754	260,429	275,152	248,430	252,543

SELECTED RATIOS
Return on average assets	.85%	1.03%	.93%	1.05%	1.06%
Return on average equity	10.93%	13.07%	11.81%	13.03%	13.17%
Average equity to average assets	7.77%	7.88%	7.89%	8.10%	8.04%
Dividend payout ratio	45.00%	38.64%	43.20%	39.84%	39.66%
Loan to Deposit ratio	57.71%	58.02%	57.71%	58.02%	59.11%

	September 30,		December 31,
	2003	2002	2002
BALANCE SHEET
Investments	$126,607	$106,658	$108,065
Loans	139,162	134,180	136,772
Other assets	18,859	24,533	19,517

Total Assets	$284,628	$265,371	$264,354

Deposits	$241,152	$231,270	$231,376
Repurchase agreements	17,699	10,644	9,038
Other borrowings	1,320	—	—
Other liabilities	1,449	1,532	1,480
Stockholders’ equity	23,008	21,925	22,460

Total Liabilities and Stockholders’ Equity	$284,628	$265,371	$264,354

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income - Continued

During the nine months ended September 30, 2003, interest expense decreased $371,196 or 9.6% as compared to the same period in 2002. The average yield paid on interest bearing liabilities decreased .39%, from 2.45% at December 31, 2002 to 2.06% at September 30, 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by the increase in the average volume of interest bearing liabilities primarily contributed to the decline in interest expense during the first nine months of 2003.

The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.66% for the nine month period ended September 30, 2003 as compared to 4.15% at December 31, 2002.

For the three months ended September 30, 2003, net interest income was $2,185,755, a decrease of $149,354 or 6.4%, from the same period in 2002. The decrease in net interest income was primarily due to the decrease in the interest earned on loans and investment securities, offset in part by a decline in interest rates paid on deposit liabilities.

Interest income decreased $321,351 or 8.8% during the third quarter of 2003 as compared to the same period of the prior year. Interest and fees on loans decreased $136,318 or 5.4% for the three months ended September 30, 2003 as compared to the same period in 2002. The taxable equivalent yield on loans declined .75%, from 7.86% at December 31, 2002 to 7.11% at September 30, 2003. The decline in the taxable equivalent yield was largely due to the decrease in the interest rates earned on loans offset in part by an increase in the average loan volume. Interest income on investment securities decreased $141,656 or 13.5% during the three months ended September 30, 2003 over 2002. The taxable equivalent average yield on investment securities decreased 1.48%, from 4.79% at December 31, 2002 to 3.31% at September 30, 2003. The decline in the taxable equivalent yield was primarily attributable to the decrease in the interest rates paid on investment securities, offset in part by an increase in the average volume of investment securities.

During the three months ended September 30, 2003, interest expense decreased $171,997 or 13.2% as compared to the same period in 2002. The average yield paid on interest bearing liabilities decreased .54%, from 2.45% at December 31, 2002 to 1.91% at September 30, 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by the increase in the average volume of interest bearing liabilities primarily contributed to the decline in interest expense during the third quarter of 2003.

The taxable equivalent net interest yields on average earning assets was 3.52% for the three month period ended September 30, 2003 as compared to 4.15% at December 31, 2002.

Noninterest Income

Noninterest income increased $181,238 or 23.7% for the nine months ended September 30, 2003 as compared to the same period of the prior year. The increase in noninterest income was primarily due to gains on sales of investment securities available for sale and the increase in service charge income for the first nine months of 2003.

Sales of investment securities for the nine months ended September 30, 2003 were primarily the result of sales by the Holding Company and its subsidiary bank. The Holding Company accounted for securities gains of $1,720 and securities losses of $13,849 during the period ended September 30, 2003 and securities gains of $1,347 and securities losses of $1,107 during the period ended September 30, 2002 and those sales were attributable to sales of marketable equity securities. The subsidiary bank accounted for securities gains of $118,944 and securities losses of $1,607 during the period ended September 30, 2003 and securities gains of $28,341 and securities losses of $16,075 during the period ended September 30, 2002 and those sales were attributable to sales of securities available for sale.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Noninterest Income - Continued

Service charges increased $58,240 during the nine months ended September 30, 2003, up 11.9%, from the same period in 2002. Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts.

During the nine months ended September 30, 2003, other operating income increased $30,296 or 11.5% compared to the same period in 2002. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. The increase in other operating income primarily resulted from increases in checkbook sales and ATM fees, and were offset in part by a decrease in other credit card income for the first nine months of 2003 as compared to the same period in 2002.

For the third quarter of 2003, noninterest income increased $28,879 or 10.2% as compared to the same period of the prior year. The increase in noninterest income resulted primarily from an increase in service charge income and an increase in other operating income for the third quarter of 2003 as compared to the prior year. For the third quarter of 2003, service charges increased $17,387, up 9.6%, from the same period in 2002. These charges are earned from assessments made on checking and savings accounts. Other operating income increased $11,487 or 11.4%, during the third quarter of 2003 compared to the same period in 2002.

For the nine months ended September 30, 2003, noninterest expense increased $291,372 or 6.6% as compared to the same period of the prior year. Salary and employee benefits increased $246,455 or 10.8% for the nine months ended September 30, 2003 as compared to the same period in the prior year. The increase was primarily attributable to the hiring of additional loan personnel combined with normal annual merit adjustments. A loan administration department was established at the subsidiary bank in order to centralize operations which required the hiring of additional personnel in the lending area. Other operating expenses increased $59,548 or 4.1%, for the nine month period ended September 30, 2003 as compared to the same period in the prior year. Increased service expense, regulatory assessment and deposit insurance, other taxes and other operating expenses, offset in part by decreased directors’ fees, postage and transportation expense, advertising expense, and stationery and supplies expense primarily contributed to the increase in other operating expenses for the nine months ended September 30, 2003 as compared to the same period in the prior year.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Expense

For the three months ended September 30, 2003 as compared to the same period of the prior year, noninterest expense increased $132,305 or 8.7% and was primarily due to the increase in salary and employee benefits, offset in part by the decrease in occupancy expenses. During the quarter ended September 30, 2003, salary and employee benefits increased $142,439 or 18.1%. The increase was primarily due to merit adjustments in salaries. Occupancy expenses decreased $16,182 or 6.5% during the third quarter of 2003 compared to the same period in 2002.

Income Taxes

For the nine months ended September 30, 2003, income tax expense was $615,219, a decrease of 20.1% compared to the same period in 2002. Income tax expense decreased primarily due to a decrease in pre-taxable income of $194,855 combined with an increase in tax exempt income of $105,182 for the first nine months of 2003 over the same period in 2002.

Income tax expense for the three months ended September 30, 2003 was $183,652, a decrease of 30.6% over the same period in 2002. Income tax expense decreased primarily due to an increase in tax exempt income of $27,884 combined with the decrease in pre-taxable income of $147,780 during the third quarter of 2003 as compared to the same period in 2002.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $329,149 and $301,265 for the three month periods ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, tax exempt income was $967,212 and $862,030, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, for the three and nine months ended September 30, 2003 and 2002 and for the year ended December 31, 2002.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Two

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2003 and September 30, 2002 and the year ended December 31, 2002. Average balance sheet information as of September 30, 2003 and September 30, 2002 and the year ended December 31, 2002 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized costs. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the nine month periods ended September 30, 2003 and 2002.

	For the nine months ended September 30, 2003 (Unaudited)			December 31, 2002			For the nine months ended September 30, 2002 (Unaudited)
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$42,733	$977	3.06%	$32,533	$1,260	3.87%	$31,406	$945	4.02%
Mortgage-backed securities	45,861	1,039	3.03%	37,352	1,718	4.60%	34,929	1,315	5.03%
Obligations of states and political subdivisions	20,492	568	3.71%	16,676	699	4.19%	16,154	518	4.29%
Other securities	6,825	267	5.23%	7,401	405	5.47%	7,542	310	5.50%

Total Investment securities:	115,911	2,851	3.29%	93,962	4,082	4.34%	90,031	3,088	4.59%
Interest bearing deposits	990	7	0.95%	7,070	113	1.60%	8,888	106	1.59%
Federal funds sold	7,952	63	1.06%	7,227	112	1.55%	7,351	89	1.62%
Loans, net of unearned income	136,562	7,097	6.95%	131,383	9,969	7.59%	129,451	7,427	7.67%
Other earning assets	853	22	3.45%	723	33	4.56%	712	26	4.88%

Total earning assets	262,268	10,040	5.12%	240,365	14,309	5.95%	236,433	10,736	6.07%
Cash and due from banks	5,803			5,554			5,456
Bank premises and equipment	4,044			4,242			4,234
Other assets	5,141			4,245			4,127
Allowance for possible loan losses	(2,104)			(1,863)			(1,820)

Total Assets	$275,152			$252,543			$248,430

LIABILITIES
Certificates of deposit	$94,970	$2,529	3.56%	$95,247	$3,856	4.05%	$94,163	$2,944	4.18%
Savings deposits	85,752	734	1.14%	71,989	907	1.26%	70,539	672	1.27%
Interest bearing demand deposits	36,018	110	0.41%	32,934	205.62%		32,200	165	0.69%
Repurchase agreements	10,916	127	1.56%	8,340	133	1.59%	7,903	92	1.56%
Other borrowings	39	1	3.43%	—	—	—	—	—	—

Total interest bearing liabilities	227,695	3,501	2.06%	208,510	5,101	2.45%	204,805	3,873	2.53%
Demand deposits	24,156			22,136			21,953
Other liabilities	1,581			1,595			1,555

Total Liabilities	253,432			232,241			228,313
STOCKHOLDERS’ EQUITY	21,720			20,302			20,117

Total Liabilities and Stockholders’ Equity	$275,152			$252,543			$248,430

Net yield on earning assets		$6,539	3.33%		$9,208	3.83%		$6,863	3.88%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2003 and 2002, and the year ended December 31, 2002, respectively. The effect of this adjustment is presented below (in thousands).

Investment securities	$115,911	$3,202	3.69%	$93,962	$4,503	4.79%	$90,031	$3,401	5.05%
Loans	136,562	7,391	7.24%	131,383	10,327	7.86%	129,451	7,689	7.94%

Total earning assets	$262,268	$10,685	5.45%	$240,365	$15,088	6.28%	$236,433	$11,311	6.40%

Taxable equivalent net yield on earning assets		$7,184	3.66%		$9,987	4.15%		$7,438	4.21%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Three

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential (in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2003 and September 30, 2002. Average balance sheet information as of September 30, 2003 and September 30, 2002 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2003 and 2002.

	For the Three Months ended September 30, 2003 (Unaudited)			For the Three Months ended September 30, 2002 (Unaudited)
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$47,979	$338	2.79%	$33,241	$317	3.78%
Mortgage backed securities	46,151	292	2.51%	41,463	468	4.48%
Obligations of states and political subdivisions	22,279	194	3.45%	16,307	171	4.16%
Other securities	6,682	83	4.93%	6,856	93	5.38%

Total Investment Securities	123,091	907	2.92%	97,867	1,049	4.25%
Interest bearing deposits	1,569	4	1.01%	8,537	34	1.58%
Federal funds sold	7,493	17.90%		7,191	30	1.66%
Loans, net of unearned income	138,128	2,377	6.83%	133,326	2,514	7.48%
Other earning assets	881	7	3.15%	717	7	3.87%

Total earning assets	271,162	3,312	4.85%	247,638	3,634	5.82%
Cash and due from banks	6,591			5,793
Bank premises and equipment	3,981			4,293
Other earning assets	5,153			4,649
Allowance for possible loan losses	(2,133)			(1,944)

Total Assets	$284,754			$260,429

LIABILITIES
Certificates of deposit	$93,239	$796	3.39%	$100,035	$977	3.87%
Savings deposits	88,352	233	1.05%	71,926	223	1.23%
Interest bearing demand deposits	38,368	42	0.43%	34,219	63	0.73%
Repurchase agreements	13,961	55	1.56%	8,407	36	1.70%
Other borrowings	115	1	3.45%	—	—	—

Total interest bearing liabilities	234,035	1,127	1.91%	214,587	1,299	2.40%
Demand deposits	26,973			23,657
Other liabilities	1,634			1,662

Total Liabilities	262,642			239,906
SHAREHOLDERS’ EQUITY	22,112			20,523

Total Liabilities and Shareholders’ Equity	$284,754			$260,429

Net yield on earning assets		$2,185	3.20%		$2,335	3.74%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2003 and 2002, respectively. The effect of this adjustment is presented below (in thousands).

Investment securities	$123,091	$1,028	3.31%	$97,867	$1,152	4.67%
Loans	138,128	2,477	7.11%	133,326	2,611	7.77%

Total earning assets	$271,162	$3,533	5.17%	$247,638	$3,834	6.14%

Taxable equivalent net yield on earning assets		$2,406	3.52%		$2,535	4.06%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Balance Sheet Analysis

Investments

Investment securities increased $18,542,270 or 17.2% from $108,065,109 at December 31, 2002, to $126,607,379 at September 30, 2003. Taxable securities comprised 82.5% of total securities at September 30, 2003, as compared to 83.4% at December 31, 2002. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The corporation does not have any high risk hybrid/derivative instruments.

Available for sale securities, at market value increased $21,688,393 or 21.6% from December 31, 2002, and represented 96% of the investment portfolio at September 30, 2003. The increase was primarily due to purchases of U.S. Treasury securities, U.S. Government corporation and agencies securities and municipal securities. The held to maturity securities decreased $3,146,123 or 40.9% from December 31, 2002 and represented 4% of the investment portfolio as of September 30, 2003. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,085,366 at September 30, 2003 and increased by $1,943,664 at December 31, 2002. The market value of securities classified as held to maturity was above book value by $233,871 and $281,399 at September 30, 2003 and December 31, 2002, respectively.

Table Four

Investment Portfolio

The following table presents the book values of investment securities:

(in thousands):

	(Unaudited) September 30, 2003	December 31, 2002
Securities held to maturity:
Obligations of states and political subdivisions	$4,542	$7,688

Total held to maturity	$4,542	$7,688

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$54,660	$38,453
Obligations of states and political subdivisions	17,571	11,629
Corporate debt securities	6,455	6,775
Mortgage-backed securities	42,829	43,064
Equity Securities	550	456

Total available for sale	$122,065	$100,377

Total	$126,607	$108,065

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Four

Investment Portfolio ( Continued)

(in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums (expressed in thousands) and approximate yield of investment securities at September 30, 2003 and December 31, 2002 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) September 30, 2003				December 31, 2002
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies

Within One Year	$—	—%	$8,710	3.43%	$—	—%	$10,220	3.36%
After One But Within Five Years	—	—	35,075	2.61	—	—	22,318	3.58
After Five But Within Ten Years	—	—	9,753	3.84	—	—	5,482	3.09
After Ten Years	—	—	1,122	4.54	—	—	433	2.37

	—	—	54,660	3.00	—	—	38,453	3.44

States & Political Subdivisions

Within One Year	300	5.47	1,949	2.53	265	5.55	3,154	3.76
After One But Within Five Years	2,619	5.97	6,788	4.27	4,063	6.12	4,221	4.56
After Five But Within Ten Years	1,623	6.56	4,762	4.84	2,874	6.66	2,749	5.30
After Ten Years	—	—	4,072	5.08	486	4.52	1,505	4.57

	4,542	6.15	17,571	4.42	7,688	6.20	11,629	4.52

Corporate Debt Securities

Within One Year	—	—	2,025	3.91	—	—	519	4.56
After One But Within Five Years	—	—	3,554	5.30	—	—	4,512	5.35
After Five But Within Ten Years	—	—	876	5.84	—	—	1,744	6.01

	—	—	6,455	4.94	—	—	6,775	5.46

Mortgage-Backed Securities	—	—	42,829	3.97	—	—	43,064	4.46

Equity Securities	—	—	550	2.08	—	—	456	2.39

Total	$4,542	6.15%	$122,065	3.64%	$7,688	6.20%	$100,377	4.13%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Loans

Loans net of unearned income increased $2,390,616 or 1.7% from December 31, 2002. The additional growth in the loan portfolio during the first nine months of 2003 was primarily due to increases in commercial real estate loans and non-rated industrial development obligations, offset in part by the decrease in commercial loans. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprise thirty-seven percent (37%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non residential and commercial and industrial loans comprise forty-two percent (42%) of the loan portfolio. Installment loans comprise thirteen percent (13%) of the loan portfolio. Other loans include non-rated industrial development obligations, direct financing leases and other loans comprise eight percent (8%) of the loan portfolio. There were no changes in the composition of the loan portfolio from December 31, 2002 to September 30, 2003.

The loan portfolio is not dominated by concentrations of credit within any one industry; therefore, the impact of a weakening economy on any particular industry should be minimal. Management believes that the loan portfolio does not contain any excessive or abnormal elements of risk.

Table Five

Loan Portfolio

Loans outstanding are as follows (in thousands):

	(Unaudited) September 30, 2003	December 31, 2002
Real Estate - Residential
Real estate-construction	$857	$828
Real estate-farmland	348	328
Real estate-residential	50,207	50,243

	$51,412	$51,399

Commercial
Real estate-secured by nonfarm, nonresidential	$42,016	$39,027
Commercial & industrial	16,244	17,993

	$58,260	$57,020

Installment
Installment and other loans to individuals	$17,866	$17,634

Others
Non-rated industrial Development obligations	$11,745	$10,783
Other loans	32	50

	$11,777	$10,833

Total	139,315	136,886
Less unearned interest	153	114

	$139,162	$136,772

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Table Six

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages for all banks as of September 30, 2003 and December 31, 2002 (in thousands):

	(Unaudited) September 30, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years
Real Estate - construction	$454	$243	$160
Commercial real estate-secured by nonfarm, non-residential property	295	3,306	38,415
Commercial and Industrial	1,866	7,672	6,706
Nonrated industrial development obligations	1,252	2,798	7,695

Total	$3,867	$14,019	$52,976

	December 31, 2002
	In one Year or Less	After one Year Through Five Years	After Five Years
Real Estate - construction	$430	$20	$378
Commercial real estate-secured by nonfarm, non-residential property	826	2,741	35,460
Commercial and Industrial	1,800	8,721	7,472
Nonrated industrial development obligations	998	3,087	6,698

Total	$4,054	$14,569	$50,008

The following table presents an analysis of fixed and variable rate loans as of September 30, 2003 and December 31, 2002 along with the contractual maturities of loans other than installment loans and residential mortgages (in thousands):

	(Unaudited) September 30, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,098	$8,189	$12,453
Variable Rates	769	5,830	40,523

Total	$3,867	$14,019	$52,976

	December 31, 2002
	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,827	$8,714	$12,208
Variable Rates	1,227	5,855	37,800

Total	$4,054	$14,569	$50,008

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Total non-performing loans were $1,278,000 at September 30, 2003 and $1,682,000 at December 31, 2002. Loans classified as non-accrual were $1,215,000 or .9% of total loans as of September 30, 2003, as compared to $1,567,000 or 1.1% of total loans at December 31, 2002. There were no loans classified as renegotiated as of September 30, 2003 and December 31, 2002. The loans past due 90 days or more decreased $13,000 to $63,000 at September 30, 2003. Other real estate owned decreased $39,000 since December 31, 2002 due to the sale of the properties by the subsidiary bank. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

Table Seven

Risk Elements

The following table presents loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, non-accrual loans and other real estate ( in thousands):

	(Unaudited) September 30, 2003	December 31, 2002
Past Due 90 Days or More:
Real Estate - residential	$54	$61
Commercial	2	—
Installment	7	15

	$63	$76

Non-accrual:
Real Estate - residential	$—	$115
Commercial	1,190	1,443
Installment	25	9

	$1,215	$1,567

Other Real Estate	$—	$39

Total non-performing assets	$1,278	$1,682

Total non-performing assets to total loans and other real estate	.92%	1.23%

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $51,700 and $97,400 for the periods ended September 30, 2003 and December 31, 2002, respectively.

As of September 30, 2003, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Allowance for Possible Loan Losses

The corporation maintains an allowance for possible loan losses to absorb probable loan losses. The provision for loan losses was $210,000 during the nine months ended September 30, 2003, as compared to $450,000 during the same period of the prior year. The allowance for possible loan losses represented 1.5% of total loans outstanding at September 30, 2003 and December 31, 2002, respectively. The reserve for possible loan losses is considered to be adequate to provide for future losses in the portfolio. The amount charged to earnings is based upon management’s evaluations of the loan portfolio, as well as current and anticipated economic conditions, net loans charged off, past loan experiences, changes in character of the loan portfolio, specific problem loans and delinquencies and other factors.

Table Eight

Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan (in thousands).

	Summary of Loan Loss Experience
	(Unaudited) September 30,		December 31,
	2003	2002	2002
Balance at Beginning of period
Allowance for Possible Loan Losses	$2,027	$1,646	$1,646
Loans Charged Off:
Real Estate - residential	13	2	2
Commercial	53	134	134
Installment	54	53	63

	120	189	199
Recoveries:
Real Estate - residential	3	—	—
Commercial	—	29	29
Installment	5	11	11

	8	40	40

Net Charge-offs	112	149	159

Additions Charged to Operations	210	450	540

Balance at end of period:	$2,125	$1,947	$2,027

Average Loans Outstanding	$136,562	$129,451	$131,383

Ratio of net charge-offs to Average loans outstanding for the period	.08%	.12%	.12%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.53%	1.45%	1.48%

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

Table Nine

Loan Portfolio - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses for the nine month period ended September 30, 2003, and the year ended December 31, 2002 (expressed in thousands). The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) September 30, 2003		December 31, 2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$311	36.9%	$276	37.5%
Commercial	1,228	41.9	1,161	41.7
Installment	565	12.8	569	12.9
Others	21	8.4	21	7.9

Total	$2,125	100.0%	$2,027	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Deposits

Total deposits were $241,152,246 at September 30, 2003 as compared to $231,375,582 at December 31, 2002, an increase of 4.2%. The deposit growth during the nine month period was primarily in savings deposits. The subsidiary bank has offered a savings deposit product with a competitive interest rate which has resulted in the increase in savings deposits. At September 30, 2003, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. The change in the deposit mix from December 31, 2002 to September 30, 2003 was 1% increase in noninterest bearing deposits and 1% decrease in interest bearing deposits.

Table Ten

Deposits

The following table presents a maturity distribution of time certificates of deposit of $100,000 or more (in thousands):

	(Unaudited) September 30, 2003	December 31, 2002
Due in three months or less	$957	$2,567
Due after three months through six months	3,309	4,163
Due after six months through twelve months	8,641	2,092
Due after one year through five years	11,070	16,439

Total	$23,977	$25,261

Repurchase agreements and Other Borrowings

Repurchase agreements are short-term borrowings. Repurchase agreements were $17,699,018 at September 30, 2003, an increase of $8,661,216, as compared to December 31, 2002. Other borrowings consist of a Federal Home Loan Bank (“FHLB”) advance. The FHLB advance is collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock. As of September 30, 2003, the FHLB advance was $1,320,000 with an interest rate of 4.65%. The borrowing will mature in September, 2018.

Capital Resources

Stockholders’ equity increased 4.8% during the first nine months of 2003 entirely from current earnings after quarterly dividends, and decreased 2.4% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 8.1% of total assets at September 30, 2003 and December 31, 2002. The Holding Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary banks have the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Capital Resources - Continued

The following chart shows the regulatory capital levels for the company at September 30, 2003 and December 31, 2002:

Ratio	Minimum	(Unaudited) September 30, 2003	December 31, 2002
Leverage Ratio	3%	6.9%	7.1%
Risk Based Capital
Tier 1 (core)	4%	11.8%	12.0%
Tier 2 (total)	8%	13.1%	13.2%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The corporation had investment securities with an estimated market value of $122,065,572 classified as available for sale at September 30, 2003. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (FHLB). Membership in the FHLB provides an additional source of short-term and long-term funding, in the form of collateralized advances. The subsidiary bank had an available line with the FHLB in the aggregate amount of $2 million which expires in December 30, 2003. As of September 30, 2003 there were no borrowings outstanding pursuant to this agreement.

At September 30, 2003 and December 31, 2002, the Holding Company had outstanding loan commitments and standby letters of credit totaling $24,326,000 and $15,750,000, respectively. As of September 30, 2003, management placed a high probability for required funding within one year of approximately $20,170,000. Approximately $3,946,000 is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2003 were as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 4%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 14%. Under the 200 basis point increase in interest rate scenario the subsidiary bank was within the established guideline at September 30, 2003. However, the Company was not within the established guideline if interest rates were to decrease 200 basis points. Bank management believes it is unlikely that interest rates will decrease an additional 200 basis points based upon the current low interest rate environment. Bank management will continue to monitor current interest rate market fluctuations.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s President and Chief Executive Officer, Charles K. Graham, and Senior Vice President and Chief Financial Officer, Francie P. Reppy, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST WEST VIRGINIA BANCORP, INC.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

The nature of the business of the Holding Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

Item 2 Changes in Securities

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. Inapplicable

b. Inapplicable

c. Inapplicable

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On August 6, 2003 a report on Form 8-K was filed which contained a press release dated August 5, 2003 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2003.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 29 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: November 6, 2003

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