Form 10-K
period 2003-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2004-03-30
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2003

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

1701 Warwood Avenue

Wheeling, West Virginia 26003

(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 277-1100

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 22, 2004, was $27,503,781. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding of the issuer’s common stock as of March 22, 2004:

Common Stock, $5.00 Par Value 1,528,443 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated
Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003.	Part II, Items 6, 7, 7A and 8; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2004 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

FORM 10-K INDEX

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

At December 31, 2003, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has one full-service Automated Teller Machine (ATM) located at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. As of December 31, 2003, Progressive Bank, N.A. had total assets of approximately $283.1 million as of December 31, 2003.

Total Holding Company assets as of December 31, 2003, which include the assets of its operating subsidiary bank, was $284.1 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2003 to 357 registered shareholders. Shareholders’ equity at that date was $23,030,615.

General Description of Business

First West Virginia Bancorp, Inc. is dependent upon its subsidiary for cash necessary to pay expenses, and dividends to its stockholders. The Holding Company functions primarily as the holder of the capital stock of its wholly-owned subsidiary bank.

The subsidiary bank of the Holding company is engaged in the business of banking and provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to area consumers and businesses. The loan portfolio of the bank consists primarily of loans secured by real estate to consumers and businesses. The bank also engages in commercial loans and general consumer loans to individuals. The subsidiary bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts and services available include non-interest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. The customer base for deposits is primarily retail in nature. The majority of the bank’s lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania.

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2003, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Competition

Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks’ business are highly competitive. The subsidiary bank encounters competition from other financial institutions and commercial banks. The subsidiary bank also competes with other insurance companies, small loan companies, credit unions with respect to lending activities and also in attracting a variety of deposit related instruments.

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

The Holding Company is also deemed an “affiliate” of its subsidiary bank under the Federal Reserve Act which imposes certain restrictions on loans between the Holding Company and its subsidiary bank, investments by the subsidiary in the stock of the Holding Company, or the taking of stock of the Holding Company by the subsidiary as collateral for loans to any borrower, or purchases by the subsidiary of certain assets from the Holding Company, and the payment of dividends by the subsidiary to the Holding Company.

Federal Reserve Board approval is required before the Holding Company may begin to engage in any permitted non-banking activity. The Federal Reserve Board is empowered to differentiate between activities which are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

The operations of the Holding Company’s subsidiary bank, being a national bank, is subject to the regulations of a number of regulatory agencies including the regulations of a number of regulatory authorities including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the applicable state Department of Banking. Representatives of the Comptroller of the Currency regulate and conduct examinations of the subsidiary bank. The subsidiary bank is required to furnish regular reports to the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary bank of a bank holding company is subject to certain restrictions imposed by the banking laws on extensions of credit to the bank holding company or its subsidiary.

Being a West Virginia corporation, the Holding Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act.

Supervision and Regulation - Continued

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

In addition, a national bank also must maintain a “tier 1 risk-based capital ratio” of 4%. The “tier 1 risk-based capital ratio” is defined in OCC regulations as the ratio to tier 1 capital to “risk-weighted assets”. A bank’s total risk-weighted assets are determined by: (i) converting each of its off-balance sheet items to an on-balance sheet credit equivalent amount; (ii) assigning each on-balance sheet asset and the credit equivalent amount of each off-balance sheet item to one of the five risk categories established in the OCC regulations; and (iii) multiplying the amounts in each category by the risk factor assigned to that category. The sum of the resulting amounts constitutes total risk-weighted assets.

A national bank is also required to maintain a “total risk-based capital ratio” of at least 8%. The “total risk-based capital ratio” is defined in the OCC regulations as the ratio of total qualifying capital to risk-weighted assets (as defined before). Total capital, for purposes of the risk-based capital requirement, consists of the sum of tier 1 capital (as defined for purposes of the Leverage Ratio) and supplementary capital. Supplementary capital includes such items as cumulative perpetual preferred stock, long-term and intermediate-term preferred stock, term subordinated debt and general valuation loan and lease loss allowances (but only in an amount of up to 1.25% of total risk-weighted assets). The maximum amount of supplementary capital that may be counted towards satisfaction of the total capital requirement is limited to 100% of core capital. Additionally, term subordinated debt and intermediate-term preferred stock may only be included in supplementary capital up to 50% of tier 1 capital.

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

As of December 31, 2003, First West Virginia Bancorp, Inc. and its subsidiary bank had capital in excess of the applicable minimum requirements.

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

Under the risk-based assessment system, an institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment rate. The capital group is determined by the institution’s regulatory capital position. The supervisory subgroup assignments are based on a determination by the FDIC’s Director of the Division of Supervision. Institutions may request a review of the supervisory subgroup assignment. Under this formula, well-capitalized institutions classified as Subgroup “A” (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate while undercapitalized institutions classified as Subgroup “C” (institutions which pose a substantial probability of loss to the Bank Insurance Fund (BIF) unless corrective action is taken) will pay the least favorable assessment rate.

The FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule. The BIF assessment schedule of 0% to 27% remains in effect for the first semi annual period of 2004. There were no BIF assessments paid by the subsidiary bank during 2003, 2002 and 2001.

The FDIC Board of Directors collects an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.61, 1.75 and 1.75 basis points on BIF-assessable deposits during 2003, 2002 and 2001, respectively.

Monetary Policies

The earnings of the Holding Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank is affected by the policies of regulatory authorities, including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary banks and the Holding Company in the future, although the degree of such impact cannot accurately be predicted.

Employees

As of December 31, 2003, the Holding Company had 4 part-time employees. As of December 31, 2003, the subsidiary bank of the Holding Company had a total of 93 full-time employees and 13 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

Interstate Banking

The Bank Holding Company Act prohibits acquisition by the Holding Company of 5% or more of the voting shares of, or interest in, all or substantially all of the assets of any bank without prior approval of the Federal Reserve Board. Regulations in the state of West Virginia have permitted the reciprocal interstate branching or acquisition of banks and bank holding companies since July 1, 1997. Many other states have adopted legislation which would permit interstate acquisitions by their banks and bank holding companies and also permit entry by West Virginia bank holding companies. Such legislation, however, contains various restrictions and conditions.

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

The Company presently has an internet website, (http://www.firstwvbancorp.com). Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission are available on the internet website and are also available free of charge upon request.

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2003, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	4

	b.	Analysis of Net Interest Earnings	4

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	5

2.	Investment Portfolio

	a.	Book Value of Investments

Book values of investment securities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31, 2003	December 31, 2002
Securities held to maturity:
Obligations of states and political subdivisions	$3,976	$7,688

Total held to maturity	$3,976	$7,688

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$56,644	$38,453
Obligations of states and political subdivisions	15,432	11,629
Corporate debt securities	3,987	6,775
Mortgage-backed securities	38,616	43,064
Equity Securities	590	456

Total available for sale	115,269	100,377

Total	$119,245	$108,065

b.	Maturity Schedule of Investments	8

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

	The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

Statistical Information - continued

3.	Loan Portfolio

	a.	Types of Loans		28

	b.	Maturities and Sensitivity to Changes in Interest Rates		9

	c.	Risk Elements		10

		1.	Nonaccrual, Past Due and Restructured Loans	10

		2.	Potential problem loans	10

		3.	Foreign outstandings	N/A

		4.	Loan concentrations	32

	d.	Other Interest Bearing Assets		N/A

4.	Summary of Loan Loss Experience			11, 12, 28

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid		4

	b.	Other Deposit categories		N/A

	c.	Foreign depositors with deposits in domestic offices		N/A

	d.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more		30

6.	Return on Equity and Assets			2

7.	Short-Term Borrowings			13, 31

Item 2 PROPERTIES

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2003 as described below.

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

Progressive Bank, N.A. has a lease agreement to rent property for use as a banking premises known as the “Bethlehem branch office.” The Bethlehem branch office is located at 1090 East Bethlehem Boulevard, Wheeling, West Virginia. The office is a one story building with approximately 3400 square feet of area and has four drive-in lanes. The lease is for a five year term commencing February 1, 2002, with eight successive five year options to renew.

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

Progressive Bank, N.A. owns the building and the land for its full-service banking facility in Buckhannon, West Virginia. The Buckhannon office is a one story building with approximately 1,760 square feet of office area. The office has a three lane drive-in facility located at the rear of the building.

Progressive Bank, N.A. has a lease agreement for the building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of five years commencing March 1, 1996, with three successive five year options to renew.

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

As of December 31, 2003, the Holding Company had 357 registered shareholders of record who collectively held 1,528,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

	Stock Prices
Period	Low	High
2003
4th Quarter	$20.50	$25.50
3rd Quarter	$20.25	$22.90
2nd Quarter	$19.70	$21.30
1st Quarter	$19.00	$21.40

2002
4th Quarter	$16.65	$21.15
3rd Quarter	$17.39	$19.40
2nd Quarter	$18.00	$19.85
1st Quarter	$18.50	$20.00

Dividends

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975, and assuming the ability to do so, it is anticipated that the Holding Company will continue to declare regular quarterly cash dividends. Total dividends declared and paid by the Holding Company in 2003 were $.73 per share and $.69 per share for 2002.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2003, 2002 and 2001.

DIVIDEND HISTORY OF HOLDING COMPANY

(per share)

	Dividend	Net Income	Ratio - Dividends to Net Income
2003	$.73	$1.64	44.5%
2002	$.69	$1.74	39.7%
2001	$.68	$1.57	43.3%

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

Item 6 Selected Financial Data

Selected Financial Data on page 2 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 3 through 15 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13.1, is incorporated herein by reference.

The following table presents the contractual maturities of long term obligations and operating leases:

	(Expressed in thousands) Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over Than 5 Years
Federal Home Loan Bank borrowings	$2,463	$38	$82	$91	$2,252
Operating Leases	$685	$165	$230	$86	$204

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table presents the maturities of commitments and contingencies.

	(Expressed in thousands) Amount of Commitment Expiration Per Period
Off-Balance Sheet arrangements	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commitments to extend credit	$27,593	$3,497	$4,930	$2,529	$16,637
Standby letters of credit	$441	$172	$10	$—	$259

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on Pages 14 through 15 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements, included on pages 18 through 37 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 16 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2003, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the corporation’s disclosure controls and procedures within 90 days of the filing of this annual report, and based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of the period covered by this Annual Report.

PART III

Item 10 Directors and Executive Officers of Registrant

(a) Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2004 Proxy Statement dated March 16, 2004 for Annual Meeting of Stockholders to be held April 13, 2004, included in this report as Exhibit 99, is incorporated herein by reference.

(b) Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (2)
Laura G. Inman	62	Chairman of the Board of the Holding Company since 1998; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Sylvan J. Dlesk	65	Vice Chairman of the Board of the Holding Company since 2000; Director of Holding Company and Director of Progressive Bank, N.A. since 1988.

Charles K. Graham	58	President and Chief Executive Officer of the Holding Company since 2000; Director of the Holding Company since 2000; Executive Vice President of the Holding Company 1986-2000; Vice President of the Holding Company 1979-1986; President of Progressive Bank, N.A. since 1985; Executive Vice President of Progressive Bank, N.A. 1979-1985; Vice Chairman of Progressive Bank, N.A. - Buckhannon 2000-2003; and Director of Progressive Bank, N.A. - Buckhannon 1986-2003.

Beverly A. Barker	50	Executive Vice President, Chief Operating Officer, and Treasurer of the Holding Company 2000-2004 (1); Senior Vice President and Treasurer of the Holding Company 1995-2000; Senior Vice President, Secretary and Treasurer of the Holding Company 1993-1995; Vice President, Secretary / Treasurer of the Holding Company 1990-1993; Executive Vice President, Chief Operating Officer and Cashier 2000-2004 (1); Executive Vice President, Cashier of Progressive Bank, N.A. 1995-2000; Vice President, Cashier and Secretary of Progressive Bank, N.A. 1990-1995.

Francie P. Reppy	43	Senior Vice President and Chief Financial Officer of the Holding Company since 2000; Controller of the Holding Company 1992-2000; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. since 2000; Controller of Progressive Bank, N.A. 1992-2000.

Connie R. Tenney	48	Vice President of the Holding Company since 1996; Senior Vice President of Progressive Bank, N.A. since 2003; President, Chief Executive Officer, Cashier and Secretary of Progressive Bank, N.A. - Buckhannon 1995-2003; Director of Progressive Bank, N.A. - Buckhannon 1990-2003; Executive Vice President, Cashier and Secretary of Progressive Bank, N.A. - Buckhannon 1990-1995; Cashier and Secretary 1986-1990

(b) Executive Officers of the Registrant - Continued

Notes:

(1)	Mrs. Barker’s resignation was received on March 5, 2004 and was accepted by the Board of Directors on March 8, 2004. As a result of her health, the employment agreement with Beverly A. Barker was terminated on March 8, 2004.
(2)	With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11 Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2004 Proxy Statement dated March 16, 2004 for Annual Meeting of Stockholders to be held April 13, 2004, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2004 Proxy Statement dated March 16, 2004 for Annual Meeting of Stockholders to be held April 13, 2004, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2004 Proxy Statement dated March 16, 2004 for Annual Meeting of Stockholders to be held April 13, 2004, included in this report as Exhibit 99, is incorporated herein by reference and in Note 13 of the Notes to Consolidated Financial Statements appearing at Page 33 of the Annual Report to Shareholders for the year ended December 31, 2003, included in this report as Exhibit 13.1, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2004 Proxy Statement dated March 16, 2004 for Annual Meeting of Stockholders to be held April 13, 2004, included in this report as Exhibit 99, is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

(b) Reports on Form 8-K

On November 10, 2003 a report on Form 8-K was filed which contained a press release dated November 8, 2003 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2003.

(c) Exhibits

The exhibits listed in the Exhibit Index on page 20 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Charles K. Graham
Charles K. Graham
President and Chief Executive Officer/Director

Date:	March 23, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Charles K. Graham Charles K. Graham	President, Chief Executive Officer and Director	March 23, 2004

/s/ Francie P. Reppy Francie P. Reppy	Senior Vice President and Chief Financial Officer	March 23, 2004

/s/ Nada E. Beneke Nada E. Beneke	Director	March 23, 2004

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Director	March 23, 2004

/s/ Laura G. Inman Laura G. Inman	Director	March 23, 2004

/s/ James C. Inman, Jr. James C. Inman, Jr.	Director	March 23, 2004

/s/ R. Clark Morton R. Clark Morton	Director	March 23, 2004

/s/ William G. Petroplus William G. Petroplus	Director	March 23, 2004

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.2	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Beverly A. Barker. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Filed herewith and incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

24	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 13, 2004 Filed herewith and incorporated herein by reference.