Form 10-Q
period 2004-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2004-05-17
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2004:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$5,250,745	$6,553,689
Due from banks - interest bearing	3,668,583	470,705
Federal funds sold	2,290,000	—

Total cash and cash equivalents	11,209,328	7,024,394
Investment securities:
Available-for-sale (at fair value)	111,491,520	115,269,352
Held-to-maturity (fair value of $3,578,111 and $4,185,960, respectively)	3,366,360	3,975,685
Loans	151,150,002	146,710,494
Less allowance for loan losses	(2,188,215)	(2,304,868)

Net loans	148,961,787	144,405,626
Premises and equipment, net	3,847,749	3,927,751
Accrued income receivable	1,440,270	1,275,846
Other intangible assets	347,609	369,797
Goodwill	1,644,119	1,644,119
Other assets	2,288,181	6,218,290

Total assets	$284,596,923	$284,110,860

LIABILITIES
Noninterest bearing deposits:
Demand	$22,704,278	$23,938,810
Interest bearing deposits:
Demand	37,796,135	37,236,254
Savings	89,218,883	89,461,195
Time	90,675,651	91,311,071

Total deposits	240,394,947	241,947,330
Federal funds purchased and securities sold under agreements to repurchase	13,545,689	15,088,834
Federal Home Loan Bank borrowings	2,454,046	2,463,464
Accrued interest payable	385,100	384,817
Other liabilities	4,074,216	1,195,800

Total liabilities	260,853,998	261,080,245

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at March 31, 2004 and December 31, 2003	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	10,330,034	9,961,698
Accumulated other comprehensive income	966,170	622,196

Total stockholders’ equity	23,742,925	23,030,615

Total liabilities and stockholders’ equity	$284,596,923	$284,110,860

The accompanying notes are an integral part of the consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2004	2003
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,204,966	$2,227,181
Tax-exempt	152,107	141,926
Debt securities:
Taxable	778,664	822,308
Tax-exempt	154,885	173,384
Dividends	2,855	4,267
Other interest income	6,050	3,427
Interest on federal funds sold	12,748	23,814

Total interest and dividend income	3,312,275	3,396,307

INTEREST EXPENSE
Deposits	981,451	1,170,363
Federal funds purchased and repurchase agreements	55,105	34,172
FHLB borrowings	29,268	—

Total interest expense	1,065,824	1,204,535

Net interest income	2,246,451	2,191,772
PROVISION FOR POSSIBLE LOAN LOSSES	30,000	90,000

Net interest income after provision for possible loan losses	2,216,451	2,101,772

NONINTEREST INCOME
Service charges and other fees	192,494	166,328
Net losses on available for sale securities	(2,501)	—
Other operating income	96,861	98,790

Total noninterest income	286,854	265,118

NONINTEREST EXPENSE
Salary and employee benefits	891,303	795,744
Net occupancy expense of premises	261,325	249,835
Other operating expenses	471,506	503,837

Total noninterest expense	1,624,134	1,549,416

Income before income taxes	879,171	817,474
INCOME TAXES	220,431	198,003

Net income	$658,740	$619,471

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,538,443

EARNINGS PER COMMON SHARE	$0.43	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$—	$1,218,292		$22,459,633
Comprehensive income:
Net income	—	—	—	619,471	—	—	$619,471	619,471
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(184,272)	(184,272)	(184,272)

Comprehensive income							$435,199

Cash dividend ($.18 per share)	—	—	—	(276,920)	—	—		(276,920)

BALANCE, MARCH 31, 2003	1,538,443	$7,692,215	$4,982,606	$8,909,071	$—	$1,034,020		$22,617,912

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615
Comprehensive income:
Net income	—	—	—	658,740	—	—	$658,740	658,740
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	343,974	343,974	343,974

Comprehensive income							$1,002,714

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2004	1,538,443	$7,692,215	$4,982,606	$10,330,034	$(228,100)	$966,170		$23,742,925

	For the Three Months Ended March 31,
	2004	2003
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period	$342,414	$(184,272)
Less reclassification adjustment for losses included in net income	(1,560)	—

Net unrealized gains (losses) on securities	$343,974	$(184,272)

The accompanying notes are an integral part of the consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$658,740	$619,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	90,000
Depreciation and amortization	112,971	106,793
Amortization of investment securities, net	159,951	194,432
Investment security losses	2,501	—
Gain on sales of premises and equipment	(3,726)	(2,396)
Increase in interest receivable	(164,424)	(230,236)
Increase (decrease) in interest payable	283	(28,873)
Other, net	6,600,994	(624,998)

Net cash provided by operating activities	7,397,290	124,193

INVESTING ACTIVITIES
Net increase (decrease) in loans, net of charge-offs	(4,608,211)	1,628,998
Proceeds from sales of securities available-for-sale	10,553	1,037,872
Proceeds from maturities of securities available-for-sale	15,588,793	30,959,000
Proceeds from maturities of securities held-to-maturity	610,000	1,190,000
Principal collected on mortgage-backed securities	3,593,562	7,429,707
Purchases of securities available-for-sale	(15,026,698)	(47,783,311)
Recoveries on loans previously charged-off	22,050	4,790
Purchases of premises and equipment	(21,156)	(43,743)
Proceeds from sales of premises and equipment	14,101	166,907

Net cash used in (provided by) investing activities	182,994	(5,409,780)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,552,383)	9,144,086
Dividends paid	(290,404)	(276,920)
Increase (decrease) in short-term borrowings	(1,543,145)	48,128
Decrease in FHLB borrowings	(9,418)	—

Net cash provided by (used in) financing activities	(3,395,350)	8,915,294

INCREASE IN CASH AND CASH EQUIVALENTS	4,184,934	3,629,707

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,024,394	12,500,496

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,209,328	$16,130,203

Supplemental Disclosures:
Cash Paid for Interest	$1,065,541	$1,233,408
Cash Paid for Income Taxes	$45,000	$137,599

The accompanying notes are an integral part of the consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies

The accounting and reporting policies of First West Virginia Bancorp, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

INCOME RECOGNITION

The Company recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued. In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

ALLOWANCE FOR LOAN LOSSES

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. The Company maintains an allowance for loan losses to absorb probable losses in the loan portfolio based on a quarterly analysis of the portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting loan losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance and other relevant factors. Management continually monitors the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,188,215 at March 31, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

INVESTMENT SECURITIES

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available for sale or held to maturity. Debt securities classified as held to maturity are stated at cost adjusted for amortization of premium and accretion of discount which are computed using the interest method and recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended March 31, 2004 and 2003. The unamortized balance from the purchase of these core deposit intangible assets is $347,609 and $369,797 at March 31, 2004 and December 31, 2003, respectively.

The Company has approximately $1.6 million of goodwill, resulting from the purchase of a less-than-whole financial institution. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. Goodwill and other intangibles are periodically reviewed for impairment. No impairment losses were recognized. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. The provision for income taxes during the current period is at a rate which management believes will approximate the effective rate for the year.

Cash Flows

Cash and cash equivalents consist of cash and due from banks and federal funds sold.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiary for the three months ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2003.

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

OVERVIEW

The Holding Company reported net income of $658,740 or $.43 per share for the three months ended March 31, 2004 as compared to $619,471 for the same period during 2003. The 6.3% increase in earnings during the first quarter of 2004 over 2003 was primarily attributed to increased net interest income and noninterest income and the decrease in the provision for loan losses, partially offset by the increase in noninterest expense.

Operational earnings improved with net interest income increasing $54,679 or 2.5%, during the three months ended March 31, 2004 as compared to the same period in 2003. Net interest income increased primarily due to the decrease in the interest rates paid on interest bearing liabilities.

The return on average assets (ROA), which measures the effectiveness of asset utilization to produce net income, was .94% at March 31, 2004 and 2003. The return on average equity (ROE), which measures the return on the stockholders’ investment, was 11.78% at March 31, 2004 compared to 11.76% at March 31, 2003. The Board of Directors declared and paid cash dividends of $.19 per share during the first quarter of 2004 as compared to $.18 during the same period in 2003.

The Holding Company ended the first quarter of 2004 with total assets of $284,596,923. Loans increased during the first quarter of 2004 by $4,439,508, or 3.0%, to $151,150,002. Total deposits decreased in the first quarter of 2004 by $1,552,383, or .6% since December 31, 2003 and was primarily due to a decrease in savings and time deposits.

The allowance for loan losses amounted to $2,188,215 or 1.5% of total loans at March 31, 2004, compared to $2,304,868 or 1.6% of total loans at December 31, 2003. Non-performing assets were $2,140,000 at March 31, 2004, as compared to $2,169,000 at December 31, 2003.

Table One is a five-year summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One

SELECTED FINANCIAL DATA

	(Dollars in thousands, except per share data)
	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2004	2003	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Total interest income	$3,312	$3,396	$13,319	$14,309	$14,772	$14,869
Total interest expense	1,066	1,204	4,603	5,101	6,422	7,155
Net interest income	2,246	2,192	8,716	9,208	8,350	7,714
Provision for loan losses	30	90	435	540	573	436
Total other income	287	265	1,346	1,033	942	880
Total other expenses	1,624	1,550	6,342	6,062	5,324	4,816
Income before income taxes	879	817	3,285	3,639	3,395	3,341
Net income	659	619	2,518	2,674	2,412	2,326
PER SHARE DATA (1)
Net income	$0.43	$0.40	$1.64	$1.74	$1.57	$1.51
Cash dividends declared	0.19	0.18	0.73	0.69	0.68	0.64
Book value per share	15.53	14.70	15.07	14.60	13.16	11.85
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$149,006	$135,662	$137,826	$131,383	$118,224	$112,579
Investment securities	112,579	108,862	117,758	93,962	73,639	69,548
Deposits - interest bearing	218,060	212,584	217,064	200,170	168,820	155,172
Stockholders’ equity	22,503	21,347	21,884	20,302	18,902	17,448
Total assets	281,898	266,645	277,952	252,543	217,006	203,529
BALANCE SHEET
Investments	$114,858	$114,752	$119,245	$108,065	$82,202	$72,242
Loans	151,150	135,124	146,711	136,772	120,944	114,053
Other assets	18,589	23,824	18,155	19,517	28,884	21,598

Total Assets	$284,597	$273,700	$284,111	$264,354	$232,030	$207,893

Deposits	$240,395	$240,520	$241,947	$231,376	$203,772	$173,669
Federal funds purchased and repurchase agreements	13,546	9,086	15,089	9,038	6,538	14,526
FHLB borrowings	2,454	—	2,464	—	—	—
Other liabilities	4,459	1,476	1,580	1,480	1,471	1,473
Stockholders’ equity	23,743	22,618	23,031	22,460	20,249	18,225

Total Liabilities and Stockholders’ equity	$284,597	$273,700	$284,111	$264,354	$232,030	$207,893

SELECTED RATIOS
Return on average assets	0.94%	0.94%	0.91%	1.06%	1.11%	1.14%
Return on average equity	11.78%	11.76%	11.51%	13.17%	12.76%	13.33%
Average equity to average assets	7.98%	8.01%	7.87%	8.04%	8.71%	8.57%
Dividend payout ratio (1)	44.19%	45.00%	44.51%	39.66%	43.31%	42.38%
Loan to Deposit ratio	62.88%	56.18%	60.64%	59.11%	59.35%	65.67%

(1)	Adjusted for the 2 percent common stock dividend to stockholders of record as of December 1, 2000.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2004 and 2003.

Net interest income was $2,246,451 for the three months ended March 31, 2004, an increase of $54,679 or 2.5%, from the same period in 2003. Net interest income increased during the first quarter of 2004 compared to the same period in 2003 primarily from the decline in the interest rates paid on deposit liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.66% at March 31, 2004, as compared to 3.61% at December 31, 2003 and 3.83% at March 31, 2003.

During the three months ended March 31, 2004, interest expense decreased $138,711 or 11.5% as compared to the same period in 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by an increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense during the first quarter of 2004. The average yield paid on interest bearing liabilities decreased .17%, from 2.00% at December 31, 2003 to 1.83% at March 31, 2004. The decrease in the average yield on interest bearing liabilities during the first quarter of 2004 was primarily due to the decrease in the interest rates paid on time deposits and savings deposits.

Interest income on investment securities decreased $62,143 or 6.2% during the three months ended March 31, 2004 over 2003. The decrease in the average volume of investment securities contributed to the decrease in net interest income during the first quarter of 2004. The average volume of investment securities decreased $5,179,000 since December 31, 2003.

Interest and fees on loans decreased $12,034 or .5% for the three month period ended March 31, 2004 as compared the same period in 2003. The decrease in interest and fees on loans was primarily due to the decline in the yield earned on loans. The taxable equivalent yield on loans decreased from 7.05% at December 31, 2003 to 6.63% at March 31, 2004.

Noninterest Income

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges increased $26,166 during the three months ended March 31, 2004, up 15.7%, from the same period in 2003. The increase in service charges primarily resulted from an increase in the number of charges assessed on deposit accounts combined with an increase in the number of deposit holders compared to the prior year.

Sales of investment securities for the three month period ended March 31, 2004 were primarily the result of sales by the Holding Company. The Holding Company accounted for securities gains of $56 and securities losses of $2,557 during the period ended March 31, 2004 and those sales were attributable to sales of marketable equity securities. There were no sales of investment securities during the three month period ended March 31, 2003.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Noninterest Income (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. During the first quarter of 2004, other operating income decreased of $1,929 or 2.0% compared to the same period in 2003. The decrease in other operating income resulted primarily from a decrease in ATM fees, utility collection fees, and credit card fees, offset in part by an increase in checkbook income and safe deposit box rental income during the first quarter of 2004.

Non-Interest Expense

Salary and employee benefits is the largest component of noninterest expense. Salary and employee benefits increased $95,559 or 12.0% during the three months ended March 31, 2004 over the same period in 2003. The increase in salary and employee benefits in 2004 compared to 2003 was primarily due to the hiring of additional loan personnel and normal annual merit adjustments.

Occupancy expenses increased $11,490 or 4.6% during the three months ended March 31, 2004 compared to the same period in 2003. Increased equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2004 as compared to 2003. The Company incurred additional maintenance costs with the operation of the internet web site and online banking program during the first quarter of 2004 compared to 2003.

The major components of other operating expenses include: stationery and supplies, directors’ fees, service expense, postage and transportation, other taxes, advertising, and regulatory assessment and deposit insurance. Other operating expenses decreased $32,331 or 6.4% for the three months ended March 31, 2004 over 2003. During the first quarter of 2004 compared to the same period in 2003, other operating expenses primarily declined due to decreases in stationery and supplies expense, regulatory assessments, postage expense, other taxes, other expenses and service expense, offset in part by increases in director fees and advertising expense. Operational efficiencies were improved with the merger of the Company’s two subsidiary banks in June 2003, thereby contributing to the reduction in other operating expenses in 2004.

Income Taxes

Income tax expense for the period ended March 31, 2004 was $220,431, an increase of 11.3% compared to the same period in 2003. Income tax expense increased primarily due to an increase in pre-taxable income of $61,697 during the first quarter of 2004 over the same period in 2003. Components of the income tax expense for March 31, 2004 were $182,336 for federal taxes and $38,095 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $306,992 and $315,310 for the three month periods ended March 31, 2004 and 2003, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2004 and 2003 and for the year ended December 31, 2003.

Table Two Average Balance Sheets and Interest Rate Analysis

(dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003. Average balance sheet information as of March 31, 2004 and March 31, 2003 and December 31, 2003 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	March 31, 2004			December 31, 2003			March 31, 2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$53,144	$400	3.03%	$46,358	$1,407	3.04%	$38,565	$321	3.38%
Mortgage backed securities	37,020	314	3.41%	44,504	1,381	3.10%	43,831	394	3.65%
Obligations of states and political subdivisions	18,880	171	3.64%	20,259	743	3.67%	19,479	187	3.89%
Other securities	3,535	48	5.46%	6,637	343	5.17%	6,987	93	5.40%

Total Investment securities:	112,579	933	3.33%	117,758	3,874	3.29%	108,862	995	3.71%
Interest bearing deposits	1,381	3	0.87%	1,721	16	0.93%	210	1	1.93%
Federal funds sold	5,738	13	0.91%	6,913	72	1.04%	8,657	24	1.12%
Loans, net of unearned income	149,006	2,357	6.36%	137,826	9,329	6.77%	135,662	2,369	7.08%
Other earning assets	948	6	2.55%	890	28	3.15%	989	7	2.87%

Total earning assets	269,652	3,312	4.94%	265,108	13,319	5.02%	254,380	3,396	5.41%
Cash and due from banks	5,524			5,822			5,295
Bank premises and equipment	3,891			4,019			4,121
Other assets	5,109			5,110			4,916
Allowance for loan losses	(2,278)			(2,107)			(2,067)

Total Assets	$281,898			$277,952			$266,645

LIABILITIES
Time deposits	$91,245	$734	3.24%	$94,156	$3,285	3.49%	$96,568	$887	3.73%
Savings deposits	88,705	218	0.99%	86,322	952	1.10%	81,804	247	1.22%
Interest bearing demand deposits	38,110	30	0.32%	36,586	142	0.39%	34,212	36	0.43%
Federal funds purchased and repurchase agreements	13,654	55	1.62%	12,671	199	1.57%	8,778	34	1.57%
FHLB borrowings	2,459	29	4.74%	544	26	4.78%	—	—	—

Total interest bearing liabilities	234,173	1,066	1.83%	230,279	4,604	2.00%	221,362	1,204	2.21%
Demand deposits	23,488			24,157			22,370
Other liabilities	1,734			1,632			1,566

Total Liabilities	259,395			256,068			245,298
STOCKHOLDERS’ EQUITY	22,503			21,884			21,347

Total Liabilities and Stockholders’ Equity	$281,898			$277,952			$266,645

Net yield on earning assets		$2,246	3.35%		$8,715	3.29%		$2,192	3.49%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003, respectively. The effect of this adjustment is presented below.

Investment securities	$112,579	$1,037	3.70%	$117,758	$4,333	3.68%	$108,862	$1,111	4.14%
Loans	149,006	2,458	6.63%	137,826	9,720	7.05%	135,662	2,464	7.37%

Total earning assets	$269,652	$3,517	5.25%	$265,108	$14,169	5.34%	$254,380	$3,607	5.75%

Taxable equivalent net yield on earning assets		$2,451	3.66%		$9,565	3.61%		$2,403	3.83%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Balance Sheet Analysis

Investments

Investment securities decreased $4,387,157 or 3.7% from $119,245,037 at December 31, 2003, to $114,857,880 at March 31, 2004. The decline in investment securities was primarily used to fund the loan growth during the quarter.

The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 84.8% of total securities at March 31, 2004, as compared to 84.5% at December 31, 2003. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $3,777,832 or 3.3% from December 31, 2003, and represented 97.1% of the investment portfolio at March 31, 2004. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and corporate debt securities offset in part by the purchase of mortgage-backed securities. The held to maturity securities decreased $609,325 or 15.3% from December 31, 2003 and represented 2.9% of the investment portfolio as of March 31, 2004. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $1,549,093 and $997,588 at March 31, 2004 and December 31, 2003, respectively. The fair value of securities classified as held to maturity was above book value by $211,751 and $210,275 at March 31, 2004 and December 31, 2003, respectively.

Table Three

Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	March 31, 2004	December 31, 2003

Securities held to maturity:
Obligations of states and political subdivisions	$3,366	$3,976

Total held to maturity	$3,366	$3,976

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$52,235	$56,644
Obligations of states and political subdivisions	15,479	15,432
Corporate debt securities	2,971	3,987
Mortgage-backed securities	40,151	38,616
Equity Securities	656	590

Total available for sale	111,492	115,269

Total	$114,858	$119,245

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Investments – Continued

Table Four

Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2004 and December 31, 2003 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited)
	March 31, 2004				December 31, 2003
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S.
Government Agencies
Within One Year	$—	—%	$4,803	1.91%	$—	—%	$3,440	3.41%
After One But Within Five Years	—	—	36,758	2.72	—	—	42,111	2.73
After Five But Within Ten Years	—	—	10,316	3.95	—	—	10,731	4.03
After Ten Years	—	—	358	1.62	—	—	362	1.62

	—	—	52,235	2.88	—	—	56,644	3.01

States & Political Subdivisions
Within One Year	15	7.97	2,240	3.57	15	7.97	2,152	3.54
After One But Within Five Years	3,074	6.21	5,533	4.41	2,857	6.13	6,054	4.44
After Five But Within Ten Years	277	6.37	7,589	4.66	1,104	6.46	6,607	4.93
After Ten Years	—	—	117	5.50	—	—	619	3.01

	3,366	6.23	15,479	4.42	3,976	6.23	15,432	4.47

Corporate Debt Securities
Within One Year	—	—	1,364	5.82	—	—	1,000	2.60
After One But Within Five Years	—	—	1,607	5.91	—	—	2,987	5.85

	—	—	2,971	5.87	—	—	3,987	5.03
Mortgage-Backed Securities	—	—	40,151	3.65	—	—	38,616	3.91
Equity Securities	—	—	656	2.26	—	—	590	2.02

Total	$3,366	6.23%	$111,492	3.45%	$3,976	6.23%	$115,269	3.57%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased $4,439,508 or 3.0% from $146,710,494 at December 31, 2003 to $151,150,002 at March 31, 2004. The growth in the loan portfolio in the first quarter of 2004 was primarily due to an increase in commercial loans.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-four percent (44%) of the loan portfolio. Installment loans comprised thirteen percent (13%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised eight percent (8%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2003 were a 1% increase in commercial loans, and a 1% decrease in real estate residential loans.

Table Five - Loan Portfolio

Loans outstanding are as follows (in thousands):

	(Unaudited)
	March 31, 2004	December 31, 2003

Real Estate-Residential
Real estate-construction	$2,053	$1,932
Real estate-farmland	311	315
Real estate-residential	50,712	50,732

	$53,076	$52,979

Commercial
Real estate-secured by nonfarm, nonresidential	$48,252	$44,692
Commercial & industrial	18,485	18,460

	$66,737	$63,152

Installment
Installment and other loans to individuals	$18,768	$18,887

Others
Nonrated industrial development obligations	$12,597	$11,847
Other loans	160	22

	$12,757	$11,869

Total	151,338	146,887
Less unearned interest	188	176

	$151,150	$146,711

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Six

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2004 and December 31, 2003:

	(Unaudited)
	March 31, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years

Real estate construction	$728	$1,187	$138	$640	$1,172	$120
Commercial real estate - secured by nonfarm, nonresidential property	506	2,744	45,002	974	2,543	41,175
Commercial and industrial	1,798	8,181	8,506	1,691	8,206	8,563
Nonrated industrial development obligations	1,644	2,905	8,048	1,474	2,877	7,496

Total	$4,676	$15,017	$61,694	$4,779	$14,798	$57,354

The following table presents an analysis of fixed and variable rate loans as of March 31, 2004 and December 31, 2003 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)
	March 31, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years

Fixed Rates	$3,802	$8,250	$13,145	$3,449	$8,057	$12,435
Variable Rates	874	6,767	48,549	1,330	6,741	44,919

Total	$4,676	$15,017	$61,694	$4,779	$14,798	$57,354

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in Table Seven.

Total non-performing loans were $2,140,000 at March 31, 2004 as compared to $2,169,000 at December 31, 2003. The decline in loans past due 90 days or more primarily contributed to the decrease in non-performing loans. Loans past due 90 days or more and still accruing interest were $24,000 at March 31, 2004, as compared to $58,000 at December 31, 2003.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at 1.4% of total loans outstanding as of March 31, 2004, as compared to 1.4% of total loans at December 31, 2003. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans – Continued

Table Seven

Risk Elements

(dollars in thousands)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
	March 31,		December 31, 2003
	2004	2003
Past Due 90 Days or More:
Real Estate - residential	$—	$—	$52
Commercial	15	—	—
Installment	9	30	6

	$24	$30	$58

Non-accrual:
Real Estate - residential	$78	$—	$12
Commercial	2,025	1,445	2,052
Installment	1	27	35

	$2,104	$1,472	$2,099

Other Real Estate	$12	$102	$12

Total non-performing assets	$2,140	$1,604	$2,169

Total non-performing assets to total loans and other real estate	1.42%	1.19%	1.48%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $47,000, $31,400 and $173,500 for the periods ended March 31, 2004, March 31, 2003 and December 31, 2003, respectively.

As of March 31, 2004, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Eight

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	March 31,		December 31, 2003
	2004	2003
Allowance for loan losses:
Balance at beginning of period:	$2,305	$2,027	$2,027

Loans Charged Off:
Real Estate - residential	—	13	13
Commercial	140	—	77
Installment	29	6	76

	169	19	166

Recoveries:
Real Estate - residential	17	3	3
Commercial	—	—	—
Installment	5	2	6

	22	5	9

Net Charge-offs	147	14	157

Additions Charged to Operations	30	90	435

Balance at end of period:	$2,188	$2,103	$2,305

Average Loans Outstanding	$149,006	$133,662	$137,826

Ratio of net charge-offs to Average loans outstanding for the period	0.10%	0.01%	0.11%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.45%	1.56%	1.57%

The additions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. Table Eight presents a summary of the Allowance for Loan Losses.

The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

The allowance for loan losses decreased $116,653 or 5.1%, since December 31, 2003. The allowance for loan losses represented 1.5% and 1.6% of outstanding loans as of March 31, 2004 and December 31, 2003, respectively. Net loan charge-offs were $146,654 in 2004, compared to $159,067 in 2003. The net loan charge-offs during the first quarter of 2004 were primarily commercial and consumer loans. The provision for possible loan losses was $30,000 for the three month period ended March 31, 2004, compared to $90,000 at March 31, 2003. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses.

The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Nine.

Table Nine

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2003, and the three month period ended March 31, 2004. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	March 31,		December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$328	35.1%	$311	36.0%	$276	37.5%	$263	37.3%	$241	37.9%
Commercial	1,319	44.1	1,429	43.0	1,161	41.7	821	40.0	549	37.0
Installment	520	12.4	544	12.9	569	12.9	541	16.1	492	20.9
Others	21	8.4	21	8.1	21	7.9	21	6.6	20	4.2

Total	$2,188	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%	$1,302	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Holding Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $240,394,947 at March 31, 2004 as compared to $241,947,330 at December 31, 2003, a decrease of .6%. During the first quarter of 2004, the decline in deposits was primarily in noninterest bearing demand deposits, time deposits and savings deposits, offset in part by an increase in interest bearing demand deposits. During the first quarter of 2004, noninterest bearing deposits decreased $1,234,532 or 5.2% and interest bearing deposits decreased $317,851 or .2%. At March 31, 2004, noninterest bearing deposits comprised 9% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 91% of total deposits. The change in the deposit mix from December 31, 2003 to March 31, 2004 was a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Table Ten

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Unaudited)

	March 31, 2004
	Maturities of Time Deposits in Excess of $100,000
	In Three Months Or Less	Over Three And Less Than Six Months	Over Six And Less Than Twelve Months	Over Twelve Months	TOTAL

	(Expressed in Thousands)
Time Certificates of Deposit	$8,349	$968	$4,224	$9,693	$23,234

	December 31, 2003
	Maturities of Time Deposits in Excess of $100,000
	In Three Months Or Less	Over Three And Less Than Six Months	Over Six And Less Than Twelve Months	Over Twelve Months	TOTAL

	(Expressed in Thousands)
Time Certificates of Deposit	$3,327	$8,283	$3,819	$9,047	$24,476

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements are short-term borrowings. There were no Federal funds purchased at March 31, 2004. Federal funds purchased were $800,000 as of December 31, 2003. The subsidiary bank has an accommodation agreement with a commercial bank to borrow a maximum aggregate amount of $4 million which expires in June 2004. Repurchase agreements decreased $743,145 or 5.2%, from $14,288,834 at December 31, 2003 to $13,545,689 at March 31, 2004. The decrease in repurchase agreements was primarily due to decreases in balances maintained by existing customers.

Federal Home Loan Bank Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $2,454,046 at March 31, 2004 compared to $2,463,464 at December 31, 2003 with an interest rate of 4.76%. The FHLB borrowings are collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock of the subsidiary bank. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Other Assets and Other Liabilities

Changes in other assets and liabilities were the primarily the result of trade date accounting on investment securities purchases and sales. At December 31, 2003, other assets were increased by approximately $3.7 million due to sales of investment securities. At March 31, 2004, other liabilities were increased by approximately $2.9 million due to purchases of investment securities.

Capital Resources

A strong capital base is vital to continued profitability because it promotes depositor and investor confidence and provides a solid foundation for future growth. Stockholders’ equity increased 1.6% during the first three months of 2004 entirely from current earnings after quarterly dividends, and increased 1.5% resulting from the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 8.3% of total assets at March 31, 2004 as compared to 8.1% at December 31, 2003.

The Holding Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary banks. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary bank has the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

The following chart shows the regulatory capital levels for the company at March 31, 2004, and December 31, 2003:

Ratio	Minimum	March 31, 2004	Dec. 31 2003

Leverage Ratio	3%	7.2%	6.9%
Risk Based Capital
Tier 1 (core)	4%	11.5%	11.3%
Tier 2 (total)	8%	12.8%	12.5%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $111,491,520 classified as available for sale at March 31, 2004. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At March 31, 2004, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There was no short term borrowings outstanding pursuant to this agreement as of March 31, 2004.

At March 31, 2004 and December 31, 2003, the Holding Company had outstanding loan commitments and unused lines of credit totaling $29,478,000 and $28,034,000, respectively. As of March 31, 2004, management placed a high probability for required funding within one year of approximately $24.8 million. Approximately $4.2 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2004 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 5.1%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 13.4%. The Asset Liability committee believes that a 200 basis point decline in interest rates is unlikely to occur, and have determined that a 100 basis point instantaneous change may be more realistic. Therefore, the results using a +/-100 basis point interest rate scenario are presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 2.0%, and given a 100 basis point decrease scenario net interest income would be reduced by 5.3%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

Inapplicable

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8–K

(a) Reports on Form 8–K

On March 26, 2004 a report on Form 8 - K was filed which contained a press release dated March 25, 2004 that reported the earnings of First West Virginia Bancorp, Inc. for the fourth quarter and year ended December 31, 2003.

(b) Exhibits

The exhibits listed in the Exhibit Index on page 27 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Senior Vice President and Chief Financial Officer

Dated: May 12, 2004

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. – Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications – Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications – Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.