Form 10-Q
period 2004-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2004-08-11
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of August 4, 2004:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$8,566,334	$6,553,689
Due from banks - interest bearing	563,055	470,705
Federal funds sold	5,083,000	—

Total cash and cash equivalents	14,212,389	7,024,394
Investment securities:
Available-for-sale (at fair value)	104,418,709	115,269,352
Held-to-maturity (fair value of $3,494,506 and $4,185,960, respectively)	3,364,400	3,975,685
Loans	150,850,955	146,710,494
Less allowance for loan losses	(2,292,963)	(2,304,868)

Net loans	148,557,992	144,405,626
Premises and equipment, net	3,923,526	3,927,751
Accrued income receivable	1,193,628	1,275,846
Other intangible assets	325,421	369,797
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,020,461	—
Other assets	3,214,948	6,218,290

Total assets	$283,875,593	$284,110,860

LIABILITIES
Noninterest bearing deposits:
Demand	$24,218,297	$23,938,810
Interest bearing deposits:
Demand	37,375,678	37,236,254
Savings	92,047,914	89,461,195
Time	85,846,348	91,311,071

Total deposits	239,488,237	241,947,330
Federal funds purchased and securities sold under agreements to repurchase	17,414,977	15,088,834
Federal Home Loan Bank borrowings	2,444,515	2,463,464
Accrued interest payable	369,115	384,817
Other liabilities	1,615,927	1,195,800

Total liabilities	261,332,771	261,080,245

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value: 1,538,443 shares issued at June 30, 2004 and December 31, 2003	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	10,665,209	9,961,698
Accumulated other comprehensive income (loss)	(569,108)	622,196

Total stockholders’ equity	22,542,822	23,030,615

Total liabilities and stockholders’ equity	$283,875,593	$284,110,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,189,607	$2,199,262	$4,394,572	$4,426,443
Tax-exempt	154,221	150,670	306,328	292,596
Debt securities:
Taxable	747,289	775,666	1,525,953	1,597,974
Tax-exempt	151,880	172,083	306,765	345,467
Dividends	2,596	5,133	5,451	9,400
Other interest income	6,053	6,051	12,103	9,478
Interest on federal funds sold	12,357	22,306	25,105	46,120

Total interest and dividend income	3,264,003	3,331,171	6,576,277	6,727,478

INTEREST EXPENSE
Deposits	947,092	1,132,513	1,928,542	2,302,876
Federal funds purchased and repurchase agreements	63,199	37,715	118,304	71,887
FHLB borrowings	28,832	—	58,100	—

Total interest expense	1,039,123	1,170,228	2,104,946	2,374,763

Net interest income	2,224,880	2,160,943	4,471,331	4,352,715

PROVISION FOR POSSIBLE LOAN LOSSES	90,000	75,000	120,000	165,000

Net interest income after provision for possible loan losses	2,134,880	2,085,943	4,351,331	4,187,715

NONINTEREST INCOME
Service charges and other fees	209,844	182,776	402,338	349,104
Net gains on available for sale securities	6,427	105,200	3,926	105,200
Other operating income	91,326	81,956	188,187	180,746

Total noninterest income	307,597	369,932	594,451	635,050

NONINTEREST EXPENSE
Salary and employee benefits	842,019	798,380	1,733,322	1,594,124
Net occupancy expense of premises	267,188	234,278	528,513	484,113
Other operating expenses	518,994	498,924	990,500	1,002,761

Total noninterest expense	1,628,201	1,531,582	3,252,335	3,080,998

Income before income taxes	814,276	924,293	1,693,447	1,741,767

INCOME TAXES	188,697	233,564	409,128	431,567

Net income	$625,579	$690,729	$1,284,319	$1,310,200

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,538,443	1,528,443	1,538,443

EARNINGS PER COMMON SHARE	$0.41	$0.45	$0.84	$0.85

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$—	$1,218,292		$22,459,633

Comprehensive income:
Net income	—	—	—	1,310,200	—	—	$1,310,200	1,310,200
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	47,552	47,552	47,552

Comprehensive income							$1,357,752

Cash dividend ($.36 per share)	—	—	—	(553,839)	—	—		(553,839)

BALANCE, JUNE 30, 2003	1,538,443	$7,692,215	$4,982,606	$9,322,881	$—	$1,265,844		$23,263,546

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615

Comprehensive income:
Net income	—	—	—	1,284,319	—	—	$1,284,319	1,284,319
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(1,191,304)	(1,191,304)	(1,191,304)

Comprehensive income							$93,015

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2004	1,538,443	$7,692,215	$4,982,606	$10,665,209	$(228,100)	$(569,108)		$22,542,822

	For the Six Months Ended June 30,
	2004	2003
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses)arising during the period	$(1,188,855)	$113,165
Less reclassification adjustment for gains included in net income	2,449	65,613

Net unrealized gains (losses) on securities	$(1,191,304)	$47,552

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,284,319	$1,310,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,000	165,000
Depreciation and amortization	221,843	217,625
Amortization of investment securities, net	320,700	454,112
Investment security gains	(3,926)	(105,200)
Gain on sales of premises and equipment	(3,726)	(436)
Decrease (increase) in interest receivable	82,218	(22,662)
Decrease in interest payable	(15,702)	(77,292)
Other, net	(275,605)	(576,718)

Net cash provided by operating activities	1,730,121	1,364,629

INVESTING ACTIVITIES
Net increase in loans, net of charge-offs	(4,313,594)	(1,710,732)
Proceeds from sales of securities available-for-sale	5,391,911	3,032,086
Proceeds from maturities of securities available-for-sale	31,807,993	58,948,000
Proceeds from maturities of securities held-to-maturity	610,000	2,485,000
Principal collected on mortgage-backed securities	10,150,600	20,386,890
Purchases of securities available-for-sale	(34,328,041)	(91,937,654)
Recoveries on loans previously charged-off	41,228	7,167
Purchases of premises and equipment	(183,617)	(92,110)
Purchase of bank owned life insurance	(3,020,461)	—
Proceeds from sales of premises and equipment	14,101	159,471

Net cash used in (provided by) investing activities	6,190,581	(8,721,882)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,459,093)	8,679,902
Dividends paid	(580,808)	(553,839)
Increase in short-term borrowings	2,326,143	535,119
Decrease in FHLB borrowings	(18,949)	—

Net cash provided by (used in) financing activities	(732,707)	8,661,182

INCREASE IN CASH AND CASH EQUIVALENTS	7,187,995	1,303,929

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,024,394	12,500,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,212,389	$13,804,425

Supplemental Disclosures:
Cash Paid for Interest	$2,120,649	$2,452,055
Cash Paid for Income Taxes	$551,571	$354,599

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 AND 2003

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

June 30, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed. Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,292,963 at June 30, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended June 30, 2004 and 2003 and $44,376 in both of the six months ended June 30, 2004 and 2003. The unamortized balance from the purchase of these core deposit intangible assets is $325,421 and $369,797 at June 30, 2004 and December 31, 2003, respectively.

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

Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended June 30, 2004, and 2003.

	For the three months ended June 30, 2004	For the three months ended June 30, 2003
Net income	$625,579	$690,729
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities net of reclassification adjustment	(1,535,278)	231,824

Comprehensive Income (Loss)	$(909,699)	$922,553

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s disclosure requirements.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Holding Company), and its subsidiary for the three and six months ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2003.

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

OVERVIEW

The Holding Company reported net income of $1,284,319 or $.84 per share for the six months ended June 30, 2004 compared to $1,310,200 or $.85 per share for the same period during 2003. The decrease of $25,881 or 2.0% in earnings was primarily due to the increase in operating expenses and the decrease in noninterest income, offset in part by the increase in net interest income and the decrease in the provision for loan losses for the six months ended June 30, 2004 as compared to the same period in 2003. The Holding Company’s return on average assets (ROA) was .92% for the first six months of 2004 as compared to .98% for the same period in 2003. The annualized return on average equity (ROE) was 11.38% for the first six months of 2004 as compared to 12.28% for the same period in 2003.

For the second quarter of 2004, net income was $625,579 or $.41 per share as compared to $690,729 or $.45 per share for the same period in 2003. The decrease in earnings of $65,150 or 9.4% was primarily due to the increase in operating expenses and the increase in the provision for loan losses combined with the decrease in noninterest income, offset in part by the increase in net interest income. The ROA was .89% for the three months ended June 30, 2004 as compared to 1.01% for the same period of the prior year. For the three months ended June 30, 2004 compared to June 30, 2003, the ROE was 11.00% and 12.78%, respectively.

During the second quarter of 2004 the Holding Company’s subsidiary bank purchased life insurance policies on its key officers. The insurance policies were purchased primarily to help offset rising health care costs. The subsidiary bank is the beneficiary of the policies. The life insurance policies had an aggregate cash surrender value of $3,020,461 at June 30, 2004.

The Holding Company ended the second quarter of 2004 with total assets of $283,875,593. Loans increased during the first six months of 2004 by $4,140,461, or 2.8%, to $150,850,955. Total deposits decreased by $2,459,093, or 1.0% since December 31, 2003 and was primarily due to a decrease in time deposits.

The allowance for loan losses amounted to $2,292,963 or 1.5% of total loans at June 30, 2004, compared to $2,304,868 or 1.6% of total loans at December 31, 2003. Non-performing assets were $2,195,000 at June 30, 2004, as compared to $2,169,000 at December 31, 2003.

Table One is a summary of Selected Financial Data of the Holding Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One
SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2004	2003	2004	2003	2003	2002	2001
SUMMARY OF OPERATIONS
Total interest income	$3,264	$3,331	$6,576	$6,728	$13,319	$14,309	$14,772
Total interest expense	1,039	1,170	2,105	2,375	4,603	5,101	6,422
Net interest income	2,225	2,161	4,471	4,353	8,716	9,208	8,350
Provision for loan losses	90	75	120	165	435	540	573
Total other income	307	370	594	635	1,346	1,033	942
Total other expenses	1,628	1,532	3,252	3,081	6,342	6,062	5,324
Income before income taxes	814	924	1,693	1,742	3,285	3,639	3,395
Net income	625	691	1,284	1,310	2,518	2,674	2,412
PER SHARE DATA
Net income	$0.41	$0.45	$0.84	$0.85	$1.64	$1.74	$1.57
Cash dividends declared	0.19	0.18	0.38	0.36	0.73	0.69	0.68
Book value per share	14.75	15.12	14.75	15.12	15.07	14.60	13.16
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$150,554	$135,871	$149,780	$135,767	$137,826	$131,383	$118,224
Investment securities	109,233	115,622	110,906	112,261	117,758	93,962	73,639
Deposits - interest bearing	215,717	217,596	216,888	215,103	217,064	200,170	168,820
Stockholders’ equity	22,844	21,691	22,697	21,520	21,884	20,302	18,902
Total assets	282,342	273,845	282,144	270,265	277,952	252,543	217,006
SELECTED RATIOS
Return on average assets	0.89%	1.01%	0.92%	0.98%	0.91%	1.06%	1.11%
Return on average equity	11.00%	12.78%	11.38%	12.28%	11.51%	13.17%	12.76%
Average equity to average assets	8.09%	7.92%	8.04%	7.96%	7.87%	8.04%	8.71%
Dividend payout ratio	46.34%	40.00%	45.24%	42.35%	44.51%	39.66%	43.31%
Loan to Deposit ratio	62.99%	57.65%	62.99%	57.65%	60.64%	59.11%	59.35%

BALANCE SHEET

	(Unaudited) June 30,		December 31,
	2004	2003	2003	2002	2001
Investments	$107,783	$114,888	$119,245	$108,065	$82,202
Loans	150,851	138,395	146,711	136,772	120,944
Other assets	25,242	20,975	18,155	19,517	28,884

Total Assets	$283,876	$274,258	$284,111	$264,354	$232,030

Deposits	$239,488	$240,055	$241,947	$231,376	$203,772
Federal funds purchased and repurchase agreements	17,415	9,573	15,089	9,038	6,538
FHLB borrowings	2,445	—	2,464	—	—
Other liabilities	1,985	1,366	1,580	1,480	1,471
Stockholders’ equity	22,543	23,264	23,031	22,460	20,249

Total Liabilities and Stockholders’ equity	$283,876	$274,258	$284,111	$264,354	$232,030

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheets and an interest rate analysis for the three and six months ended June 30, 2004 and 2003.

For the six months ended June 30, 2004, net interest income was $4,471,331, an increase of $118,616 or 2.7%, from the same period in 2003. The increase in net interest income was primarily due to the decrease in interest paid on deposit liabilities, offset in part by a decline in the interest earned on loans and investment securities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.65% for the six months ended June 30, 2004, as compared to 3.61% at December 31, 2003.

During the six months ended June 30, 2004, interest expense decreased $269,817 or 11.4% as compared to the same period in 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by an increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense. The average yield paid on interest bearing liabilities decreased .19%, from 2.00% at December 31, 2003 to 1.81% at June 30, 2004. The decrease in the average yield on interest bearing liabilities was primarily due to the decrease in the interest rates paid on time deposits and savings deposits.

Interest income decreased $151,201 or 2.3% for the first six months of 2004 compared to the same period of the prior year. Interest income on investment securities decreased $110,723 or 5.7% during the six months ended June 30, 2004 over 2003 and was primarily the result of the decline in the average volume of investment securities. Interest and fees on loans decreased $18,139 or .4% for the six month period ended June 30, 2004 as compared to the same period in 2003. The decrease in interest and fees on loans was primarily due to the decline in the yield earned on loans. The taxable equivalent yield on loans decreased from 7.05% at December 31, 2003 to 6.59% at June 30, 2004.

For the three months ended June 30, 2004, net interest income was $2,224,880, an increase of $63,937 or 3.0%, from the same period in 2003. Net interest income increased during the second quarter of 2004 compared to the same period in 2003 primarily from the decline in the interest rates paid on deposit liabilities, offset in part by the decrease in interest income on investment securities. During the three months ended June 30, 2004, interest expense decreased $131,105 or 11.2% as compared to the same period in 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by an increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense during the second quarter of 2004. Interest income on investment securities decreased $48,580 or 5.1% during the three months ended June 30, 2004 over 2003. The decrease in the average volume of investment securities primarily contributed to the decrease in net interest income during the second quarter of 2004.

Noninterest Income

Non interest income decreased $40,599 or 6.4% for the six months ended June 30, 2004 as compared to same period of the prior year. The decrease in noninterest income was primarily due to decline in gains on sales of investment securities, offset in part by increases in service charges and other operating income.

Sales of investment securities for the six months ended June 30, 2004 were primarily the result of sales by the Company. The Company accounted for securities gains of $12,533 and securities losses of $8,607 during the six month period ended June 30, 2004 and securities gains of $120,656 and securities losses of $15,456 during the period ended June 30, 2003 and those sales were attributable to sales of marketable equity securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Noninterest Income (Continued)

Service charges increased $53,234 during the six months ended June 30, 2004, up 15.3%, from the same period in 2003. The increase in service charges primarily resulted from an increase in the number of charges assessed on deposit accounts combined with an increase in the number of deposit holders compared to the prior year.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2004, other operating income increased $7,441 or 4.1% compared to the same period in 2003. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers and the increase in checkbook income, offset in part by a decrease in ATM fees and utility collection fees.

For the second quarter of 2004, non interest income decreased $62,335 or 16.9% as compared to same period of the prior year. The decrease in noninterest income was primarily due to decline in gains on sales of investment securities, offset in part by increases in service charges and other operating income. Sales of investment securities for the three month period ended June 30, 2004 and June 30, 2003 were primarily the result of sales by the subsidiary bank. The subsidiary bank accounted for securities gains of $12,477 and securities losses of $6,028 during the period ended June 30, 2004 and securities gains of $118,944 and securities losses of $1,607 during the period ended June 30, 2003 and those sales were attributable to sales of securities available for sale.

Service charges increased $27,068 during the three months ended June 30, 2004, up 14.8%, from the same period in 2003. During the second quarter of 2004, other operating income increased $9,370 or 11.4% compared to the same period in 2003. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance and the increase in checkbook income, offset in part by decreases in ATM fees, utility collection fees, credit card fees and safe deposit box rental income.

Non-Interest Expense

Noninterest expense increased $171,337 or 5.6% for the six months ended June 30, 2004 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits and net occupancy expense. Salary and employee benefits increased $139,198 or 8.7% during the six months ended June 30, 2004 over the same period in 2003. The increased salary and employee benefit expense in 2004 compared to 2003 was primarily due to the hiring of additional personnel to enhance lending operations, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $44,400 or 9.2% during the six months ended June 30, 2004 compared to the same period in 2003. Increased equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2004 as compared to 2003. The Company incurred additional maintenance costs with the operation of the internet web site and online banking program in 2004 compared to 2003. Other operating expenses decreased $12,261 or 1.2% for the six months ended June 30, 2004 over 2003. Other operating expenses primarily declined due to decreases in stationery and supplies expense, regulatory assessments, postage expense, other expenses and service expense, offset in part by increases in advertising expense, director fees and other taxes.

For the three months ended June 30, 2004, noninterest expense increased $96,619 or 6.3% as compared to the same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits and occupancy expense. Salary and employee benefits increased $43,639 or 5.5% during the three months ended June 30, 2004 over the same period in 2003. The increase in salary and employee benefits was primarily due to the hiring of additional loan personnel, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $32,910 or 14.1% during the three months ended June 30, 2004 compared to the same period in 2003. Increased equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses. Additional maintenance costs were incurred by the Company with the operation of the internet web site and online banking program in 2004 compared to 2003. Other operating expenses increased $20,070 or 4.0% for the three months ended June 30, 2004 over 2003. Increases in advertising expense, other taxes, other expenses and service expense, offset in part by decreases in stationery and supplies expense, regulatory assessments, postage expense, and director fees primarily contributed to the increase in other operating expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Income Taxes

Income tax expense for the six month period ended June 30, 2004 was $409,128, a decrease of 5.2% compared to the same period in 2003. Income tax expense declined primarily due to the decrease in pre-taxable income of $48,320 during the first six months of 2004 over the same period in 2003. Components of the income tax expense for June 30, 2004 were $336,837 for federal taxes and $72,291 for West Virginia corporate net income taxes.

Income tax expense for the three months ended June 30, 2004 was $188,697, a decrease of 19.2% compared to the same period in 2003. Income tax expense declined primarily due to the decrease in pre-taxable income of $110,017 or 11.9% during the second quarter of 2004 as compared to 2003.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $306,101 and $322,753 for the three month periods ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, tax-exempt income was $613,093 and $638,063, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and six months ended June 30, 2004 and 2003 and for the year ended December 31, 2003.

Table Two Average Balance Sheets and Interest Rate Analysis

(dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003. Average balance sheet information as of June 30, 2004 and June 30, 2003 and December 31, 2003 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) June 30, 2004			December 31, 2003			(Unaudited) June 30, 2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$49,175	$744	3.04%	$46,358	$1,407	3.04%	$40,065	$639	3.22%
Mortgage backed securities	39,321	653	3.34%	44,504	1,381	3.10%	45,714	747	3.30%
Obligations of states and political subdivisions	18,937	341	3.62%	20,259	743	3.67%	19,584	373	3.84%
Other securities	3,473	95	5.50%	6,637	343	5.17%	6,898	184	5.38%

Total Investment securities:	110,906	1,833	3.32%	117,758	3,874	3.29%	112,261	1,943	3.49%
Interest bearing deposits	1,468	6	0.82%	1,721	16	0.93%	696	4	1.16%
Federal funds sold	5,642	25	0.89%	6,913	72	1.04%	8,186	46	1.13%
Loans, net of unearned income	149,780	4,701	6.31%	137,826	9,329	6.77%	135,767	4,719	7.01%
Other earning assets	933	11	2.37%	890	28	3.15%	838	15	3.61%

Total earning assets	268,729	6,576	4.92%	265,108	13,319	5.02%	257,748	6,727	5.26%

Cash and due from banks	5,676			5,822			5,396
Bank premises and equipment	3,870			4,019			4,076
Other assets	6,131			5,110			5,135
Allowance for loan losses	(2,262)			(2,107)			(2,090)

Total Assets	$282,144			$277,952			$270,265

LIABILITIES
Time deposits	$89,842	$1,436	3.21%	$94,156	$3,285	3.49%	$95,849	$1,734	3.65%
Savings deposits	88,506	436	0.99%	86,322	952	1.10%	84,431	501	1.20%
Interest bearing demand deposits	38,540	57	0.30%	36,586	142	0.39%	34,823	68	0.39%
Federal funds purchased and repurchase agreements	14,580	118	1.63%	12,671	199	1.57%	9,369	72	1.55%
FHLB borrowings	2,454	58	4.75%	544	26	4.78%	—	—	—

Total interest bearing liabilities	233,922	2,105	1.81%	230,279	4,604	2.00%	224,472	2,375	2.13%
Demand deposits	23,852			24,157			22,718
Other liabilities	1,673			1,632			1,555

Total Liabilities	259,447			256,068			248,745
STOCKHOLDERS’ EQUITY	22,697			21,884			21,520

Total Liabilities and Stockholders’ Equity	$282,144			$277,952			$270,265

Net yield on earning assets		$4,471	3.35%		$8,715	3.29%		$4,352	3.40%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003, respectively. The effect of this adjustment is presented below.

Investment securities	$110,906	$2,037	3.69%	$117,758	$4,333	3.68%	$112,261	$2,174	3.91%
Loans	149,780	4,905	6.59%	137,826	9,720	7.05%	135,767	4,914	7.30%

Total earning assets	$268,729	$6,984	5.23%	$265,108	$14,169	5.34%	$257,748	$7,153	5.60%

Taxable equivalent net yield on earning assets		$4,879	3.65%		$9,565	3.61%		$4,778	3.74%

Table Three Average Balance Sheets and Interest Rate Analysis

(dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2004 and 2003. Average balance sheet information as of June 30, 2004 and June 30, 2003 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2004 and 2003.

	(Unaudited) June 30, 2004			(Unaudited) June 30, 2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$45,205	$344	3.06%	$41,549	$318	3.07%
Mortgage backed securities	41,621	339	3.28%	47,576	353	2.98%
Obligations of states and political subdivisions	18,994	169	3.58%	19,687	186	3.79%
Other securities	3,413	47	5.54%	6,810	91	5.36%

Total Investment securities:	109,233	899	3.31%	115,622	948	3.29%
Interest bearing deposits	1,556	3	0.78%	1,177	3	1.02%
Federal funds sold	5,545	13	0.94%	7,719	22	1.14%
Loans, net of unearned income	150,554	2,344	6.26%	135,871	2,350	6.94%
Other earning assets	919	5	2.19%	852	8	3.77%

Total earning assets	267,807	3,264	4.90%	261,241	3,331	5.11%
Cash and due from banks	5,828			5,495
Bank premises and equipment	3,848			4,032
Other assets	7,104			5,190
Allowance for loan losses	(2,245)			(2,113)

Total Assets	$282,342			$273,845

LIABILITIES
Time deposits	$88,439	$702	3.19%	$95,139	$846	3.57%
Savings deposits	88,308	217	0.99%	87,029	255	1.18%
Interest bearing demand deposits	38,970	28	0.29%	35,428	32	0.36%
Federal funds purchased and repurchase agreements	15,505	63	1.63%	9,953	38	1.53%
FHLB borrowings	2,449	29	4.76%	—	—	—

Total interest bearing liabilities	233,671	1,039	1.79%	227,549	1,171	2.06%
Demand deposits	24,215			23,062
Other liabilities	1,612			1,543

Total Liabilities	259,498			252,154
STOCKHOLDERS’ EQUITY	22,844			21,691

Total Liabilities and Stockholders’ Equity	$282,342			$273,845

Net yield on earning assets		$2,225	3.34%		$2,160	3.32%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2004 and 2003, respectively. The effect of this adjustment is presented below.

Investment securities	$109,233	$1,000	3.68%	$115,622	$1,062	3.68%
Loans	150,554	2,447	6.54%	135,871	2,450	7.23%

Total earning assets	$267,807	$3,468	5.21%	$261,241	$3,545	5.44%

Taxable equivalent net yield on earning assets		$2,429	3.65%		$2,374	3.64%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Balance Sheet Analysis

Investments

Investment securities decreased $11,461,928 or 9.6% from December 31, 2003, to June 30, 2004. The decline in investment securities was primarily used in part to fund the additional loan growth.

The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 81.8% of total securities at June 30, 2004, as compared to 84.5% at December 31, 2003. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $10,850,643 or 9.4% from December 31, 2003, and represented 96.9% of the investment portfolio at June 30, 2004. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and corporate debt securities offset in part by the purchase of obligations of states and political subdivisions and mortgage-backed securities. The held to maturity securities decreased $611,285 or 15.4% from December 31, 2003 and represented 3.1% of the investment portfolio as of June 30, 2004. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $912,471 at June 30, 2004 and increased by $997,588 at December 31, 2003. The fair value of securities classified as held to maturity was above book value by $130,106 and $210,275 at June 30, 2004 and December 31, 2003, respectively.

Table Four

Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	June 30, 2004	December 31, 2003
Securities held to maturity:
Obligations of states and political subdivisions	$3,364	$3,976

Total held to maturity	$3,364	$3,976

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$44,056	$56,644
Obligations of states and political subdivisions	17,383	15,432
Corporate debt securities	2,906	3,987
Mortgage-backed securities	39,431	38,616
Equity Securities	643	590

Total available for sale	104,419	115,269

Total	$107,783	$119,245

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Investments - Continued

Table Five

Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2004 and December 31, 2003 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) June 30, 2004				December 31, 2003
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$3,806	2.25%	$—	—%	$3,440	3.41%
After One But Within Five Years	—	—	31,397	2.93	—	—	42,111	2.73
After Five But Within Ten Years	—	—	8,499	4.24	—	—	10,731	4.03
After Ten Years	—	—	354	1.07	—	—	362	1.62

	—	—	44,056	3.11	—	—	56,644	3.01
States & Political Subdivisions
Within One Year	15	7.97	1,980	3.77	15	7.97	2,152	3.54
After One But Within Five Years	3,072	6.27	6,114	4.39	2,857	6.13	6,054	4.44
After Five But Within Ten Years	277	6.43	7,784	5.03	1,104	6.46	6,607	4.93
After Ten Years	—	—	1,505	6.15	—	—	619	3.01

	3,364	6.29	17,383	4.76	3,976	6.23	15,432	4.47
Corporate Debt Securities
Within One Year	—	—	1,854	6.16	—	—	1,000	2.60
After One But Within Five Years	—	—	1,052	5.68	—	—	2,987	5.85

	—	—	2,906	5.99	—	—	3,987	5.03
Mortgage-Backed Securities	—	—	39,431	3.98	—	—	38,616	3.91
Equity Securities	—	—	643	2.21	—	—	590	2.02

Total	$3,364	6.29%	$104,419	3.79%	$3,976	6.23%	$115,269	3.57%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased $4,140,461 or 2.8% from December 31, 2003 to June 30, 2004. The growth in the loan portfolio in the first six months of 2004 was primarily due to the increase in commercial loans and other loans.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-four percent (44%) of the loan portfolio. Installment loans comprised twelve percent (12%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2003 were a 1% increase in commercial loans, a 1% increase in other loans, a 1% decrease in real estate residential loans and a 1% decrease in installment loans.

Table Six - Loan Portfolio

Loans outstanding are as follows (in thousands):

	(Unaudited)
	June 30, 2004	December 31, 2003
Real Estate - Residential
Real estate-construction	$2,163	$1,932
Real estate-farmland	283	315
Real estate-residential	50,436	50,732

	$52,882	$52,979

Commercial
Real estate-secured by nonfarm, nonresidential	$48,307	$44,692
Commercial & industrial	17,767	18,460

	$66,074	$63,152

Installment
Installment and other loans to individuals	$18,683	$18,887

Others
Nonrated industrial development obligations	$13,383	$11,847
Other loans	27	22

	$13,410	$11,869

Total	151,049	146,887
Less unearned interest	198	176

	$150,851	$146,711

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2004 and December 31, 2003:

	(Unaudited) June 30, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$695	$1,184	$284	$640	$1,172	$120
Commercial real estate- secured by nonfarm, nonresidential property	145	2,087	46,075	974	2,543	41,175
Commercial and industrial	1,518	7,664	8,585	1,691	8,206	8,563
Nonrated industrial development obligations	1,641	3,893	7,849	1,474	2,877	7,496

Total	$3,999	$14,828	$62,793	$4,779	$14,798	$57,354

The following table presents an analysis of fixed and variable rate loans as of June 30, 2004 and December 31, 2003 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited) June 30, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,334	$8,638	$12,975	$3,449	$8,057	$12,435
Variable Rates	665	6,190	49,818	1,330	6,741	44,919

Total	$3,999	$14,828	$62,793	$4,779	$14,798	$57,354

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in Table Eight.

Total non-performing loans were $2,195,000 at June 30, 2004 as compared to $2,169,000 at December 31, 2003. The increase in loans past due 90 days or more primarily contributed to the increase in non-performing loans. Loans past due 90 days or more and still accruing interest were $178,000 at June 30, 2004, as compared to $58,000 at December 31, 2003.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at 1.3% of total loans outstanding as of June 30, 2004, as compared to 1.4% of total loans at December 31, 2003. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans - Continued

Table Eight

Risk Elements

(dollars in thousands)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited) June 30,		December 31, 2003
	2004	2003
Past Due 90 Days or More:
Real Estate - residential	$166	$85	$52
Commercial	—	—	—
Installment	12	10	6

	$178	$95	$58

Non-accrual:
Real Estate - residential	$12	$—	$12
Commercial	1,985	1,296	2,052
Installment	20	2	35

	$2,017	$1,298	$2,099

Other Real Estate	$—	$10	$12

Total non-performing assets	$2,195	$1,403	$2,169

Total non-performing assets to total loans and other real estate	1.46%	1.01%	1.48%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $91,800, $45,800 and $173,500 for the periods ended June 30, 2004, June 30, 2003 and December 31, 2003, respectively. As of June 30, 2004, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Nine

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) June 30,		December 31,
	2004	2003	2003
Allowance for loan losses:
Balance at beginning of period:	$2,305	$2,027	$2,027

Loans Charged Off:
Real Estate - residential	—	13	13
Commercial	140	40	77
Installment	33	34	76

	173	87	166

Recoveries:
Real Estate - residential	17	3	3
Commercial	13	—	—
Installment	11	4	6

	41	7	9

Net Charge-offs	132	80	157

Additions Charged to Operations	120	165	435

Balance at end of period:	$2,293	$2,112	$2,305

Average Loans Outstanding	$149,780	$135,767	$137,826

Ratio of net charge-offs to Average loans outstanding for the period	0.09%	0.06%	0.11%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.52%	1.53%	1.57%

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

The allowance for loan losses decreased $11,905 or .5%, since December 31, 2003. The allowance for loan losses represented 1.5% and 1.6% of outstanding loans as of June 30, 2004 and December 31, 2003, respectively. Net loan charge-offs were $131,905 for the six month period ended June 30, 2004, compared to $157,037 in 2003. The net loan charge-offs during the first six months of 2004 were primarily commercial and consumer loans. The provision for possible loan losses was $120,000 for the six month period ended June 30, 2004, compared to $165,000 at June 30, 2003. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2003, and the six month period ended June 30, 2004. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	June 30, 2004		December 31,
			2003		2002		2001		2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$328	35.0%	$311	36.0%	$276	37.5%	$263	37.3%	$241	37.9%
Commercial	1,422	43.8	1,429	43.0	1,161	41.7	821	40.0	549	37.0
Installment	522	12.4	544	12.9	569	12.9	541	16.1	492	20.9
Others	21	8.8	21	8.1	21	7.9	21	6.6	20	4.2

Total	$2,293	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%	$1,302	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Holding Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $239,488,237 at June 30, 2004 as compared to $241,947,330 at December 31, 2003, a decrease of 1.0%. Since year end the decline in deposits was primarily in time deposits, offset in part by increases in interest bearing and noninterest bearing demand deposits and savings deposits. Time deposits decreased $5,464,723 or 6.0% during the first six months of 2004. At June 30, 2004, noninterest bearing deposits comprised 10% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 90% of total deposits. There was no change in the deposit mix from December 31, 2003 to June 30, 2004.

Table Eleven

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Expressed in thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
	June 30, 2004	December 31, 2003
Three Months or Less	$1,170	$3,327
Over Three and Less than Six Months	3,386	8,283
Over Six and Less than Twelve Months	4,300	3,819
Over Twelve Months	10,522	9,047

Total	$19,378	$24,476

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements are short-term borrowings. There were no Federal funds purchased at June 30, 2004. Federal funds purchased were $800,000 as of December 31, 2003. Repurchase agreements increased $3,126,143 or 21.9%, from $14,288,834 at December 31, 2003 to $17,414,977 at June 30, 2004. The balance of Repurchase agreements increased primarily due to the addition of one new commercial customer.

Federal Home Loan Bank Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $2,444,515 at June 30, 2004 compared to $2,463,464 at December 31, 2003 with an interest rate of 4.76%. The FHLB borrowings are collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock of the subsidiary bank. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment.

Other Assets and Other Liabilities

Changes in other assets and liabilities were primarily the result of trade date accounting on investment securities purchases and sales. At December 31, 2003, other assets were increased by approximately $3.7 million due to sales of investment securities. At June 30, 2004, other liabilities were increased by approximately $686,000 due to purchases of investment securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Capital Resources

Stockholders’ equity increased 3.1% during the six month period ended June 30, 2004 entirely from current earnings after quarterly dividends, and decreased 5.2% resulting from the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 7.9% of total assets at June 30, 2004 as compared to 8.1% at December 31, 2003.

The Holding Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary bank has the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

The following chart shows the regulatory capital levels for the company at June 30, 2004, and December 31, 2003:

		June 30, 2004	Dec 31, 2003
Ratio	Minimum
Leverage Ratio	3%	7.0%	6.9%
Risk Based Capital
Tier 1 (core)	4%	11.3%	11.3%
Tier 2 (total)	8%	12.6%	12.5%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $104,418,709 classified as available for sale at June 30, 2004. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Holding Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At June 30, 2004, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There was no short term borrowings outstanding pursuant to this agreement as of June 30, 2004.

At June 30, 2004 and December 31, 2003, the Holding Company had outstanding loan commitments and unused lines of credit totaling $18,656,000 and $28,034,000, respectively. As of June 30, 2004, management placed a high probability for required funding within one year of approximately $13.4 million. Approximately $4.8 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2004 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 7.6%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 12.2%. The Asset Liability committee believes that a 200 basis point decline in interest rates is unlikely to occur, and have determined that a 100 basis point instantaneous change may be more realistic. Therefore, the results using a +/-100 basis point interest rate scenario are presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 3.5%, and given a 100 basis point decrease scenario there would be no effect on net interest income. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. The matters discussed in 4c. were submitted to a vote of security holders at the April 13, 2004, Annual Meeting of Shareholders.

b. Inapplicable

c. Election of Directors

The following directors were elected to the Board of Directors as Class III, for terms expiring at the annual meeting in 2007: Nada E. Beneke, R. Clark Morton, and William G. Petroplus.

The results of the election were as follows:

SHARES VOTED

NAME	For		Against/ Withheld	Abstentions Broker Non-Votes

Nada E. Beneke	1,347,962	*	26,399	0
R. Clark Morton	1,326,983	*	47,378	0
William G. Petroplus	1,336,570	*	37,791	0

*	Cumulative Shares Voted

Continuing directors were as follows:

Terms Expiring
Charles K. Graham	2005
Laura G. Inman	2005
Sylvan J. Dlesk	2006
James C. Inman, Jr.	2006
Thomas A. Noice	2006
Nada E. Beneke	2007
R. Clark Morton	2007
William G. Petroplus	2007

FIRST WEST VIRGINIA BANCORP, INC.

PART II

Item 4 Submission of Matters to Vote of Security Holders (Continued)

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Inapplicable Reports on Form 8-K

(a)	Reports on Form 8-K

On May 13, 2004 a report on Form 8-K was filed which contained a press release dated May 12, 2004 that reported the earnings of First West Virginia Bancorp, Inc. for the first quarter ended March 31, 2004.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 31 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: July 30, 2004

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