Form 10-Q
period 2004-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2004-11-15
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the issuer’s common stock as of November 8, 2004:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,307,685	$6,553,689
Due from banks - interest bearing	517,733	470,705
Federal funds sold	6,066,000	—

Total cash and cash equivalents	12,891,418	7,024,394
Investment securities:
Available-for-sale (at fair value)	106,407,520	115,269,352
Held-to-maturity (fair value of $3,502,228 and $4,185,960, respectively)	3,362,457	3,975,685
Loans	155,633,413	146,710,494
Less allowance for loan losses	(2,263,158)	(2,304,868)

Net loans	153,370,255	144,405,626
Premises and equipment, net	3,898,592	3,927,751
Accrued income receivable	1,453,499	1,275,846
Other intangible assets	303,234	369,797
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,050,032	—
Other assets	2,860,054	6,218,290

Total assets	$289,241,180	$284,110,860

LIABILITIES
Noninterest bearing deposits:
Demand	$25,775,344	$23,938,810
Interest bearing deposits:
Demand	38,663,148	37,236,254
Savings	89,718,539	89,461,195
Time	86,574,696	91,311,071

Total deposits	240,731,727	241,947,330
Federal funds purchased and securities sold under agreements to repurchase	19,752,939	15,088,834
Federal Home Loan Bank borrowings	2,434,871	2,463,464
Accrued interest payable	374,078	384,817
Other liabilities	2,005,327	1,195,800

Total liabilities	265,298,942	261,080,245

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value: 1,538,443 shares issued at September 30, 2004 and December 31, 2003	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	11,082,777	9,961,698
Accumulated other comprehensive income	412,740	622,196

Total stockholders’ equity	23,942,238	23,030,615

Total liabilities and stockholders’ equity	$289,241,180	$284,110,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,297,095	$2,228,765	$6,691,667	$6,655,208
Tax-exempt	163,317	148,685	469,645	441,281
Debt securities:
Taxable	761,919	726,989	2,287,872	2,324,963
Tax-exempt	178,706	180,464	485,471	525,931
Dividends	2,435	3,696	7,886	13,096
Other interest income	4,785	6,494	16,888	15,972
Federal funds sold	20,287	17,280	45,392	63,400

Total interest and dividend income	3,428,544	3,312,373	10,004,821	10,039,851

INTEREST EXPENSE
Deposits	943,531	1,070,245	2,872,073	3,373,121
Federal funds purchased and repurchase agreements	76,285	55,009	194,589	126,896
FHLB borrowings	29,043	1,364	87,143	1,364

Total interest expense	1,048,859	1,126,618	3,153,805	3,501,381

Net interest income	2,379,685	2,185,755	6,851,016	6,538,470

PROVISION FOR POSSIBLE LOAN LOSSES	90,000	45,000	210,000	210,000

Net interest income after provision for possible loan losses	2,289,685	2,140,755	6,641,016	6,328,470

NONINTEREST INCOME
Service charges and other fees	200,174	198,908	602,512	548,012
Net gains (losses) on available for sale securities	(880)	8	3,046	105,208
Other operating income	136,234	112,377	324,421	293,123

Total noninterest income	335,528	311,293	929,979	946,343

NONINTEREST EXPENSE
Salary and employee benefits	913,492	931,154	2,646,814	2,525,278
Net occupancy expense of premises	250,542	233,953	779,055	718,066
Other operating expenses	543,776	494,366	1,534,276	1,497,127

Total noninterest expense	1,707,810	1,659,473	4,960,145	4,740,471

Income before income taxes	917,403	792,575	2,610,850	2,534,342

INCOME TAXES	209,430	183,652	618,558	615,219

Net income	$707,973	$608,923	$1,992,292	$1,919,123

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,538,443	1,528,443	1,538,443

EARNINGS PER COMMON SHARE	$0.46	$0.40	$1.30	$1.25

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total

	Shares	Amount
BALANCE, DECEMBER 31, 2002	1,538,443	$7,692,215	$4,982,606	$8,566,520	$—	$1,218,292		$22,459,633
Comprehensive income:
Net income	—	—	—	1,919,123	—	—	$1,919,123	1,919,123
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(540,108)	(540,108)	(540,108)

Comprehensive income							$1,379,015

Cash dividend ($.54 per share)	—	—	—	(830,759)	—	—		(830,759)

BALANCE, SEPTEMBER 30, 2003	1,538,443	$7,692,215	$4,982,606	$9,654,884	$—	$678,184		$23,007,889

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total

	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615
Comprehensive income:
Net income	—	—	—	1,992,292	—	—	$1,992,292	1,992,292
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(209,456)	(209,456)	(209,456)

Comprehensive income							$1,782,836

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2004	1,538,443	$7,692,215	$4,982,606	$11,082,777	$(228,100)	$412,740		$23,942,238

	For the Nine Months Ended September 30,
	2004	2003
Disclosure of reclassification amount, net of tax:
Unrealized holding (losses) arising during the period	$(207,556)	$(474,490)
Less reclassification adjustment for gains included in net income	1,900	65,618

Net unrealized (losses) on securities	$(209,456)	$(540,108)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,992,292	$1,919,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	210,000	210,000
Depreciation and amortization	328,895	325,862
Amortization of investment securities, net	446,555	763,749
Investment security gains	(3,046)	(105,208)
Gain on sales of premises and equipment	(3,726)	(436)
Increase in interest receivable	(177,653)	(263,860)
Decrease in interest payable	(10,739)	(88,801)
Other, net	(461,849)	(523,221)

Net cash provided by operating activities	2,320,729	2,237,208

INVESTING ACTIVITIES
Net increase in loans, net of charge-offs	(9,219,737)	(2,511,013)
Proceeds from sales of securities available-for-sale	8,399,785	4,054,077
Proceeds from maturities of securities available-for-sale	58,382,194	161,593,800
Proceeds from maturities of securities held-to-maturity	610,000	3,155,000
Principal collected on mortgage-backed securities	14,049,953	29,544,945
Purchases of securities available-for-sale	(68,040,258)	(218,404,942)
Recoveries on loans previously charged-off	45,108	8,496
Purchases of premises and equipment	(243,548)	(124,953)
Purchase of bank owned life insurance	(3,000,000)	—
Proceeds from sales of premises and equipment	14,101	159,471

Net cash used in (provided by) investing activities	997,598	(22,525,119)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,215,603)	9,776,664
Dividends paid	(871,212)	(830,759)
Increase in short-term borrowings	4,664,105	8,661,216
Increase (decrease) in FHLB borrowings	(28,593)	1,320,000

Net cash provided by financing activities	2,548,697	18,927,121

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,867,024	(1,360,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,024,394	12,500,496

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,891,418	$11,139,706

Supplemental Disclosures:
Cash Paid for Interest	$3,164,544	$3,590,182
Cash Paid for Income Taxes	$786,571	$609,599

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 AND 2003

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

September 30, 2004 AND 2003

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed. Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,263,158 at September 30, 2004, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2004, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended September 30, 2004 and 2003 and $66,564 in both of the nine months ended September 30, 2004 and 2003. The unamortized balance from the purchase of these core deposit intangible assets is $303,234 and $369,797 at September 30, 2004 and December 31, 2003, respectively.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004 AND 2003

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

COMPREHENSIVE INCOME

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended September 30, 2004, and 2003.

	For the three months ended September 30,
	2004	2003
Net income	$707,973	$608,923
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities net of reclassification adjustment	981,848	(587,660)

Comprehensive Income	$1,689,821	$21,263

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

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three and nine months ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2003.

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

OVERVIEW

The Company reported net income of $1,992,292 or $1.30 per share for the nine months ended September 30, 2004 compared to $1,919,123 or $1.25 per share for the same period during 2003. The increase of $73,169 or 3.8% in earnings was primarily due to the increase in net interest income, offset in part by the increase in noninterest expenses and the decrease in noninterest income for the nine months ended September 30, 2004 as compared to the same period in 2003. For the first nine months of 2004, the Company’s return on average assets (ROA) was .94% as compared to .93% for the same period in 2003. The annualized return on average equity (ROE) was 11.63% for the first nine months of 2004 as compared to 11.81% for the same period in 2003.

For the third quarter of 2004, net income was $707,973 or $.46 per share as compared to $608,923 or $.40 per share for the same period in 2003. The increase in earnings of $99,050 or 16.3% was primarily due to the increase in net interest income combined with the increase in noninterest income, offset in part by the increases in operating expenses and the provision for loan losses. The ROA was .98% for the three months ended September 30, 2004 as compared to ..85% for the same period of the prior year. For the three months ended September 30, 2004 compared to September 30, 2003, the ROE was 12.16% and 10.93%, respectively.

The Company ended the third quarter of 2004 with total assets of $289,241,180, up 1.8% over the year ended December 31, 2003. Loans increased during the first nine months of 2004 by $8,922,919, or 6.1%, to $155,633,413. Total deposits decreased by $1,215,603, or .5% since December 31, 2003 and was primarily due to a decrease in time deposits offset in part by the increase in noninterest bearing and interest bearing deposits.

The allowance for loan losses amounted to $2,263,158 or 1.5% of total loans at September 30, 2004, compared to $2,304,868 or 1.5% of total loans at December 31, 2003. Non-performing assets were $1,383,000 at September 30, 2004, as compared to $2,169,000 at December 31, 2003. The decrease in non-performing assets was primarily due to the payments received on nonaccrual loans.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2004	2003	2004	2003	2003	2002	2001
SUMMARY OF OPERATIONS
Total interest income	$3,429	$3,312	$10,005	$10,040	$13,319	$14,309	$14,772
Total interest expense	1,049	1,126	3,154	3,501	4,603	5,101	6,422
Net interest income	2,380	2,186	6,851	6,539	8,716	9,208	8,350
Provision for loan losses	90	45	210	210	435	540	573
Total other income	335	311	930	946	1,346	1,033	942
Total other expenses	1,708	1,659	4,960	4,741	6,342	6,062	5,324
Income before income taxes	917	793	2,611	2,534	3,285	3,639	3,395
Net income	708	609	1,992	1,919	2,518	2,674	2,412
PER SHARE DATA
Net income	$0.46	$0.40	$1.30	$1.25	$1.64	$1.74	$1.57
Cash dividends declared	0.19	0.18	0.57	0.54	0.73	0.69	0.68
Book value per share	15.66	14.96	15.66	14.96	15.07	14.60	13.16
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$152,314	$138,128	$150,725	$136,562	$137,826	$131,383	$118,224
Investment securities	110,781	123,091	111,113	115,911	117,758	93,962	73,639
Deposits - interest bearing	216,008	219,959	216,844	216,740	217,064	200,170	168,820
Stockholders’ equity	23,172	22,112	22,882	21,720	21,884	20,302	18,902
Total assets	286,230	284,754	284,077	275,152	277,952	252,543	217,006
SELECTED RATIOS
Return on average assets	0.98%	0.85%	0.94%	0.93%	0.91%	1.06%	1.11%
Return on average equity	12.16%	10.93%	11.63%	11.81%	11.51%	13.17%	12.76%
Average equity to average assets	8.10%	7.77%	8.05%	7.89%	7.87%	8.04%	8.71%
Dividend payout ratio	41.30%	45.00%	43.85%	43.20%	44.51%	39.66%	43.31%
Loan to Deposit ratio	64.65%	57.71%	64.65%	57.71%	60.64%	59.11%	59.35%

	(Unaudited)
	September 30,		December 31,
	2004	2003	2003	2002	2001
BALANCE SHEET
Investments	$109,770	$126,607	$119,245	$108,065	$82,202
Loans	155,633	139,162	146,711	136,772	120,944
Other assets	23,838	18,859	18,155	19,517	28,884

Total Assets	$289,241	$284,628	$284,111	$264,354	$232,030

Deposits	$240,732	$241,152	$241,947	$231,376	$203,772
Federal funds purchased and repurchase agreements	19,753	17,699	15,089	9,038	6,538
FHLB borrowings	2,435	1,320	2,464	—	—
Other liabilities	2,379	1,449	1,580	1,480	1,471
Stockholders’ equity	23,942	23,008	23,031	22,460	20,249

Total Liabilities and Stockholders’ equity	$289,241	$284,628	$284,111	$264,354	$232,030

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two and Three present the average balance sheets and an interest rate analysis for the three and nine months ended September 30, 2004 and 2003.

For the nine months ended September 30, 2004, net interest income was $6,851,016, an increase of $312,546 or 4.8%, from the same period in 2003. The increase in net interest income was primarily due to the decrease in interest paid on deposit liabilities combined with the increase in interest and fees on loans, offset in part by a decline in the interest earned on investment securities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.71% for the nine months ended September 30, 2004, as compared to 3.61% at December 31, 2003.

During the nine months ended September 30, 2004, interest expense decreased $347,576 or 9.9% as compared to the same period in 2003. The lower interest rates paid on interest bearing liabilities offset by the increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense. The average yield paid on interest bearing liabilities decreased .21%, from 2.00% at December 31, 2003 to 1.79% at September 30, 2004. The decrease in the average yield on interest bearing liabilities was primarily due to the decrease in the interest rates paid on time deposits and savings deposits.

Interest income decreased $35,030 or .3% for the first nine months of 2004 compared to the same period of the prior year. Interest income on investment securities decreased $77,551 or 2.7% during the nine months ended September 30, 2004 over 2003 and was primarily the result of the decline in the average volume of investment securities. Interest and fees on loans increased $64,823 or .9% for the nine month period ended September 30, 2004 as compared to the same period in 2003. The increase in interest and fees on loans was primarily due to the increase in the average volume of loans. The taxable equivalent yield on loans decreased from 7.05% at December 31, 2003 to 6.62% at September 30, 2004.

For the three months ended September 30, 2004, net interest income was $2,379,685, an increase of $193,930 or 8.9%, from the same period in 2003. Net interest income increased during the third quarter of 2004 compared to the same period in 2003 primarily from the increase in interest income on loans and investment securities combined with decrease in the interest rates paid on deposit liabilities. Interest and fees on loans increased $82,962 or 3.5% for the three month period ended September 30, 2004 as compared to the same period in 2003. The increase in interest and fees on loans was primarily due to the increase in the average volume of loans. Interest income on investment securities increased $33,172 or 3.7% during the three months ended September 30, 2004 over 2003. The rise in the average interest yield on investment securities primarily contributed to the increased net interest income during the third quarter of 2004. During the three months ended September 30, 2004, interest expense decreased $77,759 or 6.9% as compared to the same period in 2003. The decrease in the interest rates paid on interest bearing liabilities, which were offset in part by an increase in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense during the third quarter of 2004.

Noninterest Income

Non interest income decreased $16,364 or 1.7% for the nine months ended September 30, 2004 as compared to same period of the prior year. The decrease in noninterest income was primarily due to a decline in gains on sales of investment securities, offset in part by increases in service charges and other operating income.

Sales of investment securities for the nine months ended September 30, 2004 were primarily the result of sales by the Company. The Company accounted for securities gains of $12,557 and securities losses of $9,511 during the nine month period ended September 30, 2004 and securities gains of $120,664 and securities losses of $15,456 during the period ended September 30, 2003 and those sales were attributable to sales of marketable equity securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Noninterest Income (Continued)

Service charges increased $54,500 during the nine months ended September 30, 2004, up 9.9%, from the same period in 2003. The increase in service charges primarily resulted from an increase in the number of charges assessed on deposit accounts combined with an increase in the number of deposit holders compared to the prior year.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2004, other operating income increased $31,298 or 10.7% compared to the same period in 2003. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers and the increase in checkbook sales, offset in part by a decrease in other credit card fees, ATM fees and utility collection fees.

For the third quarter of 2004, non interest income increased $24,235 or 7.8% as compared to same period of the prior year. The increase in noninterest income was primarily due to an increase in other operating income. The 21.2% increase in other operating income primarily resulted from the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Noninterest Expense

Noninterest expense increased $219,674 or 4.6% for the nine months ended September 30, 2004 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits and net occupancy expense. Salary and employee benefits increased $121,536 or 4.8% during the nine months ended September 30, 2004 over the same period in 2003. The increased salary and employee benefit expense in 2004 compared to 2003 was primarily due to the hiring of additional personnel to enhance lending operations, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $60,989 or 8.5% during the nine months ended September 30, 2004 compared to the same period in 2003. Increased building maintenance costs, property taxes, insurance, and equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2004 as compared to 2003. The Company incurred additional maintenance costs with the operation of the internet web site and online banking program in 2004 compared to 2003. Other operating expenses increased $37,149 or 2.5% for the nine months ended September 30, 2004 over 2003. Other operating expenses primarily increased due to increases in service expense, advertising expense, other taxes, director fees and other expenses, offset in part by decreases in stationery and supplies expense, regulatory assessments, and postage expense.

For the three months ended September 30, 2004, noninterest expense increased $48,337 or 2.9% as compared to the same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and occupancy expense. Other operating expenses increased $49,410 or 10.0% for the three months ended September 30, 2004 over 2003. Increases in service expense, other taxes, advertising expense, postage expense and other expenses, offset in part by decreases in stationery and supplies expense and director fees primarily contributed to the increase in other operating expenses. Occupancy expenses increased $16,589 or 7.1% during the three months ended September 30, 2004 compared to the same period in 2003. Increased building maintenance costs, taxes and insurance primarily contributed to the increase in occupancy expenses during the third quarter of 2004 as compared to the same period in 2003.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Income Taxes

Income tax expense for the nine month period ended September 30, 2004 was $618,558, an increase of .5% compared to the same period in 2003. Income tax expense increased primarily due to the increase in pre-taxable income of $76,508 during the first nine months of 2004 over the same period in 2003. Components of the income tax expense for September 30, 2004 were $507,816 for federal taxes and $110,742 for West Virginia corporate net income taxes. Income tax expense for the three months ended September 30, 2004 was $209,430, an increase of 14.0% compared to the same period in 2003. Income tax expense increased primarily due to the increase in pre-taxable income of $124,828 or 15.7% during the third quarter of 2004 as compared to 2003.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $342,023 and $329,149 for the three month periods ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, tax-exempt income was $955,116 and $967,212, respectively.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three and nine months ended September 30, 2004 and 2003 and for the year ended December 31, 2003.

Table Two Average Balance Sheets and Interest Rate Analysis

(dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003. Average balance sheet information for the periods ended September 30, 2004 and 2003 and December 31, 2003 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) September 30, 2004			December 31, 2003			(Unaudited) September 30, 2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$48,293	$1,101	3.05%	$46,358	$1,407	3.04%	$42,733	$977	3.06%
Mortgage backed securities	39,145	989	3.37%	44,504	1,381	3.10%	45,861	1,039	3.03%
Obligations of states and political subdivisions	19,836	537	3.62%	20,259	743	3.67%	20,492	568	3.71%
Other securities	3,839	146	5.08%	6,637	343	5.17%	6,825	267	5.23%

Total Investment securities:	111,113	2,773	3.33%	117,758	3,874	3.29%	115,911	2,851	3.29%
Interest bearing deposits	1,156	9	1.04%	1,721	16	0.93%	990	7	0.95%
Federal funds sold	5,752	46	1.07%	6,913	72	1.04%	7,952	63	1.06%
Loans, net of unearned income	150,725	7,161	6.35%	137,826	9,329	6.77%	136,562	7,097	6.95%
Other earning assets	932	16	2.29%	890	28	3.15%	853	22	3.45%

Total earning assets	269,678	10,005	4.96%	265,108	13,319	5.02%	262,268	10,040	5.12%
Cash and due from banks	5,919			5,822			5,803
Bank premises and equipment	3,880			4,019			4,044
Other assets	6,861			5,110			5,141
Allowance for loan losses	(2,261)			(2,107)			(2,104)

Total Assets	$284,077			$277,952			$275,152

LIABILITIES
Time deposits	$88,711	$2,112	3.18%	$94,156	$3,285	3.49%	$94,970	$2,529	3.56%
Savings deposits	89,132	666	1.00%	86,322	952	1.10%	85,752	734	1.14%
Interest bearing demand deposits	39,001	94	0.32%	36,586	142	0.39%	36,018	110	0.41%
Federal funds purchased and repurchase agreements	15,879	195	1.64%	12,671	199	1.57%	10,916	127	1.56%
FHLB borrowings	2,449	87	4.75%	544	26	4.78%	39	1	3.43%

Total interest bearing liabilities	235,172	3,154	1.79%	230,279	4,604	2.00%	227,695	3,501	2.06%
Demand deposits	24,378			24,157			24,156
Other liabilities	1,645			1,632			1,581

Total Liabilities	261,195			256,068			253,432
STOCKHOLDERS’ EQUITY	22,882			21,884			21,720

Total Liabilities and Stockholders’ Equity	$284,077			$277,952			$275,152

Net yield on earning assets		$6,851	3.39%		$8,715	3.29%		$6,539	3.33%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003, respectively. The effect of this adjustment is presented below.

Investment securities	$111,113	$3,097	3.72%	$117,758	$4,333	3.68%	$115,911	$3,202	3.69%
Loans	150,725	7,474	6.62%	137,826	9,720	7.05%	136,562	7,391	7.24%

Total earning assets	$269,678	$10,642	5.27%	$265,108	$14,169	5.34%	$262,268	$10,685	5.45%

Taxable equivalent net yield on earning assets		$7,488	3.71%		$9,565	3.61%		$7,184	3.66%

Table Three Average Balance Sheets and Interest Rate Analysis

(dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2004 and 2003. Average balance sheet information for the periods ended September 30, 2004 and 2003 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2004 and 2003.

	(Unaudited) September 30, 2004			(Unaudited) September 30, 2003
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$46,065	$358	3.09%	$47,979	$338	2.79%
Mortgage backed securities	39,196	336	3.41%	46,151	292	2.51%
Obligations of states and political subdivisions	21,241	196	3.67%	22,279	194	3.45%
Other securities	4,279	51	4.74%	6,682	83	4.93%

Total Investment securities:	110,781	941	3.38%	123,091	907	2.92%
Interest bearing deposits	546	2	1.46%	1,569	4	1.01%
Federal funds sold	5,534	20	1.44%	7,493	17	0.90%
Loans, net of unearned income	152,314	2,461	6.43%	138,128	2,377	6.83%
Other earning assets	926	5	2.15%	881	7	3.15%

Total earning assets	270,101	3,429	5.05%	271,162	3,312	4.85%
Cash and due from banks	6,292			6,591
Bank premises and equipment	3,896			3,981
Other assets	8,206			5,153
Allowance for loan losses	(2,265)			(2,133)

Total Assets	$286,230			$284,754

LIABILITIES
Time deposits	$86,385	$676	3.11%	$93,239	$796	3.39%
Savings deposits	89,916	231	1.02%	88,352	233	1.05%
Interest bearing demand deposits	39,707	37	0.37%	38,368	42	0.43%
Federal funds purchased and repurchase agreements	17,719	76	1.71%	13,961	55	1.56%
FHLB borrowings	2,441	29	4.73%	115	1	3.45%

Total interest bearing liabilities	236,168	1,049	1.77%	234,035	1,127	1.91%
Demand deposits	25,318			26,973
Other liabilities	1,572			1,634

Total Liabilities	263,058			262,642
STOCKHOLDERS’ EQUITY	23,172			22,112

Total Liabilities and Stockholders’ Equity	$286,230			$284,754

Net yield on earning assets		$2,380	3.51%		$2,185	3.20%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2004 and 2003, respectively. The effect of this adjustment is presented below.

Investment securities	$110,781	$1,060	3.81%	$123,091	$1,028	3.31%
Loans	152,314	2,569	6.71%	138,128	2,477	7.11%

Total earning assets	$270,101	$3,656	5.38%	$271,162	$3,533	5.17%

Taxable equivalent net yield on earning assets		$2,607	3.84%		$2,406	3.52%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Balance Sheet Analysis

Investments

Investment securities decreased $9,475,060 or 8.0% from December 31, 2003 to September 30, 2004. The decline in investment securities was primarily used in part to fund the additional loan growth.

The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 81.3% of total securities at September 30, 2004, as compared to 84.5% at December 31, 2003. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $8,861,832 or 7.7% from December 31, 2003, and represented 96.9% of the investment portfolio at September 30, 2004. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and corporate debt securities offset in part by the purchase of obligations of states and political subdivisions. The held to maturity securities decreased $613,228 or 15.4% from December 31, 2003 and represented 3.1% of the investment portfolio as of September 30, 2004. The decrease was primarily the result of maturities and calls of municipal securities. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was increased by $661,760 at September 30, 2004 and increased by $997,588 at December 31, 2003. The fair value of securities classified as held to maturity was above book value by $139,771 and $210,275 at September 30, 2004 and December 31, 2003, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	September 30, 2004	December 31, 2003
Securities held to maturity:
Obligations of States & Political Subdivisions	$3,362	$3,976

Total held to maturity	$3,362	$3,976

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$46,272	$56,644
Obligations of States & Political Subdivisions	18,603	15,432
Corporate Debt Securities	2,885	3,987
Mortgage-Backed Securities	38,025	38,616
Equity Securities	623	590

Total available for sale	$106,408	$115,269

Total	$109,770	$119,245

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Investments - Continued

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2004 and December 31, 2003 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited)
	September 30, 2004				December 31, 2003
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$5,556	2.50%	$—	—%	$3,440	3.41%
After One But
Within Five Years	—	—	33,052	3.01	—	—	42,111	2.73
After Five But
Within Ten Years	—	—	7,432	4.17	—	—	10,731	4.03
After Ten Years	—	—	232	1.87	—	—	362	1.62

	—	—	46,272	3.13	—	—	56,644	3.01

States & Political Subdivisions
Within One Year	15	8.13	1,680	4.34	15	7.97	2,152	3.54
After One But
Within Five Years	3,070	6.42	6,689	4.39	2,857	6.13	6,054	4.44
After Five But
Within Ten Years	277	6.59	7,980	5.10	1,104	6.46	6,607	4.93
After Ten Years	—	—	2,254	5.99	—	—	619	3.01

	3,362	6.44	18,603	4.88	3,976	6.23	15,432	4.47

Corporate Debt Securities
Within One Year	—	—	1,834	6.22	—	—	1,000	2.60
After One But
Within Five Years	—	—	1,051	5.68	—	—	2,987	5.85

	—	—	2,885	6.02	—	—	3,987	5.03
Mortgage-Backed Securities	—	—	38,025	3.86	—	—	38,616	3.91
Equity Securities	—	—	623	2.18	—	—	590	2.02

Total	$3,362	6.44%	$106,408	3.77%	$3,976	6.23%	$115,269	3.57%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased $8,922,919 or 6.1% from December 31, 2003 to September 30, 2004. The growth in the loan portfolio in the first nine months of 2004 was primarily due to the increase in commercial loans and other loans.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-four percent (34%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-four percent (44%) of the loan portfolio. Installment loans comprised twelve percent (12%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2003 were a 1% increase in commercial loans, a 2% increase in other loans, a 2% decrease in real estate residential loans and a 1% decrease in installment loans.

Table Six - Loan Portfolio

Loans outstanding are as follows (in thousands):

	(Unaudited)
	September 30, 2004	December 31, 2003
Real Estate - residential:
Real Estate - construction	$2,131	$1,932
Real Estate - farmland	266	315
Real Estate - residential	50,706	50,732

	$53,103	$52,979

Commercial:
Real Estate-secured by nonfarm nonresidential	$51,648	$44,692
Commercial and industrial	17,387	18,460

	$69,035	$63,152

Installment:
Installment and other loans to individuals	$18,749	$18,887

Other:
Nonrated industrial development obligations	$14,809	$11,847
Other loans	149	22

	$14,958	$11,869

Total	155,845	146,887
Less unearned interest	212	176

	$155,633	$146,711

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2004 and December 31, 2003:

	(Unaudited) September 30, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$396	$1,096	$639	$640	$1,172	$120
Commercial real estate - secured by nonfarm, nonresidential property	1,402	2,057	48,189	974	2,543	41,175
Commercial and industrial	1,368	7,350	8,669	1,691	8,206	8,563
Nonrated industrial development obligations	1,608	3,891	9,310	1,474	2,877	7,496

Total	$4,774	$14,394	$66,807	$4,779	$14,798	$57,354

The following table presents an analysis of fixed and variable rate loans as of September 30, 2004 and December 31, 2003 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited) September 30, 2004			December 31, 2003
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,063	$8,888	$12,719	$3,449	$8,057	$12,435
Variable Rates	1,711	5,506	54,088	1,330	6,741	44,919

Total	$4,774	$14,394	$66,807	$4,779	$14,798	$57,354

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

Total non-performing loans were $1,383,000 at September 30, 2004 as compared to $2,169,000 at December 31, 2003. The decrease in non-performing loans was primarily due to the payoff of a non-accrual commercial loan during the third quarter of 2004. Loans past due 90 days or more and still accruing interest were $16,000 at September 30, 2004, as compared to $58,000 at December 31, 2003.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at .8% of total loans outstanding as of September 30, 2004, as compared to 1.4% of total loans at December 31, 2003. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

(dollars in thousands)

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited) September 30,		December 31, 2003
	2004	2003
Past Due 90 Days or More:
Real Estate - residential	$—	$54	$52
Commercial	—	2	—
Installment	16	7	6

	$16	$63	$58

Non-accrual:
Real Estate - residential	$4	$—	$12
Commercial	1,169	1,190	2,052
Installment	10	25	35

	$1,183	$1,215	$2,099

Other Real Estate	$184	$—	$12

Total non-performing assets	$1,383	$1,278	$2,169

Total non-performing assets to total loans and other real estate	0.89%	0.92%	1.48%

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

The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $77,100, $51,700 and $173,500 for the periods ended September 30, 2004, September 30, 2003 and December 31, 2003, respectively. As of September 30, 2004, there are no loans known to management other than those previously disclosed about which management has any information about possible credit problems of borrowers which causes management to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Nine

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) September 30,		December 31, 2003
	2004	2003
Allowance for loan losses:
Balance at beginning of period:	$2,305	$2,027	$2,027

Loans Charged Off:
Real Estate - residential	3	13	13
Commercial	229	53	77
Installment	65	54	76

	297	120	166

Recoveries:
Real Estate - residential	17	3	3
Commercial	14	—	—
Installment	14	5	6

	45	8	9

Net Charge-offs	252	112	157

Additions Charged to Operations	210	210	435

Balance at end of period:	$2,263	$2,125	$2,305

Average Loans Outstanding	$150,725	$136,562	$137,826

Ratio of net charge-offs to Average loans outstanding for the period	0.17%	0.08%	0.11%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.45%	1.53%	1.57%

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

The allowance for loan losses decreased $41,710 or 1.8%, since December 31, 2003. The allowance for loan losses represented 1.5% of outstanding loans as of September 30, 2004 and December 31, 2003. Net loan charge-offs were $251,710 for the nine month period ended September 30, 2004, compared to $157,037 in 2003. The net loan charge-offs during the first nine months of 2004 were primarily commercial and consumer loans. The provision for possible loan losses was $210,000 for both nine month periods ended September 30, 2004 and 2003. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2003, and the nine month period ended September 30, 2004. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

			December 31,
	September 30, 2004		2003		2002		2001		2000
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$325	34.1%	$311	36.0%	$276	37.5%	$263	37.3%	$241	37.9%
Commercial	1,424	44.3	1,429	43.0	1,161	41.7	821	40.0	549	37.0
Installment	493	12.0	544	12.9	569	12.9	541	16.1	492	20.9
Others	21	9.6	21	8.1	21	7.9	21	6.6	20	4.2

Total	$2,263	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%	$1,302	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $240,731,727 at September 30, 2004 as compared to $241,947,330 at December 31, 2003, a decrease of .5%. Since year end the decline in deposits was primarily in time deposits, offset in part by increases in noninterest bearing and interest bearing demand deposits and savings deposits. Time deposits decreased $4,736,375 or 5.2% during the nine month period of 2004. At September 30, 2004, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2003 to September 30, 2004 was a 1% increase in noninterest bearing deposits and a 1% decrease in interest bearing deposits.

Table Eleven

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (Expressed in thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited) September 30, 2004	December 31, 2003
Three Months or Less	$3,359	$3,327
Over Three and Less than Six Months	1,248	8,283
Over Six and Less than Twelve Months	5,182	3,819
Over Twelve Months	9,940	9,047

Total	$19,729	$24,476

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements are short-term borrowings. There were no Federal funds purchased at September 30, 2004. Federal funds purchased were $800,000 as of December 31, 2003. Repurchase agreements increased $5,464,105 or 38.2%, from $14,288,834 at December 31, 2003 to $19,752,939 at September 30, 2004. The balance of repurchase agreements increased primarily due to the addition of one new commercial customer.

Federal Home Loan Bank Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $2,434,871 at September 30, 2004 compared to $2,463,464 at December 31, 2003 with an interest rate of 4.76%. The FHLB borrowings are collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock of the subsidiary bank. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment.

Other Assets and Other Liabilities

Changes in other assets and liabilities were primarily the result of trade date accounting on investment securities purchases and sales. At December 31, 2003, other assets were increased by approximately $3.7 million due to sales of investment securities. At September 30, 2004, other liabilities were increased by approximately $997,000 due to purchases of investment securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Capital Resources

Stockholders’ equity increased 4.9% during the nine month period ended September 30, 2004 entirely from current earnings after quarterly dividends, and decreased .9% resulting from the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 8.3% of total assets at September 30, 2004 as compared to 8.1% at December 31, 2003.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders’ dividends and internal growth. In management’s opinion, the subsidiary bank has the capability to upstream sufficient dividends to meet the cash requirements of the Holding Company.

The Holding Company is subject to regulatory risk-based capital guidelines administered by the Federal Reserve Board. These risk-based capital guidelines establish minimum capital ratios of Total capital, Tier 1 Capital, and Leverage to assess the capital adequacy of bank holding companies.

The following chart shows the regulatory capital levels for the company at September 30, 2004, and December 31, 2003:

Ratio	Minimum	September 30, 2004	December 31, 2003
Leverage Ratio	3.0%	7.2%	6.9%
Risk Based Capital
Tier 1 (core)	4.0%	11.6%	11.3%
Tier 2 (total)	8.0%	12.8%	12.5%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $106,407,520 classified as available for sale at September 30, 2004. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At September 30, 2004, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2004.

At September 30, 2004 and December 31, 2003, the Company had outstanding loan commitments and unused lines of credit totaling $19,573,000 and $28,034,000, respectively. As of September 30, 2004, management placed a high probability for required funding within one year of approximately $14.0 million. Approximately $4.6 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2004 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 6.8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 10.7%. The Asset Liability committee believes that a 200 basis point decline in interest rates is unlikely to occur, and have determined that a 100 basis point instantaneous change may be more realistic. Therefore, the results using a +/-100 basis point interest rate scenario are presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 3.0%, and given a 100 basis point decrease scenario net interest income would be reduced by 1.8%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Changes in Internal Controls

During the quarter, the Company’s subsidiary bank adopted a control procedure to ensure that loans are documented and closed in accordance with any terms and conditions set forth by the Board of Directors in granting their approval.

There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. Inapplicable

b. Inapplicable

c. Inapplicable

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On August 4, 2004 a report on Form 8-K was filed which contained a press release dated August 3, 2004 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2004.

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

Dated: November 10, 2004

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