Form 10-K
period 2004-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2005-03-30
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 22, 2005, was $24,837,026. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 24, 2005:

Common Stock, $5.00 Par Value 1,528,443 shares

The total number of pages are 20 ; Exhibit Index is located on page 20

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated
Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004.	Part II, Items 6, 7, 7A and 8; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2005 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2004, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. also has one full-service Automated Teller Machine (ATM) located at 8th and Commerce Street, Brooke County, Wellsburg, West Virginia. Progressive Bank, N.A. had total assets of approximately $278.7 million as of December 31, 2004.

Total Holding Company assets as of December 31, 2004, which include the assets of its operating subsidiary bank, was $279.8 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2004 to 348 registered shareholders. Shareholders’ equity at that date was $23,953,036.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2004, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

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

Formal Agreement

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. Under the terms of the formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report monthly to the OCC on the progress in complying with the agreement. The subsidiary bank board has appointed a compliance committee and has filed monthly reports with the OCC.

Supervision and Regulation - Continued

The Company’s board of directors also adopted a resolution with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for the Company. As with the agreement of the OCC, the Federal Reserve resolution necessitates certain actions and restrictions. Without prior Federal Reserve approval and a 30 day prior notice requirement, the resolution prohibits the Company from paying dividends, incurring debt, or participating in the acquisition of treasury stock. In addition, prior written approval is required before engaging in any non-bank activities. To date, the Company has taken, and intends to continue to take, all appropriate steps to comply with the Federal Reserve requirements.

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

As of December 31, 2004, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

The FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule. The BIF assessment schedule of 0% to 27% remains in effect for the first semi annual period of 2005. There were no BIF assessments paid by the subsidiary bank during 2004, 2003 and 2002.

The FDIC Board of Directors collects an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.51, 1.61 and 1.75 basis points on BIF-assessable deposits during 2004, 2003 and 2002, respectively.

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

Employees

As of December 31, 2004, the Holding Company had 4 part-time employees. As of December 31, 2004, the subsidiary bank of the Holding Company had a total of 103 full-time employees and 10 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2004, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity; Interest Rates and Interest Differential

	a.	Average Balance Sheets	23

	b.	Analysis of Net Interest Earnings	23

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	24

2.	Investment Portfolio

	a.	Book Value of Investments Book values of investment securities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31, 2004	December 31, 2003
Securities held to maturity:
Obligations of states and political subdivisions	$2,825	$3,976

Total held to maturity	$2,825	$3,976

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$43,590	$56,644
Obligations of states and political subdivisions	17,263	15,432
Corporate debt securities	2,848	3,987
Mortgage-backed securities	39,390	38,616
Equity Securities	645	590

Total available for sale	103,736	115,269

Total	$106,561	$119,245

b.	Maturity Schedule of Investments	27

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

	The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

Statistical Information - continued

3.	Loan Portfolio

	a.	Types of Loans		10

	b.	Maturities and Sensitivity to Changes in Interest Rates		28

	c.	Risk Elements		29

		1.	Nonaccrual, Past Due and Restructured Loans	29

		2.	Potential problem loans	29

		3.	Foreign outstandings	N/A

		4.	Loan concentrations	15

	d.	Other Interest Bearing Assets		N/A

4.	Summary of Loan Loss Experience			11, 30, 31

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid		23

	b.	Other Deposit categories		N/A

	c.	Foreign depositors with deposits in domestic offices		N/A

	d.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more		12

6.	Return on Equity and Assets			21

7.	Short-Term Borrowings			14, 31

Item 2 PROPERTIES

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2004 as described below.

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

Progressive Bank, N.A. has a license agreement to operate the Moundsville supermarket branch office located at 1306 Lafayette Avenue, Moundsville, West Virginia. The license agreement is for a five year term commencing December 1, 1994, with two five year options to renew. The option to renew was exercised to extend the agreement for an additional period of 5 years, beginning January 1, 2005.

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

PART II

Item 5 Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2004, the Holding Company had 348 registered shareholders of record who collectively held 1,528,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

Period	Stock Prices
	Low	High
2004
4th Quarter	$21.65	$25.05
3rd Quarter	$21.60	$23.40
2nd Quarter	$22.00	$24.15
1st Quarter	$22.63	$24.85

2003
4th Quarter	$20.50	$25.50
3rd Quarter	$20.25	$22.90
2nd Quarter	$19.70	$21.30
1st Quarter	$19.00	$21.40

Dividends

Under the terms of the Formal Agreement as discussed in Note 18 to the Consolidated Financial Statements, the subsidiary bank cannot declare a dividend in 2005 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the stockholders of First West Virginia Bancorp, Inc. The Company and the subsidiary bank are prohibited from paying dividends without regulatory approval.

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Holding Company in 2004 were $.76 per share and $.73 per share for 2003.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2004, 2003 and 2002.

DIVIDEND HISTORY OF HOLDING COMPANY

(per share)

	Dividend	Net Income	Ratio - Dividends to Net Income
2004	.76	1.73	43.9%
2003	.73	1.64	44.5%
2002	.69	1.74	39.7%

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 17 to the audited Consolidated Financial Statements for a discussion on subsidiary dividends.

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

Item 6 Selected Financial Data

Selected Financial Data on page 21 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 22 through 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13.1, is incorporated herein by reference.

The following table presents the contractual maturities of long term obligations and operating leases:

	(Expressed in thousands)
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Federal Home Loan Bank borrowings	$2,425	$40	$86	$95	$2,204

Operating Leases	$790	$219	$235	$168	$168

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table presents the maturities of commitments and contingencies:

	(Expressed in thousands)
	Amount of Commitment Expiration Per Period
Off-Balance Sheet arrangements	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Commitments to extend credit	$19,979	$2,055	$4,904	$1,043	$11,977

Standby letters of credit	$602	$190	$242	$100	$70

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on pages 32 through 33 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent auditors and consolidated financial statements, included on pages 2 through 19 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2004, included in this report as Exhibit 13.1, is incorporated herein by reference.

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

PART III

Item 10 Directors and Executive Officers of Registrant

(a) Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2005 Proxy Statement dated March 15, 2005 for Annual Meeting of Stockholders to be held April 12, 2005, included in this report as Exhibit 99, is incorporated herein by reference.

(b) Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (3)
Sylvan J. Dlesk	66	Chairman of the Board of the Holding Company since 2004 (2) ; Vice Chairman of the Board of the Holding Company 2000-2004; Director of Holding Company and Director of Progressive Bank, N.A. since 1988.

Laura G. Inman	63	Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Charles K. Graham	59	President, Chief Executive Officer and Acting Chief Operating Officer of the Holding Company since 2004 (1) ; President and Chief Executive Officer of the Holding Company 2000-2004; Director of the Holding Company since 2000; Executive Vice President of the Holding Company 1986-2000; Vice President of the Holding Company 1979-1986; President, Chief Executive Officer and Acting Chief Operating Officer since 2004; President and Chief Executive Officer 2000-2004; President of Progressive Bank, N.A. 1985-2000; Executive Vice President of Progressive Bank, N.A. 1979-1985; Director of Progressive Bank, N.A. since 2000; Vice Chairman of Progressive Bank, N.A. - Buckhannon 2000-2003; and Director of Progressive Bank, N.A. - Buckhannon 1986-2003.

Francie P. Reppy	44	Senior Vice President, Chief Financial Officer and Treasurer of the Holding Company since 2004; Senior Vice President and Chief Financial Officer of the Holding Company 2000-2004; Controller of the Holding Company 1992-2000; Senior Vice President, Chief Financial Officer and Cashier of Progressive Bank, N.A. since 2004; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. 2000-2004; Controller of Progressive Bank, N.A. 1992-2000.

Donald H. Pell	55	Vice President of the Holding Company since 2004; Senior Vice President of Progressive Bank, N.A. since 2003.

Nancy J. Ritter	51	Vice President of the Holding Company since 2004; Senior Vice President of Progressive Bank, N.A. since 2004.

Connie R. Tenney	49	Vice President of the Holding Company since 1996; Senior Vice President of Progressive Bank, N.A. since 2003; President, Chief Executive Officer, Cahier and Secretary of Progressive Bank, N.A. - Buckhannon 1995-2003; Director of Progressive Bank, N.A. - Buckhannon 1990-2003; Executive Vice President, Cashier and Secretary of Progressive Bank, N.A. - Buckhannon 1990 - 1995; Cashier and Secretary 1986 - 1990

Notes:

(1)	On February 16, 2005, Mr. Graham advised the Board of Directors of the Company of his resignation from all positions associated with the Company and its subsidiary bank effective March 31, 2005. Mr. Graham has accepted an executive position with an out of state financial institution.

(b) Executive Officers of the Registrant - Continued

(2)	Subject to applicable regulatory approval, the positions of President and Chief Executive Officer of the Company and President of its wholly owned subsidiary, Progressive Bank, N.A. shall be assumed on an interim basis by Sylvan J. Dlesk, as of April 1, 2005. Mr. Dlesk currently serves as Chairman of the Board of the Company and as a Director of Progressive Bank N.A., having been affiliated with the Company since 1988.
(3)	With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11 Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2005 Proxy Statement dated March 15, 2005 for Annual Meeting of Stockholders to be held April 12, 2005, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2005 Proxy Statement dated March 15, 2005 for Annual Meeting of Stockholders to be held April 12, 2005, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2005 Proxy Statement dated March 15, 2005 for Annual Meeting of Stockholders to be held April 12, 2005, included in this report as Exhibit 99, is incorporated herein by reference and in Note 13 of the Notes to Consolidated Financial Statements appearing at Page 15 of the Annual Report to Shareholders for the year ended December 31, 2004, included in this report as Exhibit 13.1, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2005 Proxy Statement dated March 15, 2005 for Annual Meeting of Stockholders to be held April 12, 2005, included in this report as Exhibit 99, is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a) Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:

Exhibit 13.1 Page Number
Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheet (December 31, 2004 and December 31, 2003)	2

Consolidated Statements of Income (Years ended December 31, 2004, 2003 and 2002)	3

Consolidated Statements of Changes in Stockholders’ Equity (Years ended December 31, 2004, 2003 and 2002)	4

Consolidated Statements of Cash Flows (Years ended December 31, 2004, 2003 and 2002)	5

Notes to Consolidated Financial Statements (Years ended December 31, 2004, 2003 and 2002)	6 - 19

(b) Reports on Form 8-K

On November 12, 2004 a report on Form 8-K was filed which contained a press release dated November 10, 2004 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2004.

On December 23, 2004 a report on Form 8-K was filed which contained a press release to report that as of December 15, 2004, Progressive Bank, N.A. Wheeling, West Virginia, subsidiary bank of First West Virginia Bancorp, Inc., entered into a formal written agreement with the Office of the Comptroller of the Currency.

(c) Exhibits

The exhibits listed in the Exhibit Index on page 20 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Charles K. Graham
Charles K. Graham President and Chief Executive Officer/Director

Date:	March 24, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Charles K. Graham Charles K. Graham	President, Chief Executive Officer, Acting Chief Operating Officer and Director	March 24, 2005

/s/ Francie P. Reppy Francie P. Reppy	Senior Vice President, Chief Financial Officer, Treasurer	March 24, 2005

/s/ Nada E. Beneke Nada E. Beneke	Director	March 24, 2005

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Director	March 24, 2005

/s/ Laura G. Inman Laura G. Inman	Director	March 24, 2005

/s/ James C. Inman, Jr. James C. Inman, Jr.	Director	March 24, 2005

/s/ R. Clark Morton R. Clark Morton	Director	March 24, 2005

/s/ Thomas A. Noice Thomas A. Noice	Director	March 24, 2005

/s/ William G. Petroplus William G. Petroplus	Director	March 24, 2005

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.1	Employment Contract dated December 23, 2002 between First West Virginia Bancorp, Inc. and Charles K. Graham. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Filed herewith and incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 12, 2005 Filed herewith and incorporated herein by reference.