Form 10-Q
period 2005-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2005-05-16
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the issuer’s common stock as of May 11, 2005:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,472,654	$5,474,000
Due from banks - interest bearing	240,444	491,166
Federal funds sold	2,592,000	2,155,000

Total cash and cash equivalents	9,305,098	8,120,166
Investment securities:
Available-for-sale (at fair value)	100,052,796	103,736,472
Held-to-maturity (fair value of $2,898,354 and $2,927,330, respectively)	2,822,331	2,824,579
Loans	150,090,297	154,331,037
Less allowance for loan losses	(2,425,439)	(2,356,101)

Net loans	147,664,858	151,974,936
Premises and equipment, net	3,853,203	3,855,870
Accrued income receivable	1,338,335	1,259,205
Other intangible assets	258,858	281,046
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,111,042	3,080,724
Other assets	3,151,538	3,024,628

Total assets	$273,202,178	$279,801,745

LIABILITIES
Noninterest bearing deposits:
Demand	$24,832,487	$26,288,924
Interest bearing deposits:
Demand	38,775,413	37,493,712
Savings	84,448,837	86,900,317
Time	83,662,747	85,488,054

Total deposits	231,719,484	236,171,007
Federal funds purchased and securities sold under agreements to repurchase	14,176,102	15,759,200
Federal Home Loan Bank borrowings	2,415,235	2,425,111
Accrued interest payable	366,339	349,357
Other liabilities	1,096,598	1,144,034

Total liabilities	249,773,758	255,848,709

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value: 1,538,443 shares issued at March 31, 2005 and December 31, 2004	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	11,692,731	11,437,407
Accumulated other comprehensive income (loss)	(711,032)	68,908

Total stockholders’ equity	23,428,420	23,953,036

Total liabilities and stockholders’ equity	$273,202,178	$279,801,745

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2005	2004
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,169,563	$2,204,966
Tax-exempt	167,919	152,107
Debt securities:
Taxable	771,725	778,664
Tax-exempt	159,010	154,885
Dividends	4,496	2,855
Other interest income	5,914	6,050
Federal funds sold	27,088	12,748

Total interest and dividend income	3,305,715	3,312,275

INTEREST EXPENSE
Deposits	886,003	981,451
Federal funds purchased and repurchase agreements	72,459	55,105
FHLB borrowings	28,809	29,268

Total interest expense	987,271	1,065,824

Net interest income	2,318,444	2,246,451

PROVISION FOR POSSIBLE LOAN LOSSES	90,000	30,000

Net interest income after provision for possible loan losses	2,228,444	2,216,451

NONINTEREST INCOME
Service charges and other fees	165,902	192,494
Net gains (losses) on available for sale securities	77,856	(2,501)
Other operating income	129,170	96,861

Total noninterest income	372,928	286,854

NONINTEREST EXPENSE
Salary and employee benefits	960,618	891,303
Net occupancy expense of premises	306,820	261,325
Other operating expenses	663,065	471,506

Total noninterest expense	1,930,503	1,624,134

Income before income taxes	670,869	879,171

INCOME TAXES	125,141	220,431

Net income	$545,728	$658,740

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.36	$0.43

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036
Comprehensive loss:
Net income	—	—	—	545,728	—	—	$545,728	545,728
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(779,940)	(779,940)	(779,940)

Comprehensive loss							$(234,212)

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2005	1,538,443	$7,692,215	$4,982,606	$11,692,731	$(228,100)	$(711,032)		$23,428,420

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615
Comprehensive income:
Net income	—	—	—	658,740	—	—	$658,740	658,740
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	343,974	343,974	343,974

Comprehensive income							$1,002,714

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2004	1,538,443	$7,692,215	$4,982,606	$10,330,034	$(228,100)	$966,170		$23,742,925

	For the Three Months Ended March 31,
	2005	2004
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period	$(731,381)	$342,414
Less reclassification adjustment for gains (losses) included in net income	48,559	(1,560)

Net unrealized gains (losses) on securities	$(779,940)	$343,974

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$545,728	$658,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,000	30,000
Depreciation and amortization	113,946	112,971
Amortization of investment securities, net	94,181	159,951
Investment security (gains) losses	(77,856)	2,501
Net (gains) losses on sales of assets	53,043	(3,726)
Increase in cash surrender value of bank-owned life insurance	(30,318)	—
Increase in interest receivable	(79,130)	(164,424)
Increase in interest payable	16,982	283
Other, net	230,554	6,600,994

Net cash provided by operating activities	957,130	7,397,290

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	4,216,596	(4,608,211)
Proceeds from sales of securities available-for-sale	2,786,518	10,553
Proceeds from maturities of securities available-for-sale	114,694,201	15,588,793
Proceeds from maturities of securities held-to-maturity	—	610,000
Principal collected on mortgage-backed securities	3,254,826	3,593,562
Purchases of securities available-for-sale	(118,315,356)	(15,026,698)
Recoveries on loans previously charged-off	3,482	22,050
Purchases of premises and equipment	(89,091)	(21,156)
Proceeds from sales of premises and equipment	11,527	14,101

Net cash provided by investing activities	6,562,703	182,994

FINANCING ACTIVITIES
Net decrease in deposits	(4,451,523)	(1,552,383)
Dividends paid	(290,404)	(290,404)
Decrease in short-term borrowings	(1,583,098)	(1,543,145)
Decrease in FHLB borrowings	(9,876)	(9,418)

Net cash used in financing activities	(6,334,901)	(3,395,350)

INCREASE IN CASH AND CASH EQUIVALENTS	1,184,932	4,184,934

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,120,166	7,024,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,305,098	$11,209,328

Supplemental Disclosures:
Cash Paid for Interest	$970,289	$1,065,541
Cash Paid for Income Taxes	$—	$45,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 AND 2004

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

March 31, 2005 AND 2004

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed. Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,425,439 at March 31, 2005, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended March 31, 2005 and 2004. The unamortized balance from the purchase of these core deposit intangible assets is $258,858 and $281,046 at March 31, 2005 and December 31, 2004, respectively.

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

March 31, 2005 AND 2004

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

COMPREHENSIVE INCOME

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended March 31, 2005, and 2004. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	March 31, 2005	December 31, 2004
Before-tax amount	$(1,250,505)	$(887,106)
Tax effect	470,565	333,818

Net of tax effect	$(779,940)	$(553,288)

NOTE 2 - REGULATORY MATTERS

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. The subsidiary bank was granted an extension until May 30, 2005 to meet the capital requirements. Under the terms of the formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report monthly to the OCC on the progress in complying with the agreement. The subsidiary bank board has appointed a compliance committee and has filed monthly reports with the OCC.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 AND 2004

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three months ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2004.

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

OVERVIEW

The Company reported net income of $545,728 or $.36 per share for the three months ended March 31, 2005 compared to $658,740 or $.43 per share for the same period during 2004. The 17.2% decrease in earnings was primarily due to the increase in noninterest expenses and the provision for loan losses, offset in part by the increases in net interest income and noninterest income for the three months ended March 31, 2005 as compared to the same period in 2004. For the first three months of 2005, the Company’s return on average assets (ROA) was .79% as compared to .94% for the same period in 2004. The annualized return on average equity (ROE) was 9.23% for the first three months of 2005 as compared to 11.78% for the same period in 2004.

Operational earnings improved with net interest income increasing $71,993 or 3.2%, during the three months ended March 31, 2005, as compared to the same period in 2004. Net interest income increased primarily due to the decrease in the interest rates paid on interest bearing liabilities. Noninterest expenses increased $306,369 or 18.9% during the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to expenses associated with the December, 2004 formal agreement between the Company’s subsidiary bank and the Office of the Comptroller of the Currency as well as the related expenses of leasing a new corporate office facility in January, 2005.

The Company ended the first quarter of 2005 with total assets of $273,202,178. Loans decreased during the first three months of 2005 by $4,240,740, or 2.7%, to $150,090,297. Total deposits decreased by $4,451,523, or 1.9% since December 31, 2004 and was primarily due to a decrease in savings and time deposits offset in part by the increase in noninterest bearing deposits.

The allowance for loan losses amounted to $2,425,439 or 1.6% of total loans at March 31, 2005, compared to $2,356,101 or 1.5% of total loans at December 31, 2004. Non-performing assets were $1,867,000 at March 31, 2005, as compared to $1,642,000 at December 31, 2004. The increase in non-performing assets was primarily due to the additional nonaccrual loans.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the three months ended March 31,		December 31,
	2005	2004	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Total interest income	$3,306	$3,312	$13,406	$13,319	$14,309	$14,772
Total interest expense	987	1,066	4,195	4,603	5,101	6,422
Net interest income	2,319	2,246	9,211	8,716	9,208	8,350
Provision for loan losses	90	30	300	435	540	573
Total other income	373	287	1,284	1,346	1,033	942
Total other expenses	1,931	1,624	6,747	6,342	6,062	5,324
Income before income taxes	671	879	3,448	3,285	3,639	3,395
Net income	546	659	2,637	2,518	2,674	2,412
PER SHARE DATA
Net income	$0.36	$0.43	$1.73	$1.64	$1.74	$1.57
Cash dividends declared	0.19	0.19	0.76	0.73	0.69	0.68
Book value per share	15.33	15.53	15.67	15.07	14.60	13.16
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$152,050	$149,006	$151,562	$137,826	$131,383	$118,224
Investment securities	107,010	112,579	110,528	117,758	93,962	73,639
Deposits - interest bearing	210,219	218,060	215,937	217,064	200,170	168,820
Stockholders’ equity	23,998	22,503	23,092	21,884	20,302	18,902
Total assets	280,605	281,898	284,930	277,952	252,543	217,006
BALANCE SHEET
Investments	$102,875	$114,858	$106,561	$119,245	$108,065	$82,202
Loans	150,090	151,150	154,331	146,711	136,772	120,944
Other assets	20,237	18,589	18,910	18,155	19,517	28,884

Total Assets	$273,202	$284,597	$279,802	$284,111	$264,354	$232,030

Deposits	$231,719	$240,395	$236,171	$241,947	$231,376	$203,772
Federal funds purchased and repurchase agreements	14,176	13,546	15,759	15,089	9,038	6,538
FHLB borrowings	2,415	2,454	2,425	2,464	—	—
Other liabilities	1,464	4,459	1,494	1,580	1,480	1,471
Stockholders’ equity	23,428	23,743	23,953	23,031	22,460	20,249

Total Liabilities and Stockholders’ equity	$273,202	$284,597	$279,802	$284,111	$264,354	$232,030

SELECTED RATIOS
Return on average assets	0.79%	0.94%	0.93%	0.91%	1.06%	1.11%
Return on average equity	9.23%	11.78%	11.42%	11.51%	13.17%	12.76%
Average equity to average assets	8.55%	7.98%	8.10%	7.87%	8.04%	8.71%
Dividend payout ratio	52.78%	44.19%	43.93%	44.51%	39.66%	43.31%
Loan to Deposit ratio	64.77%	62.88%	65.35%	60.64%	59.11%	59.35%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, net interest income was $2,318,444, an increase of $71,993 or 3.2%, from the same period in 2004. The increase in net interest income was primarily due to the decrease in interest paid on deposit liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.88% for the three months ended March 31, 2005, as compared to 3.73% at December 31, 2004 and 3.66% at March 31, 2004.

During the three months ended March 31, 2005, interest expense decreased $78,553 or 7.4% as compared to the same period in 2004. The lower interest rates paid on interest bearing liabilities combined with the decrease in the average volume of interest bearing liabilities primarily resulted in the decline in interest expense. The average yield paid on interest bearing liabilities decreased .03%, from 1.78% at December 31, 2004 to 1.75% at March 31, 2005. The decrease in the average yield on interest bearing liabilities was primarily due to the decrease in the interest rates paid on time deposits and savings deposits.

Interest income decreased $6,560 or .2% for the first three months of 2005 compared to the same period of the prior year. Interest income on investment securities decreased $2,814 or .3% during the three months ended March 31, 2005 over 2004 and was primarily the result of the decline in the average volume of investment securities. Interest and fees on loans decreased $19,591 or .8% for the three month period ended March 31, 2005 as compared to the same period in 2004. The decrease in interest and fees on loans was primarily due to the decrease in the interest rates earned on loans offset by the increase in the average volume of loans. The taxable equivalent yield on loans decreased from 6.32% at December 31, 2004 to 6.24% at March 31, 2005.

Noninterest Income

Non interest income increased $86,074 or 30.0% for the three months ended March 31, 2005 as compared to same period of the prior year. The increase in noninterest income was primarily due to an increase in gains on sales of investment securities combined with the increase in other operating income, offset in part by decrease in service charges.

The Company accounted for securities gains of $86,126 and securities losses of $8,270 during the three month period ended March 31, 2005 which were primarily sales of securities available for sale and securities gains of $56 and securities losses of $2,557 during the period ended March 31, 2004 and those sales were attributable to sales of marketable equity securities.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Income (Continued)

Service charges decreased $26,592 during the three months ended March 31, 2005, down 13.8%, from the same period in 2004. The decrease in service charges primarily resulted from a decrease in the number of charges assessed on deposit accounts compared to the prior year.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2005, other operating income increased $32,309 or 33.4% compared to the same period in 2004. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Noninterest Expense

Noninterest expense increased $306,369 or 18.9% for the three months ended March 31, 2005 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits, net occupancy expense and other operating expense. Salary and employee benefits increased $69,315 or 7.8% during the three months ended March 31, 2005 over the same period in 2004. The increased salary and employee benefit expense in 2005 compared to 2004 was primarily due to the hiring of additional personnel to enhance lending operations, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $45,495 or 17.4% during the three months ended March 31, 2005 compared to the same period in 2004. Increased building maintenance costs, property taxes, insurance, and equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2005 as compared to 2004. Other operating expenses increased $191,559 or 40.6% for the three months ended March 31, 2005 over 2004. Other operating expenses primarily increased due to increases in service expense, director fees, regulatory assessments, stationery and supplies expense, postage expense, the loss related to the write down of other real estate owned and other expenses, offset in part by decreases in advertising expense and other taxes. Increased operating expenses during the three months ended March 31, 2005 pertained to: a write down of other real estate owned which amounted to $55,570 and primarily relates to commercial property held by the subsidiary bank; complaince with the Sarbanes-Oxley Act Section 404; and compliance with the December, 2004 Formal Agreement.

Income Taxes

Income tax expense for the three month period ended March 31, 2005 was $125,141, a decrease of 43.2% compared to the same period in 2004. Income tax expense decreased primarily due to the decrease in pre-taxable income combined with the increase of tax-exempt income during the first three months of 2005 over the same period in 2004. Components of the income tax expense for March 31, 2005 were $96,950 for federal taxes and $28,191 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $326,929 and $306,992 for the three month periods ended March 31, 2005 and 2004, respectively. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2005 and 2004 and for the year ended December 31, 2004.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004. Average balance sheet information for the periods ended March 31, 2005 and 2004 and December 31, 2004 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) March 31, 2005			December 31, 2004			(Unaudited) March 31, 2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$47,470	$374	3.20%	$47,484	$1,457	3.07%	$53,144	$400	3.03%
Mortgage backed securities	38,464	357	3.76%	39,313	1,346	3.42%	37,020	314	3.41%
States and political subdivisions	19,034	174	3.71%	20,005	728	3.64%	18,880	171	3.64%
Other securities	2,042	25	4.97%	3,726	193	5.18%	3,535	48	5.46%

Total Investment securities:	107,010	930	3.52%	110,528	3,724	3.37%	112,579	933	3.33%
Interest bearing deposits	528	3	2.30%	993	11	1.11%	1,381	3	0.87%
Federal funds sold	4,645	27	2.36%	6,041	77	1.27%	5,738	13	0.91%
Loans, net of unearned income	152,050	2,338	6.24%	151,562	9,572	6.32%	149,006	2,357	6.36%
Other earning assets	789	7	3.60%	930	22	2.37%	948	6	2.55%

Total earning assets	265,022	3,305	5.06%	270,054	13,406	4.96%	269,652	3,312	4.94%
Cash and due from banks	6,074			6,055			5,524
Bank premises and equipment	3,858			3,876			3,891
Other assets	8,043			7,221			5,109
Allowance for loan losses	(2,392)			(2,276)			(2,278)

Total Assets	$280,605			$284,930			$281,898

LIABILITIES
Time deposits	$85,215	$661	3.15%	$87,972	$2,786	3.17%	$91,245	$734	3.24%
Savings deposits	85,244	197	0.94%	88,786	879	0.99%	88,705	218	0.99%
Interest bearing demand deposits	39,760	28	0.29%	39,179	127	0.32%	38,110	30	0.32%
Federal funds purchased and repurchase agreements	15,688	72	1.86%	16,906	286	1.69%	13,654	55	1.62%
FHLB borrowings	2,420	29	4.86%	2,444	117	4.79%	2,459	29	4.74%

Total interest bearing liabilities	228,327	987	1.75%	235,287	4,195	1.78%	234,173	1,066	1.83%
Demand deposits	26,695			24,885			23,488
Other liabilities	1,585			1,666			1,734

Total Liabilities	256,607			261,838			259,395
STOCKHOLDERS’ EQUITY	23,998			23,092			22,503

Total Liabilities and Stockholders’ Equity	$280,605			$284,930			$281,898

Net yield on earning assets		$2,318	3.55%		$9,211	3.41%		$2,246	3.35%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2005 and 2004, and the year ended December 31, 2004, respectively. The effect of this adjustment is presented below.

Investment securities	$107,010	$1,037	3.93%	$110,528	$4,165	3.77%	$112,579	$1,037	3.70%
Loans	152,050	2,449	6.53%	151,562	10,000	6.60%	149,006	2,458	6.63%

Total earning assets	$265,022	$3,523	5.39%	$270,054	$14,275	5.29%	$269,652	$3,517	5.25%

Taxable equivalent net yield on earning assets		$2,536	3.88%		$10,080	3.73%		$2,451	3.66%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Balance Sheet Analysis

Investments

Investment securities decreased $3,685,924 or 3.5% from December 31, 2004 to March 31, 2005. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 82.3% of total securities at March 31, 2005 and December 31, 2004. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $3,683,676 or 3.6% from December 31, 2004, and represented 97.3% of the investment portfolio at March 31, 2005. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and obligations of states and political subdivisions and sales of corporate debt securities. The held to maturity securities decreased $2,248 or .1% from December 31, 2004 and represented 2.7% of the investment portfolio as of March 31, 2005. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,140,023 at March 31, 2005 and increased by $110,482 at December 31, 2004. The fair value of securities classified as held to maturity was above book value by $76,023 and $102,751 at March 31, 2005 and December 31, 2004, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited) March 31, 2005	December 31, 2004
Securities held to maturity:
Obligations of States & Political Subdivisions	$2,822	$2,825

Total held to maturity	$2,822	$2,825

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$46,284	$43,590
Obligations of States & Political Subdivisions	15,340	17,263
Corporate Debt Securities	—	2,848
Mortgage-Backed Securities	37,737	39,390
Equity Securities	692	645

Total available for sale	$100,053	$103,736

Total	$102,875	$106,561

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2005 and December 31, 2004 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) March 31, 2005				December 31, 2004
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$11,017	2.24%	$—	—%	$11,058	2.24%
After One But Within Five Years	—	—	30,533	3.35	—	—	27,141	3.22
After Five But Within Ten Years	—	—	4,511	4.44	—	—	5,163	4.27
After Ten Years	—	—	223	2.92	—	—	228	2.39

	—	—	46,284	3.19	—	—	43,590	3.09

States & Political Subdivisions
Within One Year	1,046	5.96	253	5.41	1,049	5.96	536	4.29
After One But Within Five Years	1,679	6.46	5,955	4.35	1,679	6.46	6,597	4.42
After Five But Within Ten Years	97	7.95	7,390	5.17	97	7.95	8,009	5.14
After Ten Years	—	—	1,742	6.16	—	—	2,121	6.06

	2,822	6.33	15,340	4.97	2,825	6.33	17,263	4.95

Corporate Debt Securities
Within One Year	—	—	—	—	—	—	1,811	6.29
After One But Within Five Years	—	—	—	—	—	—	1,037	5.76

	—	—	—	—	—	—	2,848	6.10
Mortgage-Backed Securities	—	—	37,737	4.12	—	—	39,390	3.95
Equity Securities	—	—	692	2.09	—	—	645	2.13

Total	$2,822	6.33%	$100,053	3.81%	$2,825	6.33%	$103,736	3.80%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased $4.2 million or 2.8% from December 31, 2004 to March 31, 2005. The decline in the loan portfolio during the first three months of 2005 was primarily due to the decrease in residential real estate loans, commercial loans and installment loans, offset in part by an increase in other loans.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-six percent (46%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2004 were a 1% increase in commercial loans, a 1% increase in other loans, a 1% decrease in real estate residential loans and a 1% decrease in installment loans.

Table Six - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited)
	March 31, 2005	December 31, 2004
Real Estate - residential:
Real Estate - construction	$1,617	$1,841
Real Estate - farmland	258	263
Real Estate - residential	47,678	49,754

	$49,553	$51,858

Commercial:
Real Estate-secured by nonfarm nonresidential	$50,823	$51,699
Commercial and industrial	17,678	18,092

	$68,501	$69,791

Installment:
Installment and other loans to individuals	$17,254	$18,324

Other:
Nonrated industrial development obligations	$14,973	$14,538
Other loans	30	40

	$15,003	$14,578

Total	150,311	154,551
Less unearned interest	221	220

	$150,090	$154,331

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2005 and December 31, 2004:

	March 31, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$460	$597	$560	$515	$752	$574
Commercial real estate - secured by nonfarm, nonresidential property	1,495	1,924	47,404	1,544	2,263	47,892
Commercial and industrial	1,194	7,917	8,567	1,310	7,866	8,916
Nonrated industrial development obligations	1,637	3,338	9,998	1,585	3,638	9,315

Total	$4,786	$13,776	$66,529	$4,954	$14,519	$66,697

The following table presents an analysis of fixed and variable rate loans as of March 31, 2005 and December 31, 2004 along with the contractual maturities of loans other than installment loans and residential mortgages:

	March 31, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,854	$8,321	$12,416	$2,951	$9,378	$12,817
Variable Rates	1,932	5,455	54,113	2,003	5,141	53,880

Total	$4,786	$13,776	$66,529	$4,954	$14,519	$66,697

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

Total non-performing loans were $1,867,000 at March 31, 2005 as compared to $1,642,000 at December 31, 2004. The increase in non-performing loans was primarily due to the addition of two non-accrual commercial loans during the first quarter of 2005. Loans past due 90 days or more and still accruing interest were $8,000 at March 31, 2005, as compared to $17,000 at December 31, 2004.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at $1,740,000 or 1.2% of total loans outstanding as of March 31, 2005, as compared to $1,441,000 or .9% of total loans at December 31, 2004. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) March 31,		December 31, 2004

	2005	2004
Past Due 90 Days or More:
Real Estate - residential	$—	$—	$—
Commercial	—	15	6
Installment	8	9	11

	$8	$24	$17

Non-accrual:
Real Estate - residential	$137	$78	$74
Commercial	1,592	2,025	1,357
Installment	11	1	10

	$1,740	$2,104	$1,441

Other Real Estate	$119	$12	$184

Total non-performing assets	$1,867	$2,140	$1,642

Total non-performing assets to total loans and other real estate	1.24%	1.42%	1.06%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $55,400, $47,000 and $105,700 for the three months ended March 31, 2005 and 2004 and for the year ended December 31, 2004, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) March 31,		December 31, 2004

	2005	2004
Allowance for loan losses:

Balance at beginning of period:	$2,356	$2,305	$2,305

Loans Charged Off:
Real Estate - residential	—	—	3
Commercial	3	140	229
Installment	21	29	70

	24	169	302

Recoveries:
Real Estate - residential	—	17	17
Commercial	—	—	20
Installment	3	5	16

	3	22	53

Net Charge-offs	21	147	249

Additions Charged to Operations	90	30	300

Balance at end of period:	$2,425	$2,188	$2,356

Average Loans Outstanding	$152,050	$149,006	$151,562

Ratio of net charge-offs to Average loans outstanding for the period	0.01%	0.10%	0.16%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.62%	1.45%	1.53%

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

The allowance for loan losses increased $69,338 or 2.9%, since December 31, 2004. The allowance for loan losses represented 1.6% and 1.5% of outstanding loans as of March 31, 2005 and December 31, 2004, respectively. Net loan charge-offs were $20,662 for the three month period ended March 31, 2005, compared to $146,654 for the same period in 2004. The net loan charge-offs during the first three months of 2005 were primarily consumer loans. The provision for possible loan losses was $90,000 and $30,000 for the three month periods ended March 31, 2005 and 2004, respectively. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2004, and the three month period ended March 31, 2005. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

			December 31,
	March 31. 2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$325	33.0%	$325	33.5%	$311	36.0%	$276	37.5%	$263	37.3%
Commercial	1,586	45.5	1,520	45.2	1,429	43.0	1,161	41.7	821	40.0
Installment	493	11.5	490	11.9	544	12.9	569	12.9	541	16.1
Others	21	10.0	21	9.4	21	8.1	21	7.9	21	6.6

Total	$2,425	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $231,719,484 at March 31, 2005, down 1.9% since December 31, 2004. Since year end the decline in deposits was primarily in savings and time deposits and non-interest bearing demand deposits, offset in part by an increase in interest bearing demand deposits. At March 31, 2005, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. There was no change in the deposit mix from December 31, 2004 to March 31, 2005.

Table Eleven

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited) March 31, 2005	December 31, 2004

Three Months or Less	$3,848	$1,514
Over Three and Less than Six Months	2,469	3,638
Over Six and Less than Twelve Months	3,464	3,217
Over Twelve Months	9,734	11,757

Total	$19,515	$20,126

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2005 and December 31, 2004. Repurchase agreements decreased 10.0%, from $15,759,200 at December 31, 2004 to $14,176,102 at March 31, 2005. The decline in repurchase agreements was primarily due to a reduction of the balance of one commercial customer.

Federal Home Loan Bank Borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2005 was approximately $104.8 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,415,235 and $2,425,111 at March 31, 2005 and December 31, 2004, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2005.

Capital Resources

Stockholders’ equity increased 1.1% during the three month period ended March 31, 2005 entirely from current earnings after quarterly dividends, and a 3.3% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 8.6% of total assets at March 31, 2005 and December 31, 2004.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. In December 2004, the subsidiary bank entered into a Formal agreement with the Office of the Comptroller of the Currency. Under the terms of the Formal Agreement, the subsidiary bank cannot declare a dividend in 2005 without approval of the Comptroller of the Currency. The Board of Directors also adopted a resolution with the Federal Reserve Bank of Cleveland which prohibits the Company from paying dividends or participating in the acquisition of treasury stock without prior Federal Reserve approval and a 30 day prior notice requirement. The Company has taken, and intends to continue to take, all appropriate steps to comply with the Federal Reserve requirements.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

As of March 31, 2005, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Holding Company Total Capital (to Risk Weighted Assets)	$22,745	12.97%	$14,033	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	20,561	11.72%	7,016	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	20,561	7.24%	11,366	4.0%

Subsidiary Bank Total Capital (to Risk Weighted Assets)	$22,417	12.84%	$13,965	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	20,233	11.59%	6,983	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	20,233	7.14%	11,332	4.0%

As of March 31, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$22,339	13.55%	$13,192	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	20,281	12.30%	6,596	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	20,281	7.33%	11,071	4.0%

Subsidiary Bank Total Capital (to Risk Weighted Assets)	$22,177	13.50%	$13,140	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	20,119	12.25%	6,570	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	20,119	7.29%	11,045	4.0%

The “Formal Agreement” requires Tier 1 capital at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005. The subsidiary bank was granted an extension until May 30, 2005 to meet the capital requirements.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $100,052,796 classified as available for sale at March 31, 2005. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At March 31, 2005, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2005.

At March 31, 2005 and December 31, 2004, the Company had outstanding loan commitments and unused lines of credit totaling $14,208,000 and $20,581,000, respectively. As of March 31, 2005, management placed a high probability for required funding within one year of approximately $8.5 million. Approximately $4.6 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2005 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 5.9%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 8.5%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Interim President and Chief Executive Officer, Sylvan J. Dlesk, and Executive Vice President, Chief Administrative Officer and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter, the Company’s subsidiary bank adopted various control procedures relating to loan underwriting standards as well as the loan origination and approval processes. Control procedures were initiated to ensure compliance with loan approval terms and conditions and credit risk analysis standards. Also, controls were established to address the loan credit performance of borrowers through rate sensitivity analysis and stress testing.

There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or other material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. Inapplicable

b. Inapplicable

c. Inapplicable

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On February 22, 2005 a report on Form 8-K was filed which contained a release dated February 22, 2005 that reported the termination of a written employment agreement with Charles K. Graham, President and CEO of the Company and the resignation of Charles K. Graham, President and CEO of the Company and President and CEO of its subsidiary, Progressive Bank, N.A. from all positions associated with the Company and its subsidiary bank effective March 31, 2005.

On March 14, 2005 a report on Form 8-K was filed which contained a press release dated March 10, 2005 that reported the earnings of First West Virginia Bancorp, Inc. for the fourth quarter and year ended December 31, 2004.

On April 4, 2005 a report on Form 8-K/A was filed and reported that on March 29, 2005 the Board of Directors of the Company’s subsidiary bank, Progressive Bank, N.A., were advised by the OCC that the waiver request for Sylvan J. Dlesk as interim CEO/President of the subsidiary bank had been approved effective April 1, 2005, for a period not to exceed one hundred twenty (120) days or such earlier date on which a permanent CEO/President has been identified and obtained appropriate regulatory approvals.

(b) Exhibits

The exhibits listed in the Exhibit Index on page 29 of this FORM 10-Q are incorporated by reference and/or filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman

By:	/s/ Francie P. Reppy
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 12, 2005

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.8	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Filed herewith and incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.