Form 10-Q
period 2005-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2005-08-15
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the issuer’s common stock as of August 11, 2005:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,250,063	$5,474,000
Due from banks - interest bearing	1,536,647	491,166
Federal funds sold	6,590,000	2,155,000

Total cash and cash equivalents	14,376,710	8,120,166

Investment securities:
Available-for-sale (at fair value)	96,007,066	103,736,472
Held-to-maturity (fair value of $2,883,558 and $2,927,330, respectively)	2,820,036	2,824,579

Loans	143,813,345	154,331,037
Less allowance for loan losses	(2,491,518)	(2,356,101)

Net loans	141,321,827	151,974,936
Premises and equipment, net	4,265,430	3,855,870
Accrued income receivable	1,189,842	1,259,205
Other intangible assets	236,670	281,046
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,141,360	3,080,724
Other assets	2,820,150	3,024,628

Total assets	$267,823,210	$279,801,745

LIABILITIES

Noninterest bearing deposits:
Demand	$26,426,296	$26,288,924
Interest bearing deposits:
Demand	35,305,404	37,493,712
Savings	79,384,544	86,900,317
Time	81,210,545	85,488,054

Total deposits	222,326,789	236,171,007
Federal funds purchased and securities sold under agreements to repurchase	15,665,121	15,759,200
Federal Home Loan Bank borrowings	2,405,241	2,425,111
Other borrowings	2,000,000	—
Accrued interest payable	370,119	349,357
Other liabilities	954,575	1,144,034

Total liabilities	243,721,845	255,848,709

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value: 1,538,443 shares issued at June 30, 2005 and December 31, 2004	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	11,913,111	11,437,407
Accumulated other comprehensive income (loss)	(258,467)	68,908

Total stockholders’ equity	24,101,365	23,953,036

Total liabilities and stockholders’ equity	$267,823,210	$279,801,745

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,137,658	$2,189,607	$4,307,221	$4,394,572
Tax-exempt	161,503	154,221	329,422	306,328
Debt securities:
Taxable	767,110	747,289	1,538,835	1,525,953
Tax-exempt	150,982	151,880	309,992	306,765
Dividends	4,067	2,596	8,563	5,451
Other interest income	2,378	6,053	8,292	12,103
Federal funds sold	47,585	12,357	74,672	25,105

Total interest and dividend income	3,271,283	3,264,003	6,576,997	6,576,277

INTEREST EXPENSE
Deposits	880,376	947,092	1,766,379	1,928,542
Federal funds purchased and repurchase agreements	89,324	63,199	161,783	118,304
FHLB and other borrowings	40,155	28,832	68,964	58,100

Total interest expense	1,009,855	1,039,123	1,997,126	2,104,946

Net interest income	2,261,428	2,224,880	4,579,871	4,471,331
PROVISION FOR POSSIBLE LOAN LOSSES	90,000	90,000	180,000	120,000

Net interest income after provision for possible loan losses	2,171,428	2,134,880	4,399,871	4,351,331

NONINTEREST INCOME
Service charges and other fees	188,792	209,844	354,695	402,338
Net gains on available for sale securities	2,390	6,427	80,245	3,926
Other operating income	115,104	91,326	244,275	188,187

Total noninterest income	306,286	307,597	679,215	594,451

NONINTEREST EXPENSE
Salary and employee benefits	917,481	842,019	1,878,098	1,733,322
Net occupancy expense of premises	273,315	267,188	580,135	528,513
Other operating expenses	666,575	518,994	1,329,640	990,500

Total noninterest expense	1,857,371	1,628,201	3,787,873	3,252,335

Income before income taxes	620,343	814,276	1,291,213	1,693,447
INCOME TAXES	109,560	188,697	234,701	409,128

Net income	$510,783	$625,579	$1,056,512	$1,284,319

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.33	$0.41	$0.69	$0.84

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036
Comprehensive income:
Net income	—	—	—	1,056,512	—	—	$1,056,512	1,056,512
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(327,375)	(327,375)	(327,375)

Comprehensive income							$729,137

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2005	1,538,443	$7,692,215	$4,982,606	$11,913,111	$(228,100)	$(258,467)		$24,101,365

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615
Comprehensive income:
Net income	—	—	—	1,284,319	—	—	$1,284,319	1,284,319
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(1,191,304)	(1,191,304)	(1,191,304)

Comprehensive income							$93,015

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2004	1,538,443	$7,692,215	$4,982,606	$10,665,209	$(228,100)	$(569,108)		$22,542,822

	For the Six Months Ended June 30,
	2005	2004
Disclosure of reclassification amount, net of tax:
Unrealized holding losses arising during the period	$(277,326)	$(1,188,855)
Less reclassification adjustment for gains included in net income	50,049	2,449

Net unrealized losses on securities	$(327,375)	$(1,191,304)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,056,512	$1,284,319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	120,000
Depreciation and amortization	230,467	221,843
Amortization of investment securities, net	183,162	320,700
Investment security gains	(80,245)	(3,926)
Net (gains) losses on sales of premises and equipment	49,198	(3,726)
Increase in cash surrender value of bank-owned life insurance	(60,636)	(20,461)
Increase in interest receivable	69,363	82,218
Increase (decrease) in interest payable	20,762	(15,702)
Other, net	153,504	(255,144)

Net cash provided by operating activities	1,802,087	1,730,121

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	10,457,803	(4,313,594)
Proceeds from sales of securities available-for-sale	2,836,382	5,391,911
Proceeds from maturities of securities available-for-sale	148,014,726	31,807,993
Proceeds from maturities of securities held-to-maturity	—	610,000
Principal collected on mortgage-backed securities	6,577,175	10,150,600
Purchases of securities available-for-sale	(150,322,142)	(34,328,041)
Recoveries on loans previously charged-off	15,305	41,228
Purchases of premises and equipment	(601,341)	(183,617)
Purchase of bank owned life insurance	—	(3,000,000)
Proceeds from sales of premises and equipment	15,524	14,101

Net cash used in investing activities	16,993,432	6,190,581

FINANCING ACTIVITIES
Net decrease in deposits	(13,844,218)	(2,459,093)
Dividends paid	(580,808)	(580,808)
Increase (decrease) in short-term borrowings	(94,079)	2,326,143
Proceeds from long-term borrowings	2,000,000	—
Principal payments on FHLB borrowings	(19,870)	(18,949)

Net cash used in financing activities	(12,538,975)	(732,707)

INCREASE IN CASH AND CASH EQUIVALENTS	6,256,544	7,187,995

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,120,166	7,024,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,376,710	$14,212,389

Supplemental Disclosures:
Cash Paid for Interest	$1,976,364	$2,120,649
Cash Paid for Income Taxes	$347,812	$551,571

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 AND 2004

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

June 30, 2005 AND 2004

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed. Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,491,518 at June 30, 2005, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended June 30, 2005 and 2004. The unamortized balance from the purchase of these core deposit intangible assets is $236,670 and $281,046 at June 30, 2005 and December 31, 2004, respectively.

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

June 30, 2005 AND 2004

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

COMPREHENSIVE INCOME

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended June 30, 2005, and the year ended December 31, 2004. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	June 30, 2005	December 31, 2004
Before-tax amount	$(524,892)	$(887,106)
Tax effect	197,517	333,818

Net of tax effect	$(327,375)	$(553,288)

NOTE 2 - REGULATORY MATTERS

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. As of June 30, 2005 the Tier 1 leverage and capital ratio requirements were met by the subsidiary bank. Under the terms of the Formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report monthly to the OCC on the progress in complying with the agreement. The subsidiary bank board has appointed a compliance committee and has filed monthly reports with the OCC.

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

June 30, 2005 AND 2004

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

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

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three and six months ended June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2004.

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

Critical Accounting Policies

The accounting and reporting policies of First West Virginia Bancorp, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the significant accounting policies and they are included in Note 1 to the Consolidated Financial Statements. The significant accounting policies are those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis.

OVERVIEW

The Company reported net income of $1,056,512 or $.69 per share for the six months ended June 30, 2005 compared to $1,284,319 or $.84 per share for the same period during 2004. The decrease of $227,807 or 17.7% in earnings was primarily due to the increase in noninterest expenses, offset in part by the increase in net interest income for the six months ended June 30, 2005 as compared to the same period in 2004. For the first six months of 2005, the Company’s return on average assets (ROA) was .77% as compared to .92% for the same period in 2004. The annualized return on average equity (ROE) was 8.83% for the first six months of 2005 as compared to 11.38% for the same period in 2004.

For the second quarter of 2005, net income was $510,783 or $.33 per share as compared to $625,579 or $.41 per share for the same period in 2004. The decrease in earnings of $114,796 or 18.4% was primarily due to the increase in noninterest expenses, offset in part by the increase in net interest income. The ROA was .75% for the three months ended June 30, 2005 as compared to .89% for the same period of the prior year. For the three months ended June 30, 2005 compared to June 30, 2004, the ROE was 8.44% and 11.00%, respectively.

The Company ended the second quarter of 2005 with total assets of $267,823,210, down 4.3% over the year ended December 31, 2004. Loans decreased during the first six months of 2005 by $10,517,692, or 6.8%, to $143,813,345. Total deposits decreased by $13,844,218, or 5.9% since December 31, 2004 and was primarily due to the decreases in interest bearing demand, savings and time deposits.

The allowance for loan losses amounted to $2,491,518 or 1.7% of total loans at June 30, 2005, compared to $2,356,101 or 1.5% of total loans at December 31, 2004. Non-performing assets were $2,150,000 at June 30, 2005, as compared to $1,642,000 at December 31, 2004. The increase in non-performing assets was primarily due to the addition of two commercial loans and one residential real estate loan placed in nonaccrual during the first six months of 2005.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
SUMMARY OF OPERATIONS
Total interest income	$3,271	$3,264	$6,577	$6,576	$13,406	$13,319	$14,309
Total interest expense	1,010	1,039	1,997	2,105	4,195	4,603	5,101
Net interest income	2,261	2,225	4,580	4,471	9,211	8,716	9,208
Provision for loan losses	90	90	180	120	300	435	540
Total other income	306	307	679	594	1,284	1,346	1,033
Total other expenses	1,857	1,628	3,788	3,252	6,747	6,342	6,062
Income before income taxes	620	814	1,291	1,693	3,448	3,285	3,639
Net income	511	625	1,057	1,284	2,637	2,518	2,674
PER SHARE DATA
Net income	$0.33	$0.41	$0.69	$0.84	$1.73	$1.64	$1.74
Cash dividends declared	0.19	0.19	0.38	0.38	0.76	0.73	0.69
Book value per share	15.77	14.75	15.77	14.75	15.67	15.07	14.60
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$145,206	$150,554	$148,609	$149,780	$151,562	$137,826	$131,383
Investment securities	104,266	109,233	105,630	110,906	110,528	117,758	93,962
Deposits - interest bearing	203,143	215,717	206,662	216,888	215,937	217,064	200,170
Stockholders’ equity	24,282	22,844	24,148	22,697	23,092	21,884	20,302
Total assets	273,626	282,342	277,103	282,144	284,930	277,952	252,543
SELECTED RATIOS
Return on average assets	0.75%	0.89%	0.77%	0.92%	0.93%	0.91%	1.06%
Return on average equity	8.44%	11.00%	8.83%	11.38%	11.42%	11.51%	13.17%
Average equity to average assets	8.87%	8.09%	8.71%	8.04%	8.10%	7.87%	8.04%
Dividend payout ratio	57.58%	46.34%	55.07%	45.24%	43.93%	44.51%	39.66%
Loan to Deposit ratio	64.69%	62.99%	64.69%	62.99%	65.35%	60.64%	59.11%

	(Unaudited)
	June 30,		December 31,
	2005	2004	2004	2003	2002
BALANCE SHEET
Investments	$98,827	$107,783	$106,561	$119,245	$108,065
Loans	143,813	150,851	154,331	146,711	136,772
Other assets	25,183	25,242	18,910	18,155	19,517

Total Assets	$267,823	$283,876	$279,802	$284,111	$264,354

Deposits	$222,327	$239,488	$236,171	$241,947	$231,376
Federal funds purchased and repurchase agreements	15,665	17,415	15,759	15,089	9,038
FHLB borrowings	2,405	2,445	2,425	2,464	—
Long term debt	2,000	—	—	—	—
Other liabilities	1,325	1,985	1,494	1,580	1,480
Stockholders’ equity	24,101	22,543	23,953	23,031	22,460

Total Liabilities and Stockholders’ equity	$267,823	$283,876	$279,802	$284,111	$264,354

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2005

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2005 and 2004 and the year ended December 31, 2004 .

For the six months ended June 30, 2005, net interest income was $4,579,871, an increase of $108,540 or 2.4%, from the same period in 2004. The increase in net interest income was primarily due to the decrease in interest paid on deposit liabilities combined with the increase in interest earned on investment securities offset in part by the decline in interest and fees on loans. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.87% for the six months ended June 30, 2005, as compared to 3.73% at December 31, 2004 and 3.65% at June 30, 2004.

During the six months ended June 30, 2005, interest expense decreased $107,820 or 5.1% as compared to the same period in 2004. The decline in the average volume of interest bearing liabilities primarily in savings and time deposits combined with the decrease in interest rates paid on savings deposits contributed to the decrease in interest expense during the six month period ended June 30, 2005. The average yield paid on interest bearing liabilities increased .01%, from 1.78% at December 31, 2004 to 1.79% at June 30, 2005. The increase in the average yield on interest bearing liabilities was primarily due to the increase in the interest rates paid on repurchase agreements and other borrowings.

Noninterest Income

Noninterest income increased $84,764 or 14.3% for the six months ended June 30, 2005 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in gains on sales of investment securities combined with an increase in other operating income, offset in part by a decrease in service charges and other fee income. The Company and its subsidiary bank accounted for securities gains of $95,200 and securities losses of $14,955 during the six month period ended June 30, 2005 and securities gains of $12,533 and securities losses of $8,607 during the period ended June 30, 2004 and those sales were attributable to sales of marketable debt and equity securities. Service charges decreased $47,643 during the six months ended June 30, 2005, down 11.8%, from the same period in 2004. The decrease in service charges primarily resulted from a decline in overdraft fees assessed on deposit accounts as compared to the prior year. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2005, other operating income increased $56,088 or 29.8% compared to the same period in 2004. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers, gains on sales of assets and ATM fees, offset in part by a decrease in miscellaneous income and other credit card fees.

Noninterest Expense

Noninterest expense increased $535,538 or 16.5% for the six months ended June 30, 2005 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses, salary and employee benefits, and net occupancy expense.

Other operating expense amounted to $1,329,640, an increase of $339,140, or 34.2%, compared to the same period of the prior year and was attributable primarily to the subsidiary bank’s compliance with the Formal Agreement, compliance with the Sarbanes-Oxley Act Section 404, a loss on the sale of other real estate owned which amounted to $59,032 and the outsourcing of investment securities portfolio management, offset in part by decreased advertising expense and other taxes.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2005	2004
Directors’ fees	$97,800	$59,525
Stationery and supplies	90,458	70,147
Regulatory assessment and deposit insurance	78,835	59,169
Advertising	70,197	95,584
Postage and transportation	107,988	102,300
Other taxes	72,958	91,938
Service expense	291,377	157,526
Other	520,027	354,311

Total	$1,329,640	$990,500

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2005 (Continued)

Noninterest Expense - (continued)

Salary and employee benefits increased $144,776 or 8.4% during the six months ended June 30, 2005 over the same period in 2004. The increased salary and employee benefit expense in 2005 compared to 2004 was primarily due to the hiring of additional personnel to enhance lending development and operations, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $51,622 or 9.8% during the six months ended June 30, 2005 compared to the same period in 2004. Increased building and maintenance costs and equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2005 as compared to 2004. In January 2005 the Company’s subsidiary bank leased office space for its executives in Wheeling, WV which contributed to the increased building and maintenance costs as compared to the prior year.

Income Taxes

Income tax expense for the six month period ended June 30, 2005 was $234,701, declining 42.6% compared to the same period in 2004. Income tax expense decreased primarily due to the decrease in pre-taxable income of $402,234 during the first six months of 2005 over the same period in 2004. Components of the income tax expense for June 30, 2005 were $180,665 for federal taxes and $54,036 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2005 and 2004 and for the year ended December 31, 2004.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2005 and 2004 and the year ended December 31, 2004. Average balance sheet information for the periods ended June 30, 2005 and 2004 and December 31, 2004 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) June 30, 2005			December 31, 2004			(Unaudited) June 30, 2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities: U.S. Treasury and U. S. Government agencies	$47,617	$756	3.20%	$47,484	$1,457	3.07%	$49,175	$744	3.04%
Mortgage backed securities	38,086	718	3.80%	39,313	1,346	3.42%	39,321	653	3.34%
States and political subdivisions	18,607	339	3.67%	20,005	728	3.64%	18,937	341	3.62%
Other securities	1,320	30	4.58%	3,726	193	5.18%	3,473	95	5.50%

Total Investment securities:	105,630	1,843	3.52%	110,528	3,724	3.37%	110,906	1,833	3.32%
Interest bearing deposits	640	8	2.52%	993	11	1.11%	1,468	6	0.82%
Federal funds sold	5,675	75	2.67%	6,041	77	1.27%	5,642	25	0.89%
Loans, net of unearned income	148,609	4,637	6.29%	151,562	9,572	6.32%	149,780	4,701	6.31%
Other earning assets	765	14	3.69%	930	22	2.37%	933	11	2.37%

Total earning assets	261,319	6,577	5.08%	270,054	13,406	4.96%	268,729	6,576	4.92%
Cash and due from banks	6,144			6,055			5,676
Bank premises and equipment	4,023			3,876			3,870
Other assets	8,049			7,221			6,131
Allowance for loan losses	(2,432)			(2,276)			(2,262)

Total Assets	$277,103			$284,930			$282,144

LIABILITIES
Time deposits	$84,095	$1,334	3.20%	$87,972	$2,786	3.17%	$89,842	$1,436	3.21%
Savings deposits	83,561	378	0.91%	88,786	879	0.99%	88,506	436	0.99%
Interest bearing demand deposits	39,006	54	0.28%	39,179	127	0.32%	38,540	57	0.30%
Federal funds purchased and repurchase agreements	15,695	162	2.08%	16,906	286	1.69%	14,580	118	1.63%
Long term debt	398	12	6.08%	—	—	—	—	—	—
FHLB borrowings	2,415	57	4.76%	2,444	117	4.79%	2,454	58	4.75%

Total interest bearing liabilities	225,170	1,997	1.79%	235,287	4,195	1.78%	233,922	2,105	1.81%
Demand deposits	26,319			24,885			23,852
Other liabilities	1,466			1,666			1,673

Total Liabilities	252,955			261,838			259,447
STOCKHOLDERS’ EQUITY	24,148			23,092			22,697

Total Liabilities and Stockholders’ Equity	$277,103			$284,930			$282,144

Net yield on earning assets		$4,580	3.53%		$9,211	3.41%		$4,471	3.35%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2005 and 2004, and the year ended December 31, 2004, respectively. The effect of this adjustment is presented below.

Investment securities	$105,630	$2,055	3.92%	$110,528	$4,165	3.77%	$110,906	$2,037	3.69%
Loans	148,609	4,856	6.59%	151,562	10,000	6.60%	149,780	4,905	6.59%

Total earning assets	$261,319	$7,008	5.41%	$270,054	$14,275	5.29%	$268,729	$6,984	5.23%

Taxable equivalent net yield on earning assets		$5,011	3.87%		$10,080	3.73%		$4,879	3.65%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2005

Net Interest Income

For the three months ended June 30, 2005, net interest income was $2,261,428, an increase of $36,548 or 1.6%, from the same period in 2004. The increase in net interest income was primarily due to the decrease in interest paid on deposit liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.85% for the three months ended June 30, 2005, as compared to 3.65% at June 30, 2004. Table Three presents the average balance sheets and an interest rate analysis for the three months ended June 30, 2005 and 2004.

During the three months ended June 30, 2005, interest expense decreased $29,268 or 2.8% as compared to the same period in 2004. The decrease in the average volume of interest bearing liabilities, offset in part by an increase in the interest paid on interest bearing liabilities primarily resulted in the decline in interest expense. The average yield paid on interest bearing liabilities increased .03%, from 1.79% at June 30, 2004 to 1.82% at June 30, 2005. The increase in the average yield on interest bearing liabilities was primarily due to the increase in the interest rates paid on repurchase agreements and time deposits.

Noninterest Income

Noninterest income remained relatively flat during the second quarter of 2005 as compared to the prior year. Noninterest income decreased $1,311 or .4% for the three months ended June 30, 2005 as compared to same period of the prior year. The decrease in noninterest income was primarily due to a decrease in service charges combined with a decrease in gains on sales of investment securities, offset in part by an increase in other operating income.

The Company accounted for securities gains of $9,075 and securities losses of $6,685 during the three month period ended June 30, 2005 and securities gains of $12,477 and securities losses of $6,050 during the period ended June 30, 2004 and those sales were attributable to sales of marketable debt and equity securities.

For the second quarter of 2005, other operating income increased $23,778 or 26.0% as compared to same period of the prior year. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers, gains on sales of assets and ATM fees, offset in part by a decrease in miscellaneous income and other credit card fees.

Noninterest Expense

Noninterest expense increased $229,170 or 14.1% for the three months ended June 30, 2005 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and salary and employee benefits. Other operating expense amounted to $666,575, an increase of $147,581, or 28.4%, compared to the same period of the prior year and was attributable primarily a result of the subsidiary bank’s compliance with the Formal Agreement, compliance with the Sarbanes-Oxley Act Section 404, and the outsourcing of investment securities portfolio management, offset in part by decreased advertising expense and other taxes.

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2005	2004
Directors’ fees	$48,925	$27,900
Stationery and supplies	45,779	32,778
Regulatory assessment and deposit insurance	39,277	29,598
Advertising	31,651	54,441
Postage and transportation	51,928	51,151
Other taxes	34,351	47,331
Service expense	195,881	90,078
Other	218,783	185,717

Total	$666,575	$518,994

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Salary and employee benefits increased $75,462 or 9.0% during the three months ended June 30, 2005 over the same period in 2004. The increased salary and employee benefit expense in 2005 compared to 2004 was primarily due to the hiring of additional personnel to enhance lending development and operations, increased employee benefit costs and normal annual merit adjustments.

Income Taxes

Income tax expense for the three month period ended June 30, 2005 was $109,560, declining 41.9% compared to the same period in 2004. Income tax expense decreased primarily due to the decrease in pre-taxable income of $193,933 during the three month period ended June 30, 2005 over the same period in 2004. Components of the income tax expense for the three months ended June 30, 2005 were $83,715 for federal taxes and $25,845 for West Virginia corporate net income taxes.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2005 and 2004. Average balance sheet information for the periods ended June 30, 2005 and 2004 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2005 and 2004.

	June 30, 2005			June 30, 2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$47,763	$382	3.21%	$45,205	$344	3.06%
Mortgage backed securities	37,712	361	3.84%	41,621	339	3.28%
Obligations of states and political subdivisions	18,186	166	3.66%	18,994	169	3.58%
Other securities	605	4	2.65%	3,413	47	5.54%

Total Investment securities:	104,266	913	3.51%	109,233	899	3.31%
Interest bearing deposits	750	5	2.67%	1,556	3	0.78%
Federal funds sold	6,694	47	2.82%	5,545	13	0.94%
Loans, net of unearned income	145,206	2,299	6.35%	150,554	2,344	6.26%
Other earning assets	742	7	3.78%	919	5	2.19%

Total earning assets	257,658	3,271	5.09%	267,807	3,264	4.90%

Cash and due from banks	6,213			5,828
Bank premises and equipment	4,187			3,848
Other assets	8,040			7,104
Allowance for loan losses	(2,472)			(2,245)

Total Assets	$273,626			$282,342

LIABILITIES
Time deposits	$82,986	$673	3.25%	$88,439	$702	3.19%
Savings deposits	81,897	182	0.89%	88,308	217	0.99%
Interest bearing demand deposits	38,260	26	0.27%	38,970	28	0.29%
Federal funds purchased and repurchase agreements	15,703	89	2.27%	15,505	63	1.63%
Long-term debt	791	12	6.08%	—	—	—
FHLB borrowings	2,411	28	4.66%	2,449	29	4.76%

Total interest bearing liabilities	222,048	1,010	1.82%	233,671	1,039	1.79%

Demand deposits	25,947			24,215
Other liabilities	1,349			1,612

Total Liabilities	249,344			259,498

STOCKHOLDERS’ EQUITY	24,282			22,844

Total Liabilities and Stockholders’ Equity	$273,626			$282,342

Net yield on earning assets		$2,261	3.52%		$2,225	3.34%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2005 and 2004, respectively. The effect of this adjustment is presented below.

Investment securities	$104,266	$1,019	3.92%	$109,233	$1,000	3.68%
Loans	145,206	2,407	6.65%	150,554	2,447	6.54%

Total earning assets	$257,658	$3,485	5.43%	$267,807	$3,468	5.21%

Taxable equivalent net yield on earning assets		$2,475	3.85%		$2,429	3.65%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Balance Sheet Analysis

Investments

Investment securities decreased $7,733,949 or 7.3% from December 31, 2004 to June 30, 2005. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 82.7% and 82.3% of total securities at June 30, 2005 and December 31, 2004, respectively. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $7,729,406 or 7.5% from December 31, 2004, and represented 97.2% of the investment portfolio at June 30, 2005. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and obligations of states and political subdivisions and sales of corporate debt securities. The held to maturity securities decreased $4,543 or .2% from December 31, 2004 and represented 2.8% of the investment portfolio as of June 30, 2005. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $414,410 at June 30, 2005 and increased by $110,482 at December 31, 2004. The fair value of securities classified as held to maturity was above book value by $63,522 and $102,751 at June 30, 2005 and December 31, 2004, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	June 30, 2005	December 31, 2004
Securities held to maturity:
Obligations of States & Political Subdivisions	$2,820	$2,825

Total held to maturity	$2,820	$2,825

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$43,303	$43,590
Obligations of States & Political Subdivisions	15,394	17,263
Corporate Debt Securities	—	2,848
Mortgage-Backed Securities	36,648	39,390
Equity Securities	662	645

Total available for sale	$96,007	$103,736

Total	$98,827	$106,561

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Investments - Continued

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2005 and December 31, 2004 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) June 30, 2005				December 31, 2004
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$11,573	2.38%	$—	—%	$11,058	2.24%
After One But Within Five Years	—	—	27,986	3.45	—	—	27,141	3.22
After Five But Within Ten Years	—	—	3,523	4.27	—	—	5,163	4.27
After Ten Years	—	—	221	3.42	—	—	228	2.39

	—	—	43,303	3.23	—	—	43,590	3.09

States & Political Subdivisions Within One Year	1,325	5.89	689	5.31	1,049	5.96	536	4.29
After One But Within Five Years	1,398	6.63	5,644	4.34	1,679	6.46	6,597	4.42
After Five But Within Ten Years	97	7.95	7,290	5.09	97	7.95	8,009	5.14
After Ten Years	—	—	1,771	6.06	—	—	2,121	6.06

	2,820	6.33	15,394	4.94	2,825	6.33	17,263	4.95

Corporate Debt Securities Within One Year	—	—	—	—	—	—	1,811	6.29
After One But Within Five Years	—	—	—	—	—	—	1,037	5.76

	—	—	—	—	—	—	2,848	6.10

Mortgage-Backed Securities	—	—	36,648	4.18	—	—	39,390	3.95

Equity Securities	—	—	662	2.63	—	—	645	2.13

Total	$2,820	6.33%	$96,007	3.86%	$2,825	6.33%	$103,736	3.80%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased $10.5 million or 6.8% from December 31, 2004 to June 30, 2005. The decline in the loan portfolio during 2005 was primarily due to decreases of approximately $3.8 million in residential real estate loans, $4.2 million in commercial loans, $1.5 million in installment loans, and $1 million in other loans. The decrease in the loan portfolio was primarily attributed to regular principal payments and payoffs of various loans. Additionally, approximately $2.1 million in loans were participated to other financial institutions to assist in the attainment of the risk based capital requirements under the terms of the Formal Agreement. The subsidiary bank continues to face increased competition for quality loans in the markets it serves.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-six percent (46%) of the loan portfolio. Installment loans comprised twelve percent (12%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2004 were a 1% increase in commercial loans and a 1% decrease in real estate residential loans.

Table Six - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited)
	June 30, 2005	December 31, 2004
Real Estate - residential:
Real Estate - construction	$1,281	$1,841
Real Estate - farmland	417	263
Real Estate - residential	46,384	49,754

	$48,082	$51,858

Commercial:
Real Estate-secured by nonfarm nonresidential	$48,445	$51,699
Commercial and industrial	17,162	18,092

	$65,607	$69,791

Installment:
Installment and other loans to individuals	$16,811	$18,324

Other:
Nonrated industrial development obligations	$13,440	$14,538
Other loans	80	40

	$13,520	$14,578

Total	144,020	154,551
Less unearned interest	207	220

	$143,813	$154,331

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$325	$588	$368	$515	$752	$574
Commercial real estate - secured by nonfarm, nonresidential property	1,909	2,315	44,221	1,544	2,263	47,892
Commercial and industrial	1,445	8,083	7,634	1,310	7,866	8,916
Nonrated industrial development obligations	1,784	3,290	8,366	1,585	3,638	9,315

Total	$5,463	$14,276	$60,589	$4,954	$14,519	$66,697

The following table presents an analysis of fixed and variable rate loans as of June 30, 2005 and December 31, 2004 along with the contractual maturities of loans other than installment loans and residential mortgages:

	June 30, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,888	$8,091	$10,454	$2,951	$9,378	$12,817
Variable Rates	2,575	6,185	50,135	2,003	5,141	53,880

Total	$5,463	$14,276	$60,589	$4,954	$14,519	$66,697

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

Total non-performing loans were $2,150,000 at June 30, 2005 as compared to $1,642,000 at December 31, 2004. The increase in non-performing loans was primarily due to the addition of two commercial loans and one residential real estate loan placed in non-accrual during the first six months of 2005. Loans past due 90 days or more and still accruing interest were $125,000 at June 30, 2005, as compared to $17,000 at December 31, 2004.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at $1,972,000 or 1.4% of total loans outstanding as of June 30, 2005, as compared to $1,441,000 or .9% of total loans at December 31, 2004. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited)
	June 30,		December 31, 2004
	2005	2004
Past Due 90 Days or More:
Real Estate - residential	$—	$166	$—
Commercial	117	—	6
Installment	8	12	11

	$125	$178	$17

Non-accrual:
Real Estate - residential	$464	$12	$74
Commercial	1,503	1,985	1,357
Installment	5	20	10

	$1,972	$2,017	$1,441

Other Real Estate	$53	$—	$184

Total non-performing assets	$2,150	$2,195	$1,642

Total non-performing assets to total loans and other real estate	1.49%	1.46%	1.06%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $92,500, $91,800 and $105,700 for the six months ended June 30, 2005 and 2004 and for the year ended December 31, 2004, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Table Nine

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	June 30,		December 31, 2004
	2005	2004
Allowance for loan losses:
Balance at beginning of period:	$2,356	$2,305	$2,305

Loans Charged Off:
Real Estate - residential	12	—	3
Commercial	4	140	229
Installment	44	33	70

	60	173	302

Recoveries:
Real Estate - residential	—	17	17
Commercial	1	13	20
Installment	14	11	16

	15	41	53

Net Charge-offs	45	132	249

Additions Charged to Operations	180	120	300

Balance at end of period:	$2,491	$2,293	$2,356

Average Loans Outstanding	$148,609	$149,780	$151,562

Ratio of net charge-offs to Average loans outstanding for the period	0.03%	0.09%	0.16%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.73%	1.52%	1.53%

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

The allowance for loan losses increased $135,417 or 5.8%, since December 31, 2004. The allowance for loan losses represented 1.7% and 1.5% of outstanding loans as of June 30, 2005 and December 31, 2004, respectively. Net loan charge-offs were $44,583 for the six month period ended June 30, 2005, compared to $131,905 for the same period in 2004. The net loan charge-offs during the first six months of 2005 were primarily consumer loans. The provision for possible loan losses was $180,000 and $120,000 for the six month periods ended June 30, 2005 and 2004, respectively. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2004, and the six month period ended June 30, 2005. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

			December 31,
	June 30, 2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$325	33.4%	$325	33.5%	$311	36.0%	$276	37.5%	$263	37.3%
Commercial	1,616	45.5	1,520	45.2	1,429	43.0	1,161	41.7	821	40.0
Installment	529	11.7	490	11.9	544	12.9	569	12.9	541	16.1
Others	21	9.4	21	9.4	21	8.1	21	7.9	21	6.6

Total	$2,491	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $222,326,789 at June 30, 2005, down 5.9% since December 31, 2004. Since year end the decline in deposits was primarily in savings and time deposits and interest bearing demand deposits, offset in part by an increase in non-interest bearing demand deposits. Time and savings deposits decreased primarily as a result of customers seeking higher yielding and shorter term non-maturity deposits. At June 30, 2005, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. Since December 31, 2004 the only change in the deposit mix was a 1% increase in non-interest bearing demand deposits and 1% decrease in interest bearing deposits.

Table Eleven

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
	June 30, 2005	December 31, 2004
Three Months or Less	$2,878	$1,514
Over Three and Less than Six Months	1,192	3,638
Over Six and Less than Twelve Months	4,864	3,217
Over Twelve Months	9,658	11,757

Total	$18,592	$20,126

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2005 and December 31, 2004. Repurchase agreements decreased approximately .6%, from $15,759,200 at December 31, 2004 to $15,665,121 at June 30, 2005.

Federal Home Loan Bank and other borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2005 was approximately $100.7 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,405,241 and $2,425,111at June 30, 2005 and December 31, 2004, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2005.

During the second quarter, the Holding Company obtained a $3 million non-revolving line of credit from a local financial institution to provide for the capitalization of the subsidiary bank as required under the terms of the Formal Agreement. The loan is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and will be adjusted on a quarterly basis. Under the terms of the note, interest only will be required for the first three years and principal and interest payments will be required in subsequent years. The loan matures in 2015. At June 30, 2005 the Company had borrowings in the amount of $2 million at an interest rate of 6.0%.

Capital Resources

Stockholders’ equity increased 2.0% during the six month period ended June 30, 2005 entirely from current earnings after quarterly dividends, and a 1.4% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 9.0% of total assets at June 30, 2005 and 8.6% at December 31, 2004.

Capital Resources (continued)

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

As of June 30, 2005, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Holding Company Total Capital (to Risk Weighted Assets)	$22,745	12.97%	$14,033	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	20,561	11.72%	7,016	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	20,561	7.24%	11,366	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$22,417	12.84%	$13,965	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	20,233	11.59%	6,983	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	20,233	7.14%	11,332	4.0%

As of June 30, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$22,766	14.28%	$12,756	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	20,774	13.03%	6,378	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	20,774	7.69%	10,802	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$24,561	15.46%	$12,707	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	22,569	14.21%	6,353	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	22,569	8.38%	10,775	4.0%

The “Formal Agreement” requires Tier 1 capital at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $96,007,066 classified as available for sale at June 30, 2005. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At June 30, 2005, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2005.

At June 30, 2005 and December 31, 2004, the Company had outstanding loan commitments and unused lines of credit totaling $14,296,000 and $20,581,000, respectively. As of June 30, 2005, management placed a high probability for required funding within one year of approximately $9.9 million. Approximately $3.3 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2005 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 10.7%. The Asset Liability committee believes that a 200 basis point decline in interest rates is unlikely to occur, and have determined that a 100 basis point instantaneous change may be more realistic. Therefore, the results using a +/-100 basis point interest rate scenario are presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 1.7%, and given a 100 basis point decrease scenario net interest income would be reduced by 1.4%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chairman, President and Chief Executive Officer, Sylvan J. Dlesk, and Executive Vice President, Chief Administrative Officer and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a.	The matters discussed in 4c. were submitted to a vote of security holders at the April 12, 2005, Annual Meeting of Shareholders.

b.	Inapplicable

c.	Election of Directors

The following director was elected to the Board of Directors as Class I, for a term expiring at the annual meeting in 2008: Laura G. Inman.

The	results of the election were as follows:

SHARES VOTED
NAME	For	Against/ Withheld	Abstentions Broker Non-Votes
Laura G. Inman	1,307,175	26,684	0

Continuing	directors were as follows:

Terms Expiring
Sylvan J. Dlesk	2006
James C. Inman, Jr.	2006
Thomas A. Noice	2006
Nada E. Beneke	2007
R. Clark Morton	2007
William G. Petroplus	2007
Laura G. Inman	2008

d.	Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On May 13, 2005 a report on Form 8-KA was filed and reported that on April 27, 2005 the Board of Directors of the Company were advised by the Board of Governors of the Federal Reserve System (“Board”) that they had no objection to and granted its approval to the appointment of Sylvan J. Dlesk as Interim President and Chief Executive Officer of the Company for a period not to exceed 120 days from the date of its notice or August 25, 2005.

On May 17, 2005 a report on Form 8-K was filed which contained a press release dated May 16, 2005 that reported the earnings of First West Virginia Bancorp, Inc. for the first quarter ended March 31, 2005.

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
Francie P. Reppy
Executive Vice President and Chief Financial Officer

Dated: August 10, 2005

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