Form 10-Q
period 2005-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2005-11-10
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2005:

Common Stock, $5.00 Par Value, shares outstanding 1,538,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$5,881,882	$5,474,000
Due from banks - interest bearing	1,036,949	491,166
Federal funds sold	5,082,000	2,155,000

Total cash and cash equivalents	12,000,831	8,120,166
Investment securities:
Available-for-sale (at fair value)	98,264,818	103,736,472
Held-to-maturity (fair value of $2,869,248 and $2,927,330, respectively)	2,817,742	2,824,579
Loans	140,179,947	154,331,037
Less allowance for loan losses	(2,481,432)	(2,356,101)

Net loans	137,698,515	151,974,936
Premises and equipment, net	4,193,763	3,855,870
Accrued income receivable	1,219,983	1,259,205
Other intangible assets	214,482	281,046
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,166,190	3,080,724
Other assets	2,968,168	3,024,628

Total assets	$264,188,611	$279,801,745

LIABILITIES
Noninterest bearing deposits:
Demand	$27,404,610	$26,288,924
Interest bearing deposits:
Demand	38,506,517	37,493,712
Savings	73,463,432	86,900,317
Time	83,085,525	85,488,054

Total deposits	222,460,084	236,171,007
Federal funds purchased and securities sold under agreements to repurchase	11,808,668	15,759,200
Federal Home Loan Bank borrowings	2,395,127	2,425,111
Other borrowings	2,000,000	—
Accrued interest payable	362,584	349,357
Other liabilities	890,460	1,144,034

Total liabilities	239,916,923	255,848,709

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at September 30, 2005 and December 31, 2004	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	12,236,261	11,437,407
Accumulated other comprehensive income (loss)	(411,294)	68,908

Total stockholders’ equity	24,271,688	23,953,036

Total liabilities and stockholders’ equity	$264,188,611	$279,801,745

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,146,352	$2,297,095	$6,453,573	$6,691,667
Tax-exempt	156,390	163,317	485,812	469,645
Debt securities:
Taxable	730,862	761,919	2,264,076	2,287,872
Tax-exempt	155,125	178,706	465,117	485,471
Dividends	7,954	2,435	12,184	7,886
Other interest income	3,621	4,785	21,867	16,888
Federal funds sold	46,159	20,287	120,831	45,392

Total interest and dividend income	3,246,463	3,428,544	9,823,460	10,004,821

INTEREST EXPENSE
Deposits	884,089	943,531	2,650,469	2,872,073
Federal funds purchased and repurchase agreements	64,202	76,285	225,984	194,589
FHLB and other borrowings	60,096	29,043	129,060	87,143

Total interest expense	1,008,387	1,048,859	3,005,513	3,153,805

Net interest income	2,238,076	2,379,685	6,817,947	6,851,016

PROVISION FOR POSSIBLE LOAN LOSSES	—	90,000	180,000	210,000

Net interest income after provision for possible loan losses	2,238,076	2,289,685	6,637,947	6,641,016

NONINTEREST INCOME
Service charges and other fees	207,161	200,174	561,856	602,512
Net gain (loss) on available for sale securities	38,309	(880)	118,554	3,046
Other operating income	129,407	136,234	373,682	324,421

Total noninterest income	374,877	335,528	1,054,092	929,979

NONINTEREST EXPENSE
Salary and employee benefits	924,297	913,492	2,802,395	2,646,814
Net occupancy expense of premises	283,945	250,542	864,080	779,055
Other operating expenses	615,686	543,776	1,945,326	1,534,276

Total noninterest expense	1,823,928	1,707,810	5,611,801	4,960,145

Income before income taxes	789,025	917,403	2,080,238	2,610,850

INCOME TAXES	175,470	209,430	410,171	618,558

Net income	$613,555	$707,973	$1,670,067	$1,992,292

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.40	$0.46	$1.09	$1.30

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036
Comprehensive income:
Net income	—	—	—	1,670,067	—	—	$1,670,067	1,670,067
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(480,202)	(480,202)	(480,202)

Comprehensive income							$1,189,865

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2005	1,538,443	$7,692,215	$4,982,606	$12,236,261	$(228,100)	$(411,294)		$24,271,688

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	1,538,443	$7,692,215	$4,982,606	$9,961,698	$(228,100)	$622,196		$23,030,615
Comprehensive income:
Net income	—	—	—	1,992,292	—	—	$1,992,292	1,992,292
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(209,456)	(209,456)	(209,456)

Comprehensive income							$1,782,836

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2004	1,538,443	$7,692,215	$4,982,606	$11,082,777	$(228,100)	$412,740		$23,942,238

	For the Nine Months Ended September 30,
	2005	2004
Disclosure of reclassification amount, net of tax:
Unrealized holding losses arising during the period	$(406,260)	$(207,556)

Less reclassification adjustment for gains included in net income	73,942	1,900

Net unrealized losses on securities	$(480,202)	$(209,456)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,670,067	$1,992,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	210,000
Depreciation and amortization	344,016	328,895
Amortization of investment securities, net	251,677	446,555
Investment security gains	(118,554)	(3,046)
Net gains on sales of premises and equipment	(9,835)	(3,726)
Increase in cash surrender value of bank-owned life insurance	(85,466)	(50,032)
Decrease (increase) in interest receivable	39,222	(177,653)
Increase (decrease) in interest payable	13,227	(10,739)
Other, net	92,606	(411,817)

Net cash provided by operating activities	2,376,960	2,320,729

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	14,075,742	(9,219,737)
Proceeds from sales of securities available-for-sale	3,142,150	8,399,785
Proceeds from maturities of securities available-for-sale	190,790,250	58,382,194
Proceeds from maturities of securities held-to-maturity	—	610,000
Principal collected on mortgage-backed securities	9,595,198	14,049,953
Purchases of securities available-for-sale	(198,952,154)	(68,040,258)
Recoveries on loans previously charged-off	20,680	45,108
Purchases of premises and equipment	(621,035)	(243,548)
Purchase of bank owned life insurance	—	(3,000,000)
Proceeds from sales of premises and equipment	15,525	14,101

Net cash used in investing activities	18,066,356	997,598

FINANCING ACTIVITIES
Net decrease in deposits	(13,710,923)	(1,215,603)
Dividends paid	(871,212)	(871,212)
Increase (decrease) in short-term borrowings	(3,950,532)	4,664,105
Proceeds from long-term borrowings	2,000,000	—
Principal payments on FHLB borrowings	(29,984)	(28,593)

Net cash provided by (used in) financing activities	(16,562,651)	2,548,697

INCREASE IN CASH AND CASH EQUIVALENTS	3,880,665	5,867,024

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,120,166	7,024,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,000,831	$12,891,418

Supplemental Disclosures:
Cash Paid for Interest	$3,018,740	$3,164,544
Cash Paid for Income Taxes	$542,822	$786,571

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 AND 2004

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

September 30, 2005 AND 2004

(Unaudited)

Note 1 - Critical Accounting Policies - (Continued)

Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the credit worthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed. Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,481,432 at September 30, 2005, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2005, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company purchased the deposits of another financial institution in 2001. An identifiable intangible asset resulted from the purchase of the core deposits and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results. The Company recognized amortization expense of $22,188 in both of the three months ended September 30, 2005 and 2004. The unamortized balance from the purchase of these core deposit intangible assets is $214,482 and $281,046 at September 30, 2005 and December 31, 2004, respectively.

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

September 30, 2005 AND 2004

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

COMPREHENSIVE INCOME

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended September 30, 2005, and September 30, 2004. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,
	2005	2004
Before-tax amount	$(245,033)	$1,574,231
Tax effect	92,206	(592,383)

Net of tax effect	(152,827)	981,848
Net income as reported	613,555	707,973

Total comprehensive income	$460,728	$1,689,821

NOTE 2 - REGULATORY MATTERS

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. As of September 30, 2005 and at June 30, 2005 the Tier 1 leverage and capital ratio requirements were met by the subsidiary bank. Under the terms of the Formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report monthly to the OCC on the progress in complying with the agreement. The subsidiary bank board has appointed a compliance committee and has filed monthly reports with the OCC.

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

September 30, 2005 AND 2004

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three and nine months ended September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2004.

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

OVERVIEW

The Company reported net income of $1,670,067 or $1.09 per share for the nine months ended September 30, 2005 compared to $1,992,292 or $1.30 per share for the same period during 2004. The decrease of $322,225 or 16.2% in earnings was primarily due to the increase in noninterest expenses and the decrease in net interest income, offset in part by the increase in noninterest income and the decrease in the provision for loan losses for the nine months ended September 30, 2005 as compared to the same period in 2004. For the first nine months of 2005, the Company’s return on average assets (ROA) was .82% as compared to .94% for the same period in 2004. The annualized return on average equity (ROE) was 9.20% for the nine months ended September 30, 2005 as compared to 11.63% for the same period in 2004.

For the third quarter of 2005, net income was $613,555 or $.40 per share as compared to $707,973 or $.46 per share for the same period in 2004. The decrease in earnings of $94,418 or 13.3% was primarily due to the decrease in net interest income combined with the increase in noninterest expenses, offset in part by the decrease in the provision for loan losses and the increase in noninterest income. The ROA was .92% for the three months ended September 30, 2005 as compared to .98% for the same period of the prior year. For the three months ended September 30, 2005 compared to September 30, 2004, the ROE was 9.93% and 12.16%, respectively.

The Company ended the third quarter of 2005 with total assets of $264,188,611, down 5.6% over the year ended December 31, 2004. Loans decreased during the first nine months of 2005 by $14,151,090, or 9.2%, to $140,179,947. Total deposits decreased by $13,710,923, or 5.8% since December 31, 2004 and was primarily due to the decreases in savings and time deposits, offset by increases in interest bearing and noninterest bearing demand deposits.

The allowance for loan losses amounted to $2,481,432 or 1.8% of total loans at September 30, 2005, compared to $2,356,101 or 1.5% of total loans at December 31, 2004. Non-performing assets were $2,141,000 at September 30, 2005, as compared to $1,642,000 at December 31, 2004. The increase in non-performing assets was primarily due to addition of two commercial loans and one residential real estate loan placed in nonaccrual during the first nine months of 2005.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,		Years ended December 31,
	2005	2004	2005	2004	2004	2003	2002
SUMMARY OF OPERATIONS
Total interest income	$3,246	$3,429	$9,823	$10,005	$13,406	$13,319	$14,309
Total interest expense	1,008	1,049	3,005	3,154	4,195	4,603	5,101
Net interest income	2,238	2,380	6,818	6,851	9,211	8,716	9,208
Provision for loan losses	—	90	180	210	300	435	540
Total other income	375	335	1,054	930	1,284	1,346	1,033
Total other expenses	1,824	1,708	5,612	4,960	6,747	6,342	6,062
Income before income taxes	789	917	2,080	2,611	3,448	3,285	3,639
Net income	614	708	1,670	1,992	2,637	2,518	2,674
PER SHARE DATA
Net income	$0.40	$0.46	$1.09	$1.30	$1.73	$1.64	$1.74
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.73	0.69
Book value per share	15.88	15.66	15.88	15.66	15.67	15.07	14.60
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$142,302	$152,314	$146,484	$150,725	$151,562	$137,826	$131,383
Investment securities	99,175	110,781	103,454	111,113	110,528	117,758	93,962
Deposits - interest bearing	196,222	216,008	203,143	216,844	215,937	217,064	200,170
Stockholders’ equity	24,535	23,172	24,278	22,882	23,092	21,884	20,302
Total assets	264,169	286,230	272,744	284,077	284,930	277,952	252,543
SELECTED RATIOS
Return on average assets	0.92%	0.98%	0.82%	0.94%	0.93%	0.91%	1.06%
Return on average equity	9.93%	12.16%	9.20%	11.63%	11.42%	11.51%	13.17%
Average equity to average assets	9.29%	8.10%	8.90%	8.05%	8.10%	7.87%	8.04%
Dividend payout ratio	47.50%	41.30%	52.29%	43.85%	43.93%	44.51%	39.66%
Loan to Deposit ratio	63.01%	64.65%	63.01%	64.65%	65.35%	60.64%	59.11%

	(Unaudited) September 30,		December 31,
	2005	2004	2004	2003	2002
BALANCE SHEET
Investments	$101,083	$109,770	$106,561	$119,245	$108,065
Loans	140,180	155,633	154,331	146,711	136,772
Other assets	22,926	23,838	18,910	18,155	19,517

Total Assets	$264,189	$289,241	$279,802	$284,111	$264,354

Deposits	$222,460	$240,732	$236,171	$241,947	$231,376
Federal funds purchased and repurchase agreements	11,809	19,753	15,759	15,089	9,038
FHLB borrowings	2,395	2,435	2,425	2,464	—
Long term debt	2,000	—	—	—	—
Other liabilities	1,253	2,379	1,494	1,580	1,480
Stockholders’ equity	24,272	23,942	23,953	23,031	22,460

Total Liabilities and Stockholders’ equity	$264,189	$289,241	$279,802	$284,111	$264,354

EARNINGS ANALYSIS - For the nine months ended September 30, 2005

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004.

For the nine months ended September 30, 2005, net interest income was $6,817,947, a decrease of $33,069 or .5%, from the same period in 2004. The decrease in net interest income was primarily due to the decline in interest and fees on loans and investment securities combined with the increased interest expense paid on repurchase agreements and other borrowings, offset in part by the decrease in interest paid on deposits and the increase in interest income on federal funds. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.88% for the nine months ended September 30, 2005, as compared to 3.73% at December 31, 2004 and 3.71% at September 30, 2004.

During the nine months ended September 30, 2005, interest expense decreased $148,292 or 4.7% as compared to the same period in 2004. The decline in the average volume of interest bearing liabilities primarily in savings and time deposits combined with the decrease in interest rates paid on savings deposits contributed to the decrease in interest expense during the nine month period ended September 30, 2005. The average yield paid on interest bearing liabilities increased .04%, from 1.78% at December 31, 2004 to 1.82% at September 30, 2005. The increase in the average yield on interest bearing liabilities was primarily due to the increase in the interest rates paid on certificates of deposit, repurchase agreements and other borrowings.

Noninterest Income

Noninterest income increased $124,113 or 13.4% for the nine months ended September 30, 2005 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in gains on sales of investment securities combined with an increase in other operating income, offset in part by a decrease in service charges and other fee income. The Company and its subsidiary bank accounted for securities gains of $144,770 and securities losses of $26,216 during the nine month period ended September 30, 2005 and those sales were attributable to sales of marketable debt and equity securities. Service charges decreased $40,656 during the nine months ended September 30, 2005, down 6.8%, from the same period in 2004. The decrease in service charges primarily resulted from a decline in overdraft fees assessed on deposit accounts as compared to the prior year. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2005, other operating income increased $49,261 or 15.2% compared to the same period in 2004. The increase in other operating income resulted primarily from the earnings related to the cash surrender value of the bank owned life insurance on its key officers, gains on sales of assets and ATM fees, offset in part by a decrease in miscellaneous income and other credit card fees.

Noninterest Expense

Noninterest expense increased $651,656 or 13.1% for the nine months ended September 30, 2005 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses, salary and employee benefits, and net occupancy expense.

Other operating expense amounted to $1,945,326, an increase of $411,050, or 26.8%, compared to the same period of the prior year and was attributable primarily to the subsidiary bank’s compliance with the Formal Agreement, compliance with the Sarbanes-Oxley Act Section 404, a loss on the sale of other real estate owned which amounted to $59,032 and the outsourcing of investment securities portfolio management, offset in part by decreased advertising expense and other taxes.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2005	2004
Directors’ fees	$134,575	$97,427
Stationery and supplies	130,033	103,992
Regulatory assessment and deposit insurance	133,627	88,341
Advertising	101,139	131,980
Postage and transportation	164,021	156,156
Other taxes	117,669	135,890
Service expense	399,699	265,923
Other	764,563	554,567

Total	$1,945,326	$1,534,276

EARNINGS ANALYSIS - For the nine months ended September 30, 2005 (Continued)

Noninterest Expense - (continued)

Salary and employee benefits increased $155,581 or 5.9% during the nine months ended September 30, 2005 over the same period in 2004. The increased salary and employee benefit expense in 2005 compared to 2004 was primarily due to the hiring of additional personnel to enhance lending development and operations, increased employee benefit costs and normal annual merit adjustments. Occupancy expenses increased $85,025 or 10.9% during the nine months ended September 30, 2005 compared to the same period in 2004. Increased building and maintenance costs and equipment repair and maintenance costs primarily contributed to the increase in occupancy expenses in 2005 as compared to 2004. In January 2005 the Company’s subsidiary bank leased office space for its executives in Wheeling, WV which contributed to the increased building and maintenance costs as compared to the prior year.

Income Taxes

Income tax expense for the nine month period ended September 30, 2005 was $410,171, declining 33.7% compared to the same period in 2004. Income tax expense decreased primarily due to the decrease in pre-taxable income of $530,612 during the first nine months of 2005 over the same period in 2004. Components of the income tax expense for September 30, 2005 were $322,238 for federal taxes and $87,933 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2005 and 2004 and for the year ended December 31, 2004.

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004. Average balance sheet information for the periods ended September 30, 2005 and 2004 and December 31, 2004 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) September 30, 2005			December 31, 2004			(Unaudited) September 30, 2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$46,522	$1,119	3.22%	$47,484	$1,457	3.07%	$48,293	$1,101	3.05%
Mortgage backed securities	37,273	1,068	3.83%	39,313	1,346	3.42%	39,145	989	3.37%
States and political subdivisions	18,617	509	3.66%	20,005	728	3.64%	19,836	537	3.62%
Other securities	1,042	33	4.23%	3,726	193	5.18%	3,839	146	5.08%

Total Investment securities:	103,454	2,729	3.53%	110,528	3,724	3.37%	111,113	2,773	3.33%

Interest bearing deposits	638	13	2.72%	993	11	1.11%	1,156	9	1.04%
Federal funds sold	5,577	121	2.90%	6,041	77	1.27%	5,752	46	1.07%
Loans, net of unearned income	146,484	6,939	6.33%	151,562	9,572	6.32%	150,725	7,161	6.35%
Other earning assets	775	21	3.62%	930	22	2.37%	932	16	2.29%

Total earning assets	256,928	9,823	5.11%	270,054	13,406	4.96%	269,678	10,005	4.96%

Cash and due from banks	6,128			6,055			5,919
Bank premises and equipment	4,092			3,876			3,880
Other assets	8,056			7,221			6,861
Allowance for loan losses	(2,460)			(2,276)			(2,261)

Total Assets	$272,744			$284,930			$284,077

LIABILITIES
Time deposits	$83,639	$2,021	3.23%	$87,972	$2,786	3.17%	$88,711	$2,112	3.18%
Savings deposits	80,822	538	0.89%	88,786	879	0.99%	89,132	666	1.00%
Interest bearing demand deposits	38,682	91	0.31%	39,179	127	0.32%	39,001	94	0.32%
Federal funds purchased and repurchase agreements	14,309	226	2.11%	16,906	286	1.69%	15,879	195	1.64%
Long term debt	938	43	6.13%	—	—	—	—	—	—
FHLB borrowings	2,410	86	4.77%	2,444	117	4.79%	2,449	87	4.75%

Total interest bearing liabilities	220,800	3,005	1.82%	235,287	4,195	1.78%	235,172	3,154	1.79%
Demand deposits	26,214			24,885			24,378
Other liabilities	1,452			1,666			1,645

Total Liabilities	248,466			261,838			261,195
STOCKHOLDERS’ EQUITY	24,278			23,092			22,882

Total Liabilities and Stockholders’ Equity	$272,744			$284,930			$284,077

Net yield on earning assets		$6,818	3.55%		$9,211	3.41%		$6,851	3.39%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2005 and 2004, and the year ended December 31, 2004, respectively. The effect of this adjustment is presented below.

Investment securities	$103,454	$3,039	3.93%	$110,528	$4,165	3.77%	$111,113	$3,097	3.72%
Loans	146,484	7,263	6.63%	151,562	10,000	6.60%	150,725	7,474	6.62%

Total earning assets	$256,928	$10,457	5.44%	$270,054	$14,275	5.29%	$269,678	$10,642	5.27%

Taxable equivalent net yield on earning assets		$7,452	3.88%		$10,080	3.73%		$7,488	3.71%

EARNINGS ANALYSIS - For the three months ended September 30, 2005

Net Interest Income

For the three months ended September 30, 2005, net interest income was $2,238,076, a decrease of $141,609 or 6.0%, from the same period in 2004. The decrease in net interest income was primarily due to the decline in interest and fees on loans and investment securities combined with the increased interest expense paid on repurchase agreements and other borrowings, offset in part by the decrease in interest paid on deposits and the increase in interest income on federal funds. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.91% for the three months ended September 30, 2005, as compared to 3.84% at September 30, 2004. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2005 and 2004.

During the three months ended September 30, 2005, interest expense decreased $40,472 or 3.9% as compared to the same period in 2004. The decrease in the average volume of interest bearing liabilities, offset in part by an increase in the interest paid on interest bearing liabilities primarily resulted in the decline in interest expense. The average yield paid on interest bearing liabilities increased .11%, from 1.77% at September 30, 2004 to 1.88% at September 30, 2005. The increase in the average yield on interest bearing liabilities was primarily due to the increase in the interest rates paid on repurchase agreements and time deposits.

Noninterest Income

Noninterest income increased $39,349 or 11.7% for the three months ended September 30, 2005 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in gains on sales of investment securities combined with an increase in service charges and other fee income, offset in part by a decrease in other operating income. The Company and its subsidiary bank accounted for securities gains of $49,570 and securities losses of $11,261 during the three month period ended September 30, 2005 and those sales were attributable to sales of marketable debt and equity securities. Service charges increased $6,987 during the three months ended September 30, 2005, up 3.5%, from the same period in 2004. The increase in service charges primarily resulted from an increase in overdraft fees assessed on deposit accounts as compared to the prior year. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended September 30, 2005, other operating income decreased $6,827 or 5.0% compared to the same period in 2004. The decrease in other operating income resulted primarily from the decrease in earnings related to the cash surrender value of the bank owned life insurance on its key officers, and decreases in miscellaneous income and other credit card fees, offset in part by gains on sales of assets and ATM fees.

Noninterest Expense

Noninterest expense increased $116,118 or 6.8% for the three months ended September 30, 2005 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and net occupancy expenses of premises. Other operating expense amounted to $615,686, an increase of $71,910, or 13.2%, compared to the same period of the prior year and was attributable primarily to the subsidiary bank’s compliance with the Formal Agreement, increased audit fees for compliance with the Sarbanes-Oxley Act Section 404, and increased regulatory assessment and deposit insurance costs, offset in part by decreased advertising expense.

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2005	2004
Directors’ fees	$51,275	$29,050
Stationery and supplies	39,576	33,845
Regulatory assessment and deposit insurance	54,792	29,172
Advertising	30,942	36,396
Postage and transportation	56,033	53,857
Other taxes	44,710	43,952
Service expense	108,322	108,397
Other	230,036	209,107

Total	$615,686	$543,776

Salary and employee benefits increased $10,805 or 1.2% during the three months ended September 30, 2005 over the same period in 2004. The increased salary and employee benefit expense in 2005 compared to 2004 was primarily due to the hiring of additional personnel to enhance lending operations and normal annual merit adjustments.

Income Taxes

Income tax expense for the three month period ended September 30, 2005 was $175,470, declining 16.2% compared to the same period in 2004. Income tax expense decreased primarily due to the decrease in pre-taxable income of $128,378 during the three month period ended September 30, 2005 over the same period in 2004. Components of the income tax expense for the three months ended September 30, 2005 were $141,573 for federal taxes and $33,897 for West Virginia corporate net income taxes.

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2005 and 2004. Average balance sheet information for the periods ended September 30, 2005 and 2004 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2005 and 2004.

	(Unaudited) September 30, 2005			(Unaudited) September 30, 2004
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. treasury and other U.S. Government agencies	$44,369	$363	3.25%	$46,065	$358	3.09%
Mortgage backed securities	35,674	350	3.89%	39,196	336	3.41%
Obligations of states and political subdivisions	18,634	170	3.62%	21,241	196	3.67%
Other securities	498	3	2.39%	4,279	51	4.74%

Total Investment securities:	99,175	886	3.54%	110,781	941	3.38%

Interest bearing deposits	635	5	3.12%	546	2	1.46%
Federal funds sold	5,384	46	3.39%	5,534	20	1.44%
Loans, net of unearned income	142,302	2,303	6.42%	152,314	2,461	6.43%
Other earning assets	796	6	2.99%	926	5	2.15%

Total earning assets	248,292	3,246	5.19%	270,101	3,429	5.05%

Cash and due from banks	6,095			6,292
Bank premises and equipment	4,227			3,896
Other assets	8,071			8,206
Allowance for loan losses	(2,516)			(2,265)

Total Assets	$264,169			$286,230

LIABILITIES
Time deposits	$82,743	$687	3.29%	$86,385	$676	3.11%
Savings deposits	75,432	160	0.84%	89,916	231	1.02%
Interest bearing demand deposits	38,047	37	0.39%	39,707	37	0.37%
Federal funds purchased and repurchase agreements	11,581	64	2.19%	17,719	76	1.71%
Long-term debt	2,000	32	6.35%	—	—	—
FHLB borrowings	2,400	28	4.63%	2,441	29	4.73%

Total interest bearing liabilities	212,203	1,008	1.88%	236,168	1,049	1.77%

Demand deposits	26,009			25,318
Other liabilities	1,422			1,572

Total Liabilities	239,634			263,058

STOCKHOLDERS’ EQUITY	24,535			23,172

Total Liabilities and Stockholders’ Equity	$264,169			$286,230

Net yield on earning assets		$2,238	3.58%		$2,380	3.51%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2005 and 2004, respectively. The effect of this adjustment is presented below.

Investment securities	$99,175	$989	3.96%	$110,781	$1,060	3.81%
Loans	142,302	2,407	6.71%	152,314	2,569	6.71%

Total earning assets	$248,292	$3,453	5.52%	$270,101	$3,656	5.38%

Taxable equivalent net yield on earning assets		$2,445	3.91%		$2,607	3.84%

Balance Sheet Analysis

Investments

Investment securities decreased $5,478,491 or 5.1% from December 31, 2004 to September 30, 2005. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 81.6% and 82.3% of total securities at September 30, 2005 and December 31, 2004, respectively. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. Available for sale securities, at fair value decreased $5,471,654 or 5.3% from December 31, 2004, and represented 97.2% of the investment portfolio at September 30, 2005. The decrease was primarily due to maturities and calls of U.S. Treasury and U.S. Government corporation and agency securities and obligations of states and political subdivisions and sales of corporate debt securities. The held to maturity securities decreased $6,837 or .2% from December 31, 2004 and represented 2.8% of the investment portfolio as of September 30, 2005. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $659,442 at September 30, 2005 and increased by $110,482 at December 31, 2004. The fair value of securities classified as held to maturity was above book value by $51,506 and $102,751 at September 30, 2005 and December 31, 2004, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited) September 30, 2005	December 31, 2004
Securities held to maturity:
Obligations of States & Political Subdivisions	$2,818	$2,825

Total held to maturity	$2,818	$2,825

Securities available for sale:

U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$46,716	$43,590
Obligations of States & Political Subdivisions	16,939	17,263
Corporate Debt Securities	—	2,848
Mortgage-Backed Securities	34,216	39,390
Equity Securities	394	645

Total available for sale	$98,265	$103,736

Total	$101,083	$106,561

Investments - Continued

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2005 and December 31, 2004 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) September 30, 2005				December 31, 2004
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$16,593	2.63%	$—	—%	$11,058	2.24%
After One But Within Five Years	—	—	27,397	3.55	—	—	27,141	3.22
After Five But Within Ten Years	—	—	2,507	4.33	—	—	5,163	4.27
After Ten Years	—	—	219	3.76	—	—	228	2.39

	—	—	46,716	3.27	—	—	43,590	3.09

States & Political Subdivisions Within One Year	1,322	5.89	932	5.76	1,049	5.96	536	4.29
After One But Within Five Years	1,398	6.64	5,363	4.22	1,679	6.46	6,597	4.42
After Five But Within Ten Years	98	7.95	7,282	5.09	97	7.95	8,009	5.14
After Ten Years	—	—	3,362	5.98	—	—	2,121	6.06

	2,818	6.33	16,939	5.03	2,825	6.33	17,263	4.95

Corporate Debt Securities Within One Year	—	—	—	—	—	—	1,811	6.29
After One But Within Five Years	—	—	—	—	—	—	1,037	5.76

	—	—	—	—	—	—	2,848	6.10

Mortgage-Backed Securities	—	—	34,216	4.25	—	—	39,390	3.95
Equity Securities	—	—	394	2.71	—	—	645	2.13

Total	$2,818	6.33%	$98,265	3.91%	$2,825	6.33%	$103,736	3.80%

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased approximately $14.2 million or 9.2% from December 31, 2004 to September 30, 2005. The decline in the loan portfolio during 2005 was primarily due to decreases of approximately $5.3 million in residential real estate loans, $6.7 million in commercial loans, $1.1 million in installment loans, and $1.1 million in other loans. The decline in loans is primarily attributable to the increased competition for quality loans in the markets served by the subsidiary bank. Additionally, approximately $1.5 million in loans were participated to other financial institutions to assist in the attainment of the risk based capital requirements under the terms of the Formal Agreement.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-five percent (45%) of the loan portfolio. Installment loans comprised twelve percent (12%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2004 were a 1% increase in other loans and a 1% decrease in real estate residential loans.

Table Six - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited)
	September 30, 2005	December 31, 2004
Real Estate - residential:
Real Estate - construction	$1,265	$1,841
Real Estate - farmland	412	263
Real Estate - residential	44,858	49,754

	$46,535	$51,858

Commercial:
Real Estate-secured by nonfarm nonresidential	$48,781	$51,699
Commercial and industrial	14,365	18,092

	$63,146	$69,791

Installment:
Installment and other loans to individuals	$17,263	$18,324

Other:
Nonrated industrial development obligations	$13,378	$14,538
Other loans	63	40

	$13,441	$14,578

Total	140,385	154,551
Less unearned interest	205	220

	$140,180	$154,331

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$325	$579	$361	$515	$752	$574
Commercial real estate - secured by nonfarm, nonresidential property	1,965	1,898	44,918	1,544	2,263	47,892
Commercial and industrial	817	6,973	6,575	1,310	7,866	8,916
Nonrated industrial development obligations	1,568	3,193	8,617	1,585	3,638	9,315

Total	$4,675	$12,643	$60,471	$4,954	$14,519	$66,697

The following table presents an analysis of fixed and variable rate loans as of September 30, 2005 and December 31, 2004 along with the contractual maturities of loans other than installment loans and residential mortgages:

	September 30, 2005			December 31, 2004
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,934	$7,692	$11,632	$2,951	$9,378	$12,817
Variable Rates	2,741	4,951	48,839	2,003	5,141	53,880

Total	$4,675	$12,643	$60,471	$4,954	$14,519	$66,697

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

Total non-performing loans were $2,141,000 at September 30, 2005 as compared to $1,642,000 at December 31, 2004. The increase in non-performing loans was primarily due to the addition of two commercial loans and one residential real estate loan placed in non-accrual during the first nine months of 2005. Loans past due 90 days or more and still accruing interest were $94,000 at September 30, 2005, as compared to $17,000 at December 31, 2004.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at $1,994,000 or 1.4% of total loans outstanding as of September 30, 2005, as compared to $1,441,000 or .9% of total loans at December 31, 2004. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited) September 30,		December 31, 2004
(dollars in thousands)	2005	2004
Past Due 90 Days or More:
Real Estate - residential	$87	$—	$—
Commercial	—	—	6
Installment	7	16	11

	$94	$16	$17

Non-accrual:
Real Estate - residential	$463	$4	$74
Commercial	1,478	1,169	1,357
Installment	53	10	10

	$1,994	$1,183	$1,441

Other Real Estate	$53	$184	$184

Total non-performing assets	$2,141	$1,383	$1,642

Total non-performing assets to total loans and other real estate	1.53%	0.89%	1.06%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $109,400, $77,100 and $105,700 for the nine months ended September 30, 2005 and 2004 and for the year ended December 31, 2004, respectively.

Table Nine

Analysis of Allowance for Possible Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) September 30,		December 31, 2004
	2005	2004
Allowance for loan losses:
Balance at beginning of period:	$2,356	$2,305	$2,305

Loans Charged Off:
Real Estate - residential	12	3	3
Commercial	15	229	229
Installment	49	65	70

	76	297	302
Recoveries:
Real Estate - residential	2	17	17
Commercial	1	14	20
Installment	18	14	16

	21	45	53

Net Charge-offs	55	252	249

Additions Charged to Operations	180	210	300

Balance at end of period:	$2,481	$2,263	$2,356

Average Loans Outstanding	$146,484	$150,725	$151,562

Ratio of net charge-offs to Average loans outstanding for the period	0.04%	0.17%	0.16%

Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	1.77%	1.45%	1.53%

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

The allowance for loan losses increased $125,331 or 5.3%, since December 31, 2004. The allowance for loan losses represented 1.8% and 1.5% of outstanding loans as of September 30, 2005 and December 31, 2004, respectively. Net loan charge-offs were $54,668 for the nine month period ended September 30, 2005, compared to $251,710 for the same period in 2004. The net loan charge-offs during the first nine months of 2005 were primarily consumer loans. The provision for possible loan losses was $180,000 and $210,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2004, and the nine month period ended September 30, 2005. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	September 30,		December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$327	33.1%	$325	33.5%	$311	36.0%	$276	37.5%	$263	37.3%
Commercial	1,605	45.0	1,520	45.2	1,429	43.0	1,161	41.7	821	40.0
Installment	528	12.3	490	11.9	544	12.9	569	12.9	541	16.1
Others	21	9.6	21	9.4	21	8.1	21	7.9	21	6.6

Total	$2,481	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%	$1,646	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $222,460,084 at September 30, 2005, down 5.8% since December 31, 2004. Since year end the decline in deposits was primarily in savings and time deposits, offset in part by an increase in non-interest bearing and interest bearing demand deposits. Time and savings deposits decreased primarily as a result of customers seeking higher yielding and shorter term non-maturity deposits. At September 30, 2005, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. Since December 31, 2004 the only change in the deposit mix was a 1% increase in non-interest bearing demand deposits and 1% decrease in interest bearing deposits.

Table Eleven

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited) September 30, 2005	December 31, 2004
Three Months or Less	$1,395	$1,514
Over Three and Less than Six Months	2,647	3,638
Over Six and Less than Twelve Months	4,772	3,217
Over Twelve Months	10,612	11,757

Total	$19,426	$20,126

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2005 and December 31, 2004. Repurchase agreements decreased approximately $4 million or 25.1%, since December 31, 2004 and was primarily due to a decline in the balances maintained by commercial customers.

Federal Home Loan Bank and other borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2005 was approximately $100.2 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,395,127 and $2,425,111 at September 30, 2005 and December 31, 2004, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2005.

During the second quarter, the Holding Company obtained a $3 million non-revolving line of credit from a local financial institution to provide for the capitalization of the subsidiary bank as required under the terms of the Formal Agreement. The loan is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and will be adjusted on a quarterly basis. Under the terms of the note, interest only will be required for the first three years and principal and interest payments will be required in subsequent years. The loan matures in 2015. At September 30, 2005 the Company had borrowings in the amount of $2 million at an interest rate of 6.5%.

Capital Resources

Stockholders’ equity increased 3.3% during the nine month period ended September 30, 2005 entirely from current earnings after quarterly dividends, and a 2.0% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 9.2% of total assets at September 30, 2005 and 8.6% at December 31, 2004.

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

As of September 30, 2005, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Holding Company Total Capital (to Risk Weighted Assets)	$22,745	12.97%	$14,033	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	20,561	11.72%	7,016	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	20,561	7.24%	11,366	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$22,417	12.84%	$13,965	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	20,233	11.59%	6,983	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	20,233	7.14%	11,332	4.0%

As of September 30, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$24,814	15.58%	$12,744	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	22,824	14.33%	6,372	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	22,824	8.70%	10,492	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$26,396	16.63%	$12,699	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	24,406	15.38%	6,349	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	24,406	9.34%	10,458	4.0%

The “Formal Agreement” requires Tier 1 capital at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $98,264,818 classified as available for sale at September 30, 2005. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At September 30, 2005, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2005.

At September 30, 2005 and December 31, 2004, the Company had outstanding loan commitments and unused lines of credit totaling $15,465,000 and $20,581,000, respectively. As of September 30, 2005, management placed a high probability for required funding within one year of approximately $10.2 million. Approximately $3.6 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2005 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 2.8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 8.8%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 1.2%, and given a 100 basis point decrease scenario net interest income would be reduced by 1.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 15, 2005 a report on Form 8-K was filed which contained a press release dated August 12, 2005 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2005.

On September 12, 2005 a report on Form 8-K was filed and reported that on August 17, 2005 the Board of Directors of the Company were advised by the Federal Reserve Bank of Cleveland that they had no objection to Sylvan J. Dlesk continuing to serve as Interim President and Chief Executive Officer of the Company for a period of up to an additional 120 days or until December 23, 2005.

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

Dated: November 7, 2005

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