Form 10-K
period 2005-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2006-03-28
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 21, 2006, was $21,611,455. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 22, 2006:

Common Stock, $5.00 Par Value 1,528,443 shares

The total number of pages are 22 ; Exhibit Index is located on page 22

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated
Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005.	Part II, Items 6, 7, 7A, 8 and 9A; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2006 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2005, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $265.7 million as of December 31, 2005.

Total Holding Company assets as of December 31, 2005, which include the assets of its operating subsidiary bank, was $266.2 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2005 to 325 registered shareholders. Shareholders’ equity at that date was $23,958,629.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2005, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

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

As a bank holding company, the Holding Company is required to file with the Federal Reserve Board reports and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board also makes examinations of the Holding Company. The Holding Company is also required to register with the Office of the Commissioner of Banking of West Virginia and file reports as requested. The Commissioner has the power to examine the Holding Company and its subsidiary.

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

Formal Agreement

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement required the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies was also required. Additionally, the formal agreement mandated that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. Under the terms of the formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and appointed a compliance committee from among their independent members, and

Supervision and Regulation - Continued

has reported monthly to the OCC on the progress in complying with the agreement. The subsidiary bank’s capital ratios have exceeded the required minimums set forth in the agreement since June, 2005. The subsidiary bank’s Board of Directors, as well as bank management, has taken considerable steps over the past year in resolving all of the items set forth in the agreement.

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

As of December 31, 2005, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

Under OCC regulations, any national bank that receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized must file a capital restoration plan with the OCC addressing, among other things, the manner in which the association will increase its capital to comply with all applicable capital standards. Under the prompt corrective action regulations adopted by the OCC, an institution will be considered: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and Leverage Ratio of 5% or greater (provided the institution is not subject to an order, written agreement, capital directive or prompt corrective action to meet and maintain a specified capital level for any capital measure); (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a Leverage Ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) “undercapitalized” if the institution has a total risk-based capital ratio of less than 8%, or a tier 1 risk-based capital ratio of less than 4%, or a Leverage Ratio of less than 4% (3% if the institution is rated composite 1 in its most recent report of examination); (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6%, or a tier 1 risk-based capital ratio of less than 3%, or a Leverage Ratio that is less than 3%; and (v) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is less than 2%. The regulations also permit the OCC to determine that an institution should be placed in a lower category based on the existence of an unsafe and unsound condition or on other information, such as the institution’s examination report, after written notice.

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

The FDIC Board established a process for increasing and lowering all rates for BIF institutions semiannually, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule twice a year, but only within a range of 5% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 5% range requires public comment, prior to adjusting the assessment rate schedule. The BIF assessment schedule of 0% to 27% remains in effect for the first semi annual period of 2006. The BIF assessment annual rate was approximately 3 basis points for the second semi annual period of 2005. There were no BIF assessments paid by the subsidiary bank during 2004 and 2003.

The FDIC Board of Directors collects an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO)to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.39, 1.51 and 1.61 basis points on BIF-assessable deposits during 2005, 2004 and 2003, respectively.

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

Employees

As of December 31, 2005, the Holding Company had 3 part-time employees. As of December 31, 2005, the subsidiary bank of the Holding Company had a total of 111 full-time employees and 10 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2005, and such pages are incorporated herein by reference.

		Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity; Interest Rates and Interest Differential

	a. Average Balance Sheets	24

	b. Analysis of Net Interest Earnings	24

	c. Rate Volume Analysis of Changes in Interest Income and Expense	25

2.	Investment Portfolio

	a. Book Value of Investments Book values of investment securities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31, 2005	December 31, 2004
Securities held to maturity:
Obligations of states and political subdivisions	$1,776	$2,825

Total held to maturity	$1,776	$2,825

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$40,590	$43,590
Obligations of states and political subdivisions	19,988	17,263
Corporate debt securities	—	2,848
Mortgage-backed securities	45,254	39,390
Equity Securities	390	645

Total available for sale	106,222	103,736

Total	$107,998	$106,561

b. Maturity Schedule of Investments	28

c. Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

Statistical Information - continued

3. Loan Portfolio

a. Types of Loans	11

b. Maturities and Sensitivity to Changes in Interest Rates	29

c. Risk Elements	30

1. Nonaccrual, Past Due and Restructured Loans	30

2. Potential problem loans	30

3. Foreign outstandings	N/A

4. Loan concentrations	16

d. Other Interest Bearing Assets	N/A

4. Summary of Loan Loss Experience	12, 31, 32

5. Deposits

a. Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	24

b. Other Deposit categories	N/A

c. Foreign depositors with deposits in domestic offices	N/A

d. Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more	13

6. Return on Equity and Assets	22

7. Short-Term Borrowings	15, 32

Item 1A Risk Factors

You should carefully review and consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

The Company and its wholly owned subsidiary, Progressive Bank, N.A. (Bank) are subject to an agreement with the Federal Reserve Bank and a Formal Agreement with the Office of the Comptroller of the Currency (OCC).

The Company and its subsidiary Bank are required to comply with certain agreements with the OCC and Federal Reserve Board. The direct costs of compliance include legal and consulting fees, higher FDIC insurance rates, increased examination fees, and staffing costs, which all decrease earnings and reduce the capital base. Other costs include significant dedication of resources that shift the focus of the organization away from growing the customer base to ensuring that past problems of noncompliance with laws and regulations are addressed and controls are put in place to prevent future noncompliance. The agreements include restrictions on the ability of the Company and the Bank to declare dividends, of the Company to acquire treasury stock and the Bank to engage in certain non-bank activities. In addition, the Bank is required to maintain higher levels of capital than other financial institutions without similar regulatory issues. The management team has been actively engaged in addressing the specific issues raised in the agreements and ensuring compliance with all requirements. Noncompliance with such agreements may also have adverse affects upon the Company and the Bank.

Item 1A Risk Factors - continued

Due to Increased Competition, the Bank May Not Be Able to Attract and Retain Banking Customers At Current Levels Adversely affecting Company Profits.

If, due to competition from competitors in the Bank’s market areas, the Bank is unable to attract new and retain current customers, loan and deposit growth could decrease causing the Bank’s results of operations and financial condition to be negatively impacted. The Bank faces competition from the following:

1.	local, regional and national banks;

2.	savings and loans;

3.	internet banks;

4.	credit unions;

5.	insurance companies;

6.	finance companies; and

7.	brokerage firms serving the Company’s market areas.

The Bank’s Lending Limit May Prevent It from Making Large Loans.

In the future, the Bank may not be able to attract larger volume customers because the size of loans that the Bank can offer to potential customers is less than the size of the loans that many of the company’s larger competitors can offer. We anticipate that our lending limit will continue to increase proportionately with the Bank’s growth in earnings; however, the Bank may not be able to successfully attract or maintain larger customers.

Certain Loans That the Bank Makes Are Riskier than Loans for Real Estate Lending.

The Bank makes loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers’ incomes and employment after funding of the loans may impact their abilities to repay the loans.

The Bank’s loan portfolio at December 31, 2005, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate	33.4%
Commercial, Principally Real Estate Secured	34.4%
Consumer	12.3%

The Bank Is Subject to Interest Rate Risk.

Aside from credit risk, the most significant risk resulting from the Bank’s normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause the bank’s cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. The Bank’s results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company and the Bank rely heavily on their management team, and the unexpected loss of key management may adversely affect operations.

The success of the Company and the Bank to date has been influenced strongly by their ability to attract and to retain senior management experienced in banking and financial services. The ability to retain executive officers and the current management teams will continue to be important to the successful implementation of their strategies. Neither the Company nor the Bank have employment or non-compete agreements with any of these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on business and financial results. In the event that approvals by the OCC and the Federal Reserve Board of Sylvan J. Dlesk as President and CEO of the Company and as President of the Bank are not obtained as more particularly detailed at Item 9B, the lack of such executive positions and the expenditure of time and other assets necessary to find and recruit a replacement or replacements for such positions may have an adverse effect on the Company and the Bank.

Item 1A RISK FACTORS - continued

An Economic Slowdown in the Bank’s Market Area Could Hurt Our Business.

An economic slowdown in the Bank’s market areas could hurt our business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the company may decline; and

•	Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

The Company and the Bank are Extensively Regulated.

The operations of the Company are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect the company’s business operations and the availability, growth and distribution of the company’s investments, borrowings and deposits. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect the Company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine.

The Bank’s Allowance for Loan Losses May Not Be Sufficient.

In the future, the Bank could experience negative credit quality trends that could head to a deterioration of asset quality. Such deterioration could require the Bank to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings. The Bank maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operation.

Shares of the Company’s Common Stock Are Not Insured.

Neither the Federal Deposit Insurance Corporation nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of your shares in the Company is based on their market value and may decline.

The Company’s Ability to Pay Dividends Depends Primarily on Dividends Received from the Bank, which is Subject to Regulatory Limits.

The ability of the Company, being a bank holding company, to pay dividends depends on its receipt of dividends from the Bank. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of the Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. The payment of dividends is permitted but temporarily subject to the prior approval of the OCC and there is no assurance that the Bank will be permitted to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Customers May Default on the Repayment of Loans.

The Bank’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Bank to write off the loan or repossess the collateral securing the loan which may or may not exceed the balance of the loan.

The Company’s Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial conditions.

Item 1B Unresolved Staff Comments

Not Applicable

Item 2 Properties

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2005 as described below.

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

Progressive Bank, N.A. has a lease agreement for the building used for executive office space. The office space is located at 2B Elm Grove Crossing, Wheeling, West Virginia. This lease is for a period of one year commencing January 1, 2005, with two successive one year options to renew. This lease was renewed for an additional one year term through December 31, 2006.

Progressive Bank, N.A. owns a tract of real estate of approximately 1.64 acres situated on the waters of Finks run and West Virginia State Route 20, in Buckhannon, West Virginia. The property was purchased and is being held for future banking office expansion.

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

As of December 31, 2005, the Holding Company had 325 registered shareholders of record who collectively held 1,528,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange.

Period	Stock Prices
	Low	High
2005
4th Quarter	$17.40	$19.35
3rd Quarter	$18.10	$20.07
2nd Quarter	$19.51	$21.40
1st Quarter	$20.81	$23.90

2004
4th Quarter	$21.65	$25.05
3rd Quarter	$21.60	$23.40
2nd Quarter	$22.00	$24.15
1st Quarter	$22.63	$24.85

Dividends

Under the terms of the Formal Agreement as discussed in Note 19 to the Consolidated Financial Statements, the subsidiary bank cannot declare a dividend in 2006 without approval of the Comptroller of the Currency. The subsidiary bank is the primary source of funds to pay dividends to the stockholders of First West Virginia Bancorp, Inc. The Company and the subsidiary bank are prohibited from paying dividends without regulatory approval.

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Holding Company in 2005 and 2004 were $.76 per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2005, 2004 and 2003.

	DIVIDEND HISTORY OF HOLDING COMPANY		Ratio - Dividends to Net Income
	(per share)
	Dividend	Net Income
2005	$.76	$1.48	51.4%
2004	$.76	$1.73	43.9%
2003	$.73	$1.64	44.5%

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 18 to the audited Consolidated Financial Statements for a discussion on subsidiary dividends.

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

Item 6 Selected Financial Data

Selected Financial Data on page 22 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 23 through 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on pages 33 through 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 21 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2005, included in this report as Exhibit 13.1, is incorporated herein by reference.

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

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as of the period covered by this Annual Report which is included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9B Other Information

Subject to applicable regulatory approval, the positions of President and Chief Executive Officer of the Company and President of the Bank are to be assumed on a permanent basis by Sylvan J. Dlesk. Following an extensive executive search, it was determined that Mr. Dlesk was the candidate best suited for the positions. Mr. Dlesk serves as interim President and Chief Executive Officer of the Company through March 23, 2006, at which time the approval of the Federal Reserve Board for him to continue in such interim positions expires, and has served as interim President of the Bank through February 12, 2006. Mr. Dlesk also serves as Chairman of the Board of the Company and as a Director of the Bank, having been affiliated with the Company since 1988.

The appointment of Mr. Dlesk as President and Chief Executive Officer of the Company is subject to the approval of the Board of Governors of the Federal Reserve System (Board). The appointment of Mr. Dlesk as President of the Bank is subject to regulatory approval by the Office of the Comptroller of the Currency (OCC). Applications requesting the approval of Mr. Dlesk’s appointment have been submitted to both the OCC and the Board. Approvals, if received, may be subject to additional terms and conditions. There is currently no other candidate for these positions being considered by the Company or the Bank.

Although neither the Company nor the Bank know of any reason why they would not obtain all regulatory approvals in a timely manner, it cannot be certain when such approvals will be obtained or if they will be obtained.

PART III

Item 10 Directors and Executive Officers of the Registrant

(a) Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2006 Proxy Statement dated March 17, 2006 for Annual Meeting of Stockholders to be held April 11, 2006, included in this report as Exhibit 99, is incorporated herein by reference.

(b) Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (2) (3)
Sylvan J. Dlesk	67	Chairman of the Board of the Holding Company since 2004 (1) Interim President and Chief Executive Officer of the Company since April 2005; Vice Chairman of the Board of the Holding Company 2000-2004; Interim President and Chief Executive Officer of Progressive Bank, N.A. from April 2005 to February 2006; Director of Holding Company and Director of Progressive Bank, N.A. since 1988.

Laura G. Inman	64	Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Francie P. Reppy	45	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Treasurer of the Holding Company since 2005; Senior Vice President, Chief Financial Officer and Treasurer of the Holding Company 2004-2005; Senior Vice President and Chief Financial Officer of the Holding Company 2000-2004; Controller of the Holding Company 1992-2000; Executive Vice President, Chief Administrative Officer, and Chief Financial Officer since 2005; Senior Vice President, Chief Financial Officer and Cashier of Progressive Bank, N.A. 2004- 2005; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. 2000-2004; Controller of Progressive Bank, N.A. 1992-2000.

Nancy J. Ritter	52	Vice President of the Holding Company since 2004; Senior Vice President/Operations Officer and Cashier of Progressive Bank, N.A. since 2005. Senior Vice President of Progressive Bank, N.A. 2004-2005.

Connie R. Tenney	50	Vice President of the Holding Company since 1996; Senior Vice President of Progressive Bank, N.A. since 2003; President, Chief Executive Officer, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1995-2003; Director of Progressive Bank, N.A. - Buckhannon 1990-2003; Executive Vice President, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1990-1995; Cashier and Secretary 1986-1990

PART III

Item 10 Directors and Executive Officers of the Registrant - Continued

(b)	Executive Officers of the Registrant - Continued

Notes:

(1) The position of President and Chief Executive Officer of the Company expires on March 23, 2006. Sylvan J. Dlesk serves as Chairman of the Board of the Company and as a Director of the Bank, having been affiliated with the Company since 1988.

(2) With the exception of Nancy J. Ritter and Sylvan J. Dlesk, each of the executive officers has been employed as an officer or an employee for the Company for more than 5 years. Nancy J. Ritter has been employed by the Company since April 2004 and was previously employed by WesBanco Bank as Senior Vice President Branch Administration from 2001 until 2004 and was employed by the former Wheeling National Bank from 1984, until its merger with WesBanco Bank. Mrs. Ritter held various operational positions at Wheeling National Bank and served as Senior Vice President of Branch Administration and Operations from 1998 until 2004.

(3) With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11 Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2006 Proxy Statement dated March 17, 2006 for Annual Meeting of Stockholders to be held April 11, 2006, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2006 Proxy Statement dated March 17, 2006 for Annual Meeting of Stockholders to be held April 11, 2006, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2006 Proxy Statement dated March 17, 2006 for Annual Meeting of Stockholders to be held April 11, 2006, included in this report as Exhibit 99, is incorporated herein by reference and in Note 14 of the Notes to Consolidated Financial Statements appearing at Page 16 of the Annual Report to Shareholders for the year ended December 31, 2005, included in this report as Exhibit 13.1, and incorporated herein by reference.

Item 14 Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2006 Proxy Statement dated March 17, 2006 for Annual Meeting of Stockholders to be held April 11, 2006, included in this report as Exhibit 99, is incorporated herein by reference.

PART IV

Item 15 Exhibits and Financial Statement Schedules

(a)	Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in Item 8:

Exhibit 13.1 Page Number
Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheet (December 31, 2005 and December 31, 2004)	2

Consolidated Statements of Income (Years ended December 31, 2005, 2004 and 2003)	3

Consolidated Statements of Changes in Stockholders’ Equity (Years ended December 31, 2005, 2004 and 2003)	4

Consolidated Statements of Cash Flows (Years ended December 31, 2005, 2004 and 2003)	5

Notes to Consolidated Financial Statements (Years ended December 31, 2005, 2004 and 2003)	6-20

(b)	Reports on Form 8-K

On November 10, 2005 a report on Form 8-K was filed which contained a press release dated November 9, 2005 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2005.

(c)	Exhibits

The exhibits listed in the Exhibit Index on page 22 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman/Interim President and Chief Executive Officer /Director

Date:	March 22, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Chairman and Director	March 22, 2006

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 22, 2006

/s/ Nada E. Beneke	Director	March 22, 2006
Nada E. Beneke

/s/ Gary W. Glessner	Director	March 22, 2006
Gary W. Glessner

/s/ Laura G. Inman	Director	March 22, 2006
Laura G. Inman

/s/ James C. Inman, Jr.	Director	March 22, 2006
James C. Inman, Jr.

/s/ R. Clark Morton	Director	March 22, 2006
R. Clark Morton

/s/ Thomas A. Noice	Director	March 22, 2006
Thomas A. Noice

/s/ William G. Petroplus	Director	March 22, 2006
William G. Petroplus

/s/ Thomas L. Sable	Director	March 22, 2006
Thomas L. Sable

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.8	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 11, 2006 Filed herewith and incorporated herein by reference.