Form 10-Q
period 2006-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2006-05-15
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 1-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-6051901
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1701 Warwood Avenue

Wheeling, West Virginia 26003

(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 277-1100

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

Large Accelerated filed    ☐            Accelerated Filer  ☐            Non-Accelerated Filed  ☒

Indicate by check mark whether the Registrant is a shell company as defined by Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s common stock as of May 8, 2006:

Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,178,768	$5,929,513
Due from banks - interest bearing	282,375	1,066,142
Federal funds sold	3,465,000	4,753,000

Total cash and cash equivalents	9,926,143	11,748,655
Investment securities:
Available-for-sale (at fair value)	108,224,423	106,222,137
Held-to-maturity (fair value of $1,801,969 and $1,810,834, respectively)	1,776,398	1,776,295
Loans	135,439,054	135,214,258
Less allowance for loan losses	(2,346,154)	(2,319,871)

Net loans	133,092,900	132,894,387
Premises and equipment, net	4,114,672	4,166,929
Accrued income receivable	1,303,202	1,255,328
Other intangible assets	170,107	192,295
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,221,166	3,193,977
Other assets	3,492,257	3,119,278

Total assets	$266,965,387	$266,213,400

LIABILITIES
Noninterest bearing deposits:
Demand	$25,060,709	$26,044,841
Interest bearing deposits:
Demand	38,881,872	36,891,497
Savings	67,279,570	70,288,524
Time	87,401,943	85,592,439

Total deposits	218,624,094	218,817,301
Federal funds purchased and securities sold under agreements to repurchase	19,569,721	19,084,324
Federal Home Loan Bank borrowings	2,374,536	2,384,893
Other long-term borrowings	1,000,000	1,000,000
Accrued interest payable	376,553	404,372
Other liabilities	1,151,669	563,881

Total liabilities	243,096,573	242,254,771

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at March 31, 2006 and December 31, 2005	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	12,847,695	12,538,056
Accumulated other comprehensive loss	(1,425,602)	(1,026,148)

Total stockholders’ equity	23,868,814	23,958,629

Total liabilities and stockholders’ equity	$266,965,387	$266,213,400

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended, March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,013,087	$2,169,563
Tax-exempt	147,509	167,919
Debt securities:
Taxable	919,583	771,725
Tax-exempt	189,601	159,010
Dividends	4,420	4,496
Other interest income	14,538	5,914
Federal funds sold	72,315	27,088

Total interest and dividend income	3,361,053	3,305,715

INTEREST EXPENSE
Deposits	931,829	886,003
Federal funds purchased and repurchase agreements	144,308	72,459
FHLB and other long-term borrowings	46,730	28,809

Total interest expense	1,122,867	987,271

Net interest income	2,238,186	2,318,444
PROVISION FOR LOAN LOSSES	—	90,000

Net interest income after provision for loan losses	2,238,186	2,228,444

NONINTEREST INCOME
Service charges and other fees	200,812	165,902
Net gains (losses) on available for sale securities	(106)	77,856
Other operating income	126,243	129,170

Total noninterest income	326,949	372,928

NONINTEREST EXPENSE
Salary and employee benefits	889,991	960,618
Net occupancy expense of premises	309,309	306,820
Other operating expenses	614,411	663,065

Total noninterest expense	1,813,711	1,930,503

Income before income taxes	751,424	670,869
INCOME TAXES	151,381	125,141

Net income	$600,043	$545,728

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.39	$0.36

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629

Comprehensive income:
Net income	—	—	—	600,043	—	—	$600,043	600,043
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(399,454)	(399,454)	(399,454)

Comprehensive income							$200,589

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2006	1,538,443	$7,692,215	$4,982,606	$12,847,695	$(228,100)	$(1,425,602)		$23,868,814

			Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total

	Common Stock
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036

Comprehensive income:
Net income	—	—	—	545,728	—	—	$545,728	545,728
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(779,940)	(779,940)	(779,940)

Comprehensive loss							$(234,212)

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2005	1,538,443	$7,692,215	$4,982,606	$11,692,731	$(228,100)	$(711,032)		$23,428,420

	For the Three Months Ended March 31,
	2006	2005
Disclosure of reclassification amount, net of tax:
Unrealized holding losses arising during the period	$(399,520)	$(731,381)
Less reclassification adjustment for gains (losses) included in net income	(66)	48,559

Net unrealized losses on securities	$(399,454)	$(779,940)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$600,043	$545,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	90,000
Depreciation and amortization	111,360	113,946
Amortization (accretion) of investment securities, net	(10,301)	94,181
Investment security (gains) losses	106	(77,856)
Net loss on sales of assets	—	53,043
Increase in cash surrender value of life insurance	(27,189)	(30,318)
Increase in interest receivable	(47,875)	(79,130)
Increase (decrease) in interest payable	(27,819)	16,982
Other, net	455,817	230,554

Net cash provided by operating activities	1,054,142	957,130

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	(233,695)	4,216,596
Proceeds from sales of securities available-for-sale	5,927	2,786,518
Proceeds from maturities of securities available-for-sale	49,303,398	114,694,201
Principal collected on mortgage-backed securities	2,581,066	3,254,826
Purchases of securities available-for-sale	(54,523,046)	(118,315,356)
Recoveries on loans previously charged-off	35,182	3,482
Purchases of premises and equipment	(36,915)	(89,091)
Proceeds from sales of premises and equipment	—	11,527

Net cash provided by (used in) investing activities	(2,868,083)	6,562,703

FINANCING ACTIVITIES
Net decrease in deposits	(193,207)	(4,451,523)
Dividends paid	(290,404)	(290,404)
Increase (decrease) in short-term borrowings	485,397	(1,583,098)
Decrease in FHLB borrowings	(10,357)	(9,876)

Net cash used in financing activities	(8,571)	(6,334,901)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,822,512)	1,184,932

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,748,655	8,120,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,926,143	$9,305,098

Supplemental Disclosures:
Cash Paid for Interest	$1,150,686	$970,289
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 AND 2005

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

The accounting and reporting policies of First West Virginia Bancorp, Inc. ( the “Company”) and its subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s consolidated financial statements and management’s discussion and analysis. A summary of the significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows.

Nature of Operations and Basis of Presentation: First West Virginia Bancorp, Inc. (the “Company”) is a West Virginia Company. The Company provides a variety of banking services to individuals and businesses through the branch network of its affiliate bank (the “Bank”). The Bank operates ten full service branches located in Wheeling (3), Wellsburg, Moundsville (2), New Martinsville, Buckhannon, and Weston, West Virginia and Bellaire, Ohio. Primary deposit products consist of checking accounts, savings accounts, and certificates of deposit. Primary lending products consist of commercial and residential real estate loans, consumer loans, and business loans.

Principles of Consolidation: The consolidated financial statements of the Company include the financial statements of the parent and its wholly-owned subsidiary, Progressive Bank, N.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash Flows: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold.

Income Recognition: The Company recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

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

Investment Securities: Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available for sale or held to maturity. Debt securities classified as held to maturity are stated at cost adjusted for amortization of premium and accretion of discount which are computed using the interest method and recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2006, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 AND 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans: Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield.

Allowance for Loan Losses: The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses that is charged to operations. The provision is based on management’s evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,346,154 at March 31, 2006, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed generally using the straight-line method over the estimated useful lives of the assets.

When units of property are disposed of, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against income. Cost of repairs and maintenance is charged to expense as incurred. Additions and improvements are capitalized at cost.

Goodwill and Other Intangible Assets The Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. “SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 AND 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). Upon adoption of FASB No. 147, the Company reclassified approximately $1.6 million of previously unidentifiable intangible assets to goodwill and ceased the regularly scheduled amortization expense of those intangible assets. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $88,751 in the three month periods ended March 31, 2006 and 2005. The unamortized balance from the purchase of these core deposit intangible assets is $170,107 and $192,295 at March 31, 2006 and December 31, 2005, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $66,563 in 2006, $88,751 in 2007; and $14,793 in 2008. While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,221,166 and $3,193,977 at March 31, 2006 and December 31, 2005, respectively. The face value of the bank-owned life insurance at March 31, 2006 was $9.3 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Other Real Estate Owned: Other real estate owned are carried at the lower of cost or their estimated current fair value, less estimated costs to sell and are included in other assets. Other real estate owned consist primarily of properties acquired through, or in lieu of foreclosures. Any subsequent declines in fair value, and gains or losses on the disposition of these assets are credited to or charged against income.

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three months ended March 31, 2006 and March 31, 2005. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2006	2005
Before-tax amount	$(640,459)	$(1,250,505)
Tax effect	241,005	470,565

Net of tax effect	(399,454)	(779,940)
Net income as reported	600,043	545,728

Total comprehensive income (loss)	$200,589	$(234,212)

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 AND 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: The Company and its subsidiary file a consolidated federal income tax return. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $32,542 and $38,546 for the three months ended March 31, 2006 and 2005, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

NOTE 2 - REGULATORY MATTERS

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. The subsidiary bank has met the Tier 1 leverage and capital ratio requirements since June 30, 2005. Under the terms of the Formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report monthly to the OCC on the progress in complying with the agreement. The subsidiary bank board appointed a compliance committee and has filed monthly reports with the OCC.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Table One

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	(Unaudited) For the three months ended March 31,		December 31,
	2006	2005	2005	2004	2003	2002
SUMMARY OF OPERATIONS
Total interest income	$3,361	$3,306	$13,128	$13,406	$13,319	$14,309
Total interest expense	1,123	987	4,070	4,195	4,603	5,101
Net interest income	2,238	2,319	9,058	9,211	8,716	9,208
Provision for loan losses	—	90	180	300	435	540
Total other income	327	373	1,378	1,284	1,346	1,033
Total other expenses	1,814	1,931	7,451	6,747	6,342	6,062
Income before income taxes	751	671	2,804	3,448	3,285	3,639
Net income	600	546	2,262	2,637	2,518	2,674
PER SHARE DATA
Net income	$0.39	$0.36	$1.48	$1.73	$1.64	$1.74
Cash dividends declared	0.19	0.19	0.76	0.76	0.73	0.69
Book value per share	15.62	15.53	15.68	15.67	15.07	14.60
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$134,420	$152,050	$144,528	$151,562	$137,826	$131,383
Investment securities	109,372	107,010	102,882	110,528	117,758	93,962
Deposits - interest bearing	193,033	210,219	200,902	215,937	217,064	200,170
Stockholders’ equity	25,044	23,998	24,409	23,092	21,884	20,302
Total assets	267,535	280,605	270,500	284,930	277,952	252,543
BALANCE SHEET
Investments	$110,001	$102,875	$107,998	$106,561	$119,245	$108,065
Loans	135,439	150,090	135,214	154,331	146,711	136,772
Other assets	21,525	20,237	23,001	18,910	18,155	19,517

Total Assets	$266,965	$273,202	$266,213	$279,802	$284,111	$264,354

Deposits	$218,624	$231,719	$218,817	$236,171	$241,947	$231,376
Federal funds purchased and repurchase agreements	19,570	14,176	19,084	15,759	15,089	9,038
FHLB borrowings	2,375	2,415	2,385	2,425	2,464	—
Other long-term borrowings	1,000	—	1,000	—	—	—
Other liabilities	1,527	1,464	968	1,494	1,580	1,480
Stockholders’ equity	23,869	23,428	23,959	23,953	23,031	22,460

Total Liabilities and Stockholders’ equity	$266,965	$273,202	$266,213	$279,802	$284,111	$264,354

SELECTED RATIOS
Return on average assets	0.91%	0.79%	0.84%	0.93%	0.91%	1.06%
Return on average equity	9.72%	9.23%	9.27%	11.42%	11.51%	13.17%
Average equity to average assets	9.36%	8.55%	9.02%	8.10%	7.87%	8.04%
Dividend payout ratio	48.72%	52.78%	51.35%	43.93%	44.51%	39.66%
Loan to Deposit ratio	61.95%	64.77%	61.79%	65.35%	60.64%	59.11%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three months ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2005.

Forward-Looking Information: Certain information contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. These statements are subject to important factors that could cause action results to differ materially from those contemplated by such statements, including without limitation, the effect of changing economic conditions, changes in interest rates, changes in lending activities, changes in state and federal regulations, and other external factors which may materially impact the Company’s operational and financial performance.

Critical Accounting Policies: The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the Consolidated Financial Statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. Detailed policies and control procedures have been established and are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities: Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements.

Goodwill and Other Intangible Assets: As discussed in Note 1 of the notes to the Consolidated Financial Statements, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets: The Company uses an estimate of future earnings to support its position that the benefit of the deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. The deferred tax assets are described further in Note 1 of the Consolidated Financial Statements.

OVERVIEW

The Company reported net income of $600,043 or $.39 per share for the three months ended March 31, 2006 compared to $545,728 or $.36 per share for the same period during 2005. The 10.0% increase in earnings was primarily due to the decrease in noninterest expenses and the provision for loan losses, offset in part by the decreases in net interest income and noninterest income for the three months ended March 31, 2006 as compared to the same period in the prior year.

For the first three months of 2006, the Company’s return on average assets (ROA) was .91% as compared to .79% for the same period in 2005. The annualized return on average equity (ROE) was 9.72% for the first three months of 2006 as compared to 9.23% for the same period in 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest expenses decreased $116,792 or 6.1% during the three month period ended March 31, 2006 as compared to the same period in 2005 primarily due to the reduction in salary and employee benefits expense combined with the reduction in other operating expenses offset in part by the increase in occupancy expenses. Nonrecurring expenses associated with the December, 2004 formal agreement between the Company’s subsidiary bank and the Office of the Comptroller of the Currency contributed to the increase in other operating expenses during the first quarter of 2005. The provision for loan losses was also decreased by $90,000 in the first quarter of 2006 as compared to the first quarter of 2005. Net interest income decreased $80,258 or 3.5% primarily due to the increase in the interest rates paid on interest bearing liabilities. The decrease in noninterest income was primarily due to the decrease in gains on sales of investment securities offset in part by an increase in service charges and other fee income.

The Company ended the first quarter of 2006 with total assets of $266,965,387. Loans increased during the first three months of 2006 by $224,796, or .2%, to $135,439,054. Total deposits decreased by $193,207, or .1% since December 31, 2005 and was primarily due to a decrease in savings and noninterest bearing deposits offset in part by the increase in interest bearing deposits.

The allowance for loan losses amounted to $2,346,154 or 1.7% of total loans at March 31, 2006, compared to $2,319,258 or 1.7% of total loans at December 31, 2005. Non-performing assets were $1,756,000 at March 31, 2006, as compared to $1,510,000 at December 31, 2005. The increase in non-performing assets was primarily due to the additional nonaccrual loans.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

EARNINGS ANALYSIS

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Tables Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2006 and 2005.

For the three months ended March 31, 2006, net interest income was $2,238,186, a decrease of $80,258 or 3.5%, from the same period in 2005. The decrease in net interest income was primarily due to the increase in interest paid on interest bearing liabilities offset by the increased interest income earned on investment securities, other interest income and federal funds sold combined with the decline in interest earned on loans. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.96% for the three months ended March 31, 2006, as compared to 3.89% at December 31, 2005 and 3.88% at March 31, 2005.

During the three months ended March 31, 2006, interest expense increased $135,596 or 13.7% as compared to the same period in 2005. The higher interest rates paid on interest bearing liabilities offset in part by the decrease in the average volume of interest bearing liabilities primarily resulted in the increased interest expense. The average yield paid on interest bearing liabilities increased .36%, from 1.75% at March 31, 2005 to 2.11% at March 31, 2006. The increase in the average yield on interest bearing liabilities was primarily due to the rise in the interest rates on time deposits, federal funds purchased and repurchase agreements and FHLB and other long term borrowings.

Interest income increased $55,338 or 1.7% for the first three months of 2006 compared to the same period of the prior year. Interest income on investment securities increased $178,449 or 19.2% during the three months ended March 31, 2006 over 2005 and was primarily the result of the increase in the interest rates earned as well as the increase in the average volume of investment securities. Interest and fees on loans declined $176,886 or 7.6% for the three month period ended March 31, 2006 as compared to the same period in 2005. The decrease in interest and fees on loans was primarily due to the decline in the average volume of loans. The taxable equivalent yield on loans increased .29%, from 6.53% at March 31, 2005 to 6.82% at March 31, 2006.

Noninterest Income

Noninterest income decreased $45,979 or 12.3% for the three months ended March 31, 2006 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in gains on sales of investment securities offset in part by an increase in service charges and other fee income.

The Company accounted for securities losses of $106 during the three month period ended March 31, 2006 and securities gains of $86,126 and securities losses of $8,270 during the period ended March 31, 2005. Service charges increased $34,910 during the three months ended March 31, 2006, up 21.0%, from the same period in 2005. The increase in service charges primarily resulted from the additional fee income due to implementation of an overdraft protection program in December 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Expense

Noninterest expense decreased $116,792 or 6.1% for the three months ended March 31, 2006 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to reduction in salary and employee benefits and other operating expenses. Salary and employee benefits decreased $70,627 or 7.4% during the three months ended March 31, 2006 over the same period in 2005. Salary and employee benefit expense decreased in 2006 compared to 2005 primarily due to the conversion from a monthly payroll to a bi-weekly payroll combined with a decrease in employee benefits. Other operating expenses primarily increased due to increases in regulatory assessment and deposit insurance, other taxes, and service expense, offset in part by decreases in director fees, stationery and supplies expense, advertising, postage expense and other expenses.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2006	2005
Directors’ fees	$42,025	$48,875
Stationery and supplies	41,897	44,678
Regulatory assessment and deposit insurance	54,286	39,558
Advertising	32,542	38,546
Postage and transportation	48,627	56,060
Other taxes	52,781	38,607
Service expense	99,093	95,496
Other	243,160	301,245

Total	$614,411	$663,065

Income Taxes

Income tax expense for the three month period ended March 31, 2006 was $151,381, an increase of 21.0% compared to the same period in 2005. Income tax expense increased primarily due to the increase in pre-taxable income offset by an increase in tax-exempt income during the first three months of 2006 over the same period in 2005. Components of the income tax expense for March 31, 2006 were $119,349 for federal taxes and $32,032 for West Virginia corporate net income taxes.

For federal income tax purposes, tax-exempt income is based on qualified state, county, and municipal bonds and loans. Tax-exempt income was $337,110 and $326,929 for the three month periods ended March 31, 2006 and 2005, respectively. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2006 and 2005 and for the year ended December 31, 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005. Average balance sheet information for the periods ended March 31, 2006 and 2005 and December 31, 2005 was compiled using the daily average balance sheet. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	March 31, 2006			December 31, 2005			March 31, 2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$42,317	$392	3.76%	$45,684	$1,492	3.27%	$47,470	$374	3.20%
Mortgage backed securities	44,933	514	4.64%	37,239	1,460	3.92%	38,464	357	3.76%
States and political subdivisions	21,801	201	3.74%	19,050	697	3.66%	19,034	174	3.71%
Other securities	321	2	2.53%	909	36	3.96%	2,042	25	4.97%

Total Investment securities:	109,372	1,109	4.11%	102,882	3,685	3.58%	107,010	930	3.52%
Interest bearing deposits	1,017	11	4.39%	881	29	3.29%	528	3	2.30%
Federal funds sold	6,628	72	4.41%	5,646	178	3.15%	4,645	27	2.36%
Loans, net of unearned income	134,420	2,161	6.52%	144,528	9,208	6.37%	152,050	2,338	6.24%
Other earning assets	787	8	4.12%	1,257	28	2.23%	789	7	3.60%

Total earning assets	252,224	3,361	5.40%	255,194	13,128	5.14%	265,022	3,305	5.06%
Cash and due from banks	5,624			6,092			6,074
Bank premises and equipment	4,122			4,111			3,858
Other assets	7,903			7,566			8,043
Allowance for loan losses	(2,338)			(2,463)			(2,392)

Total Assets	$267,535			$270,500			$280,605

LIABILITIES
Time deposits	$87,279	$752	3.49%	$83,666	$2,750	3.29%	$85,215	$661	3.15%
Savings deposits	68,028	150	0.89%	78,648	704	0.90%	85,244	197	0.94%
Interest bearing demand deposits	37,726	30	0.32%	38,588	120	0.31%	39,760	28	0.29%
Federal funds purchased and repurchase agreements	19,467	144	3.00%	13,894	312	2.25%	15,688	72	1.86%
FHLB and other long-term borrowings	3,380	47	5.64%	3,501	184	5.26%	2,420	29	4.86%

Total interest bearing liabilities	215,880	1,123	2.11%	218,297	4,070	1.86%	228,327	987	1.75%
Demand deposits	25,552			26,388			26,695
Other liabilities	1,059			1,406			1,585

Total Liabilities	242,491			246,091			256,607
STOCKHOLDERS’ EQUITY	25,044			24,409			23,998

Total Liabilities and Stockholders’ Equity	$267,535			$270,500			$280,605

Net yield on earning assets		$2,238	3.60%		$9,058	3.55%		$2,318	3.55%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2006 and 2005, and the year ended December 31, 2005, respectively. The effect of this adjustment is presented below.

Investment securities	$109,372	$1,236	4.58%	$102,882	$4,110	3.99%	$107,010	$1,037	3.93%
Loans	134,420	2,259	6.82%	144,528	9,641	6.67%	152,050	2,449	6.53%

Total earning assets	$252,224	$3,586	5.77%	$255,194	$13,986	5.48%	$265,022	$3,523	5.39%

Taxable equivalent net yield on earning assets		$2,463	3.96%		$9,916	3.89%		$2,536	3.88%

Balance Sheet Analysis

Investments

Investment securities increased $2.0 million or 1.9% from December 31, 2005 to March 31, 2006. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 80.5% of total securities at March 31, 2006 and December 31, 2005. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $2,285,718 and $1,645,259 at March 31, 2006 and December 31, 2005, respectively. The fair value of securities classified as held to maturity was above book value by $25,571 and $34,539 at March 31, 2006 and December 31, 2005, respectively.

Table Three - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited) March 31, 2006	December 31, 2005
Securities held to maturity:
Obligations of States & Political Subdivisions	$1,776	$1,776

Total held to maturity	$1,776	$1,776

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$41,624	$40,590
Obligations of States & Political Subdivisions	20,556	19,988
Mortgage-Backed Securities	45,655	45,254
Equity Securities	390	390

Total available for sale	$108,225	$106,222

Total	$110,001	$107,998

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Four - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2006 and December 31, 2005 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited)
	March 31, 2006				December 31, 2005
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$9,632	2.76%	$—	—%	$8,722	2.65%
After One But Within Five Years	—	—	30,800	4.12	—	—	30,659	3.91
After Five But Within Ten Years	—	—	1,002	4.55	—	—	1,017	4.43
After Ten Years	—	—	190	4.89	—	—	192	4.39

	—	—	41,624	3.82	—	—	40,590	3.65

States & Political Subdivisions
Within One Year	645	5.74	1,242	4.95	645	5.74	1,272	5.46
After One But Within Five Years	1,034	6.91	5,180	4.36	1,034	6.91	5,339	4.71
After Five But Within Ten Years	97	7.95	7,368	5.28	97	7.95	6,742	5.21
After Ten Years	—	—	6,766	6.10	—	—	6,635	6.09

	1,776	6.54	20,556	5.30	1,776	6.54	19,988	5.38

Mortgage-Backed Securities	—	—	45,655	4.83	—	—	45,254	4.70
Equity Securities	—	—	390	3.15	—	—	390	2.57

Total	$1,776	6.54%	$108,225	4.52%	$1,776	6.54%	$106,222	4.42%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased $.2 million or .2% from December 31, 2005 to March 31, 2006. The increase in the loan portfolio during the first three months of 2006 was primarily due to the increase in commercial real estate loans.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-three percent (33%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-six percent (46%) of the loan portfolio. Installment loans comprised twelve percent (12%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2005 were a 1% increase in commercial loans and a 1% decrease in other loans.

Table Five - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited) March 31, 2006	December 31, 2005
Real Estate - residential:
Real estate - construction	$893	$759
Real estate - farmland	400	405
Real estate - residential	43,480	44,042

	$44,773	$45,206

Commercial:
Real estate-secured by nonfarm nonresidential	$49,598	$46,587
Commercial and industrial	12,572	13,721

	$62,170	$60,308

Installment:
Installment and other loans to individuals	$15,773	$16,648

Other:
Nonrated industrial development obligations	$12,859	$13,213
Other loans	66	43

	$12,925	$13,256

Total	135,641	135,418
Less unearned interest	202	204

	$135,439	$135,214

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Six

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2006 and December 31, 2005:

	(Unaudited) March 31, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$181	$361	$351	$31	$369	$359
Commercial real estate - secured by nonfarm, nonresidential property	1,286	2,080	46,232	1,273	1,966	43,348
Commercial and industrial	1,491	6,569	4,512	559	7,205	5,957
Nonrated industrial development obligations	533	2,730	9,596	402	3,027	9,784

Total	$3,491	$11,740	$60,691	$2,265	$12,567	$59,448

The following table presents an analysis of fixed and variable rate loans as of March 31, 2006 and December 31, 2005 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited) March 31, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,223	$7,217	$12,414	$747	$7,805	$9,156
Variable Rates	2,268	4,523	48,277	1,518	4,762	50,292

Total	$3,491	$11,740	$60,691	$2,265	$12,567	$59,448

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

Total non-performing loans were $1,756,000 at March 31, 2006 as compared to $1,510,000 at December 31, 2005. The increase in non-performing loans was primarily due to the addition of three non-accrual commercial loans during the first quarter of 2006. Loans past due 90 days or more and still accruing interest were $20,000 at March 31, 2006, as compared to $90,000 at December 31, 2005.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at $1,657,000 or 1.2% of total loans outstanding as of March 31, 2006, as compared to $1,367,000 or 1.0% of total loans at December 31, 2005. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Seven - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
	March 31,		December 31, 2005
(dollars in thousands)	2006	2005
Past Due 90 Days or More:
Real estate - residential	$20	$—	$85
Commercial	—	—	—
Installment	—	8	5

	$20	$8	$90

Non-accrual:
Real estate - residential	$165	$137	$64
Commercial	1,456	1,592	1,262
Installment	36	11	41

	$1,657	$1,740	$1,367

Other Real Estate	$79	$119	$53

Total non-performing assets	$1,756	$1,867	$1,510

Total non-performing assets to total loans and other real estate	1.30%	1.24%	1.12%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $25,800, $55,400 and $117,900 for the three months ended March 31, 2006 and 2005 and for the year ended December 31, 2005, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight

Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) March 31,		December 31, 2005
	2006	2005
Allowance for loan losses:
Balance at beginning of period:	$2,320	$2,356	$2,356

Loans charged off:
Real estate - residential	—	—	12
Commercial	—	3	183
Installment	9	21	71

	9	24	266

Recoveries:
Real estate - residential	—	—	—
Commercial	30	—	29
Installment	5	3	21

	35	3	50

Net charge-offs (recoveries)	(26)	21	216

Additions charged to operations	—	90	180

Balance at end of period:	$2,346	$2,425	$2,320

Average loans outstanding	$134,420	$152,050	$144,528

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	(0.02)%	0.01%	0.15%

Ratio of the allowance for loan losses to loans outstanding for the period	1.73%	1.62%	1.72%

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

The allowance for loan losses increased $26,283 or 1.1%, since December 31, 2005. The allowance for loan losses represented 1.7% of outstanding loans as of March 31, 2006 and December 31, 2005, respectively. Net loan recoveries amounted to $26,283 for the three month period ended March 31, 2006, compared to net loan charge-offs of $20,662 for the same period in 2005. There was no provision made to the allowance for loan losses during the first quarter of 2006 compared to $90,000 for the three month period ended March 31, 2005. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Nine.

Table Nine

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2005, and the three month period ended March 31, 2006. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) March 31.		December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$327	33.0%	$327	33.4%	$325	33.5%	$311	36.0%	$276	37.5%
Commercial	1,495	45.5	1,465	44.5	1,520	45.2	1,429	43.0	1,161	41.7
Installment	503	11.5	507	12.3	490	11.9	544	12.9	569	12.9
Others	21	10.0	21	9.8	21	9.4	21	8.1	21	7.9

Total	$2,346	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $218,624,094 at March 31, 2006, down .1% since December 31, 2005. Since year end the decline in deposits was primarily in savings and noninterest bearing demand deposits, offset in part by increases in time deposits and interest bearing demand deposits. At March 31, 2006, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2005 to March 31, 2006 was a 1% increase in interest bearing deposits and a 1% decrease in noninterest bearing deposits.

Table Ten

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited) March 31, 2006	December 31, 2005
Three Months or Less	$2,587	$2,967
Over Three and Less than Six Months	2,959	2,226
Over Six and Less than Twelve Months	7,960	7,321
Over Twelve Months	10,556	9,841

Total	$24,062	$22,355

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2006 and December 31, 2005. Repurchase agreements increased 2.5%, from December 31, 2005 to March 31, 2006 and was primarily due to an increase in the balances maintained by commercial customers.

Federal Home Loan Bank Borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2006 was approximately $98.1 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,374,536 and $2,384,893 at March 31, 2006 and December 31, 2005, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2006.

Capital Resources

Stockholders’ equity increased 1.3% during the three month period ended March 31, 2006 entirely from current earnings after quarterly dividends, and a 1.7% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 8.9% and 9.0% of total assets at March 31, 2006 and December 31, 2005, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The subsidiary bank may declare a dividend in 2006 without approval of the Comptroller of the Currency if certain conditions are met. The Board of Directors adopted a resolution with the Federal Reserve Bank of Cleveland which prohibits the Company from paying dividends or participating in the acquisition of treasury stock without prior Federal Reserve approval and a 30 day prior notice requirement. The Company has taken, and intends to continue to take, all appropriate steps to comply with the Federal Reserve requirements.

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

As of March 31, 2006, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2006
Holding Company Total Capital (to Risk Weighted Assets)	$25,435	16.27%	$12,509	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	23,481	15.02%	6,254	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	23,481	8.81%	10,659	4.0%

Subsidiary Bank Total Capital (to Risk Weighted Assets)	$26,042	16.70%	$12,475	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	24,088	15.45%	6,238	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	24,088	9.08%	10,610	4.0%

As of December 31, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$25,073	16.08%	$12,476	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	23,124	14.83%	6,238	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	23,124	8.83%	10,480	4.0%

Subsidiary Bank Total Capital (to Risk Weighted Assets)	$25,701	16.53%	$12,442	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	23,752	15.27%	6,221	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	23,752	9.09%	10,449	4.0%

The “Formal Agreement” required Tier 1 capital of at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital of at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005. The subsidiary bank has met the requirements established under the terms of the agreement.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $108,224,423 classified as available for sale at March 31, 2006. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At March 31, 2006, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2006.

At March 31, 2006 and December 31, 2005, the Company had outstanding loan commitments and unused lines of credit totaling $14,224,000 and $14,741,000, respectively. As of March 31, 2006, management placed a high probability for required funding within one year of approximately $6.1 million. Approximately $3.9 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2006 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 6.0%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 1.8%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chairman, Acting President and Chief Executive Officer, Sylvan J. Dlesk, and Executive Vice President, Chief Administrative Officer and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A Risk Factors

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a.	Inapplicable

b.	Inapplicable

c.	Inapplicable

d.	Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On March 15, 2006 a report on Form 8-K was filed which contained a press release dated March 14, 2006 that reported the earnings of First West Virginia Bancorp, Inc. for year end and the fourth quarter of December 31, 2005.

(b) Exhibits

The exhibits listed in the Exhibit Index on page 28 of this FORM 10-Q are incorporated by reference and/or filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman, Acting President and Chief Executive Officer

By:	/s/ Francie P. Reppy
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 8, 2006

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