Form 10-Q
period 2006-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2006-08-11
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2006: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$5,786,623	$5,929,513
Due from banks - interest bearing	156,893	1,066,142
Federal funds sold	3,133,000	4,753,000

Total cash and cash equivalents	9,076,516	11,748,655
Investment securities:
Available-for-sale (at fair value)	104,785,577	106,222,137
Held-to-maturity (fair value of $1,514,809 and $1,810,834, respectively)	1,496,598	1,776,295
Loans	130,436,714	135,214,258
Less allowance for loan losses	(2,325,159)	(2,319,871)

Net loans	128,111,555	132,894,387
Premises and equipment, net	4,043,618	4,166,929
Accrued income receivable	1,250,763	1,255,328
Other intangible assets	147,919	192,295
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,249,187	3,193,977
Other assets	3,937,516	3,119,278

Total assets	$257,743,368	$266,213,400

LIABILITIES
Noninterest bearing deposits:
Demand	$24,371,955	$26,044,841
Interest bearing deposits:
Demand	35,943,546	36,891,497
Savings	62,838,260	70,288,524
Time	86,648,734	85,592,439

Total deposits	209,802,495	218,817,301
Federal funds purchased and securities sold under agreements to repurchase	20,931,389	19,084,324
Federal Home Loan Bank and other long-term borrowings	2,364,056	3,384,893
Accrued interest payable	398,662	404,372
Other liabilities	585,352	563,881

Total liabilities	234,081,954	242,254,771

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at June 30, 2006 and December 31, 2005	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	13,106,724	12,538,056
Accumulated other comprehensive loss	(1,892,031)	(1,026,148)

Total stockholders’ equity	23,661,414	23,958,629

Total liabilities and stockholders’ equity	$257,743,368	$266,213,400

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,074,480	$2,137,658	$4,087,567	$4,307,221
Tax-exempt	144,543	161,503	292,052	329,422
Debt securities:
Taxable	967,459	767,110	1,887,042	1,538,835
Tax-exempt	194,200	150,982	383,801	309,992
Dividends	12,828	4,067	17,248	8,563
Other interest income	6,514	2,378	21,052	8,292
Federal funds sold	41,695	47,585	114,010	74,672

Total interest and dividend income	3,441,719	3,271,283	6,802,772	6,576,997

INTEREST EXPENSE
Deposits	946,034	880,376	1,877,863	1,766,379
Federal funds purchased and repurchase agreements	159,686	89,324	303,994	161,783
FHLB and other long-term borrowings	41,468	40,155	88,198	68,964

Total interest expense	1,147,188	1,009,855	2,270,055	1,997,126

Net interest income	2,294,531	2,261,428	4,532,717	4,579,871
PROVISION FOR LOAN LOSSES	—	90,000	—	180,000

Net interest income after provision for loan losses	2,294,531	2,171,428	4,532,717	4,399,871

NONINTEREST INCOME
Service charges and other fees	233,903	188,792	434,715	354,695
Net gains on available for sale securities	44,215	2,390	44,109	80,245
Other operating income	104,621	115,104	230,864	244,275

Total noninterest income	382,739	306,286	709,688	679,215

NONINTEREST EXPENSE
Salary and employee benefits	1,103,399	917,481	1,993,390	1,878,098
Net occupancy expense of premises	280,238	273,315	589,547	580,135
Other operating expenses	620,288	666,575	1,234,699	1,329,640

Total noninterest expense	2,003,925	1,857,371	3,817,636	3,787,873

Income before income taxes	673,345	620,343	1,424,769	1,291,213
INCOME TAXES	123,912	109,560	275,293	234,701

Net income	$549,433	$510,783	$1,149,476	$1,056,512

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.36	$0.33	$0.75	$0.69

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629

Comprehensive income:
Net income	—	—	—	1,149,476	—	—	$1,149,476	1,149,476
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(865,883)	(865,883)	(865,883)

Comprehensive income							$283,593

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2006	1,538,443	$7,692,215	$4,982,606	$13,106,724	$(228,100)	$(1,892,031)		$23,661,414

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036

Comprehensive income:
Net income	—	—	—	1,056,512	—	—	$1,056,512	1,056,512
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(327,375)	(327,375)	(327,375)

Comprehensive income							$729,137

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2005	1,538,443	$7,692,215	$4,982,606	$11,913,111	$(228,100)	$(258,467)		$24,101,365

	For the Six Months Ended June 30,
	2006	2005
Disclosure of reclassification amount, net of tax:
Unrealized holding losses arising during the period	$(838,372)	$(277,326)
Less reclassification adjustment for gains included in net income	27,511	50,049

Net unrealized losses on securities	$(865,883)	$(327,375)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2005
OPERATING ACTIVITIES
Net income	$1,149,476	$1,056,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	180,000
Depreciation and amortization	221,630	230,467
Amortization of investment securities, net	(6,597)	183,162
Investment security gains	(44,109)	(80,245)
Net losses on sales of premises and equipment	—	49,198
Increase in cash surrender value of bank-owned life insurance	(55,210)	(60,636)
Decrease in interest receivable	4,565	69,363
Increase (decrease) in interest payable	(5,710)	20,762
Other, net	(274,351)	153,504

Net cash provided by operating activities	989,694	1,802,087

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	4,744,630	10,457,803
Proceeds from sales of securities available-for-sale	336,321	2,836,382
Proceeds from maturities of securities available-for-sale	54,010,598	148,014,726
Proceeds from maturities of securities held-to-maturity	—	—
Principal collected on mortgage-backed securities	5,101,208	6,577,175
Purchases of securities available-for-sale	(59,069,463)	(150,322,142)
Recoveries on loans previously charged-off	38,202	15,305
Purchases of premises and equipment	(53,943)	(601,341)
Proceeds from sales of premises and equipment	—	15,524

Net cash used in investing activities	5,107,553	16,993,432

FINANCING ACTIVITIES
Net decrease in deposits	(9,014,806)	(13,844,218)
Dividends paid	(580,808)	(580,808)
Increase (decrease) in short-term borrowings	1,847,065	(94,079)
Proceeds from long-term borrowings	—	2,000,000
Principal payments on FHLB and other long-term borrowings	(1,020,837)	(19,870)

Net cash used in financing activities	(8,769,386)	(12,538,975)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,672,139)	6,256,544

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,748,655	8,120,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,076,516	$14,376,710

Supplemental Disclosures:
Cash Paid for Interest	$2,275,766	$1,976,364
Cash Paid for Income Taxes	$260,000	$347,812

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2006 presentation.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2006, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,325,159 at June 30, 2006, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill and Other Intangible Assets The Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking and Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. “SFAS No. 147 requires that these transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” This statement also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower- relationship intangible assets and credit cardholder intangible assets.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $22,188 and $44,376 in the three and six month periods ended June 30, 2006 and 2005, respectively. The unamortized balance from the purchase of these core deposit intangible assets is $147,919 and $192,295 at June 30, 2006 and December 31, 2005, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $44,375 in 2006, $88,751 in 2007; and $14,793 in 2008. While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,249,187 and $3,193,977 at June 30, 2006 and December 31, 2005, respectively. The face value of the bank-owned life insurance at June 30, 2006 was $9.1 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2006 and June 30, 2005. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Before-tax amount	$(747,841)	$725,613	$(1,388,300)	$(524,892)
Tax effect	281,412	(273,047)	522,417	197,517

Net of tax effect	(466,429)	452,566	(865,883)	(327,375)
Net income as reported	549,433	510,783	1,149,476	1,056,512

Total comprehensive income	$83,004	$963,349	$283,593	$729,137

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $25,328 and $31,651 for the three month periods ended June 30, 2006 and 2005, respectively. For the six month periods ended June 30, 2006 and 2005 advertising expenses amounted to $57,870 and $70,197, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

NOTE 2 - REGULATORY MATTERS

In December, 2004, the Company’s subsidiary bank entered into an agreement with the Office of the Comptroller of the Currency (OCC) relating to the results of its most recent report of examination. The Formal Agreement contains certain required actions and certain restrictions. The agreement requires the subsidiary bank to develop plans, programs, policies, and procedures relating to management and board supervision, long-term strategic goals, loan portfolio, criticized assets, capital, internal audit and internal loan review by certain dates and then to implement and follow those plans, programs, policies and procedures. A review and evaluation of certain groups of loans and correction of deficiencies is also required. Additionally, the formal agreement mandates that the subsidiary bank achieve and maintain a 7.50% Tier 1 leverage ratio and 13.0% Tier 1 capital ratio by March 31, 2005. The subsidiary bank has met the Tier 1 leverage and capital ratio requirements since June 30, 2005. Under the terms of the Formal agreement, the board of directors of the subsidiary bank is responsible for the proper and sound management of the Bank and must appoint a compliance committee from among their independent members, and report to the OCC on the progress in complying with the agreement. The subsidiary bank board appointed a compliance committee and has filed the required reports with the OCC.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2006	2005	2006	2005	2005	2004	2003
SUMMARY OF OPERATIONS
Total interest income	$3,442	$3,271	$6,803	$6,577	$13,128	$13,406	$13,319
Total interest expense	1,147	1,010	2,270	1,997	4,070	4,195	4,603
Net interest income	2,295	2,261	4,533	4,580	9,058	9,211	8,716
Provision for loan losses	—	90	—	180	180	300	435
Total other income	383	306	710	679	1,378	1,284	1,346
Total other expenses	2,004	1,857	3,817	3,788	7,451	6,747	6,342
Income before income taxes	673	620	1,425	1,291	2,804	3,448	3,285
Net income	549	511	1,149	1,057	2,262	2,637	2,518

PER SHARE DATA
Net income	$0.36	$0.33	$0.75	$0.69	$1.48	$1.73	$1.64
Cash dividends declared	0.19	0.19	0.38	0.38	0.76	0.76	0.73
Book value per share	15.48	15.77	15.48	15.77	15.68	15.67	15.07

AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$133,690	$145,206	$134,053	$148,609	$144,528	$151,562	$137,826
Investment securities	109,213	104,266	109,292	105,630	102,882	110,528	117,758
Deposits - interest bearing	189,559	203,143	191,286	206,662	200,902	215,937	217,064
Stockholders’ equity	25,270	24,282	25,158	24,148	24,409	23,092	21,884
Total assets	262,563	273,626	265,035	277,103	270,500	284,930	277,952

SELECTED RATIOS
Return on average assets	0.84%	0.75%	0.87%	0.77%	0.84%	0.93%	0.91%
Return on average equity	8.71%	8.44%	9.21%	8.83%	9.27%	11.42%	11.51%
Average equity to average assets	9.62%	8.87%	9.49%	8.71%	9.02%	8.10%	7.87%
Dividend payout ratio	52.78%	57.58%	50.67%	55.07%	51.35%	43.93%	44.51%
Loan to Deposit ratio	62.17%	64.69%	62.17%	64.69%	61.79%	65.35%	60.64%

	(Unaudited)
	June 30,		December 31,
	2006	2005	2005	2004	2003
BALANCE SHEET
Investments	$106,282	$98,827	$107,998	$106,561	$119,245
Loans	130,437	143,813	135,214	154,331	146,711
Other assets	21,024	25,183	23,001	18,910	18,155

Total Assets	$257,743	$267,823	$266,213	$279,802	$284,111

Deposits	$209,803	$222,327	$218,817	$236,171	$241,947
Federal funds purchased and repurchase agreements	20,931	15,665	19,084	15,759	15,089
FHLB borrowings	2,364	2,405	2,385	2,425	2,464
Long term debt	—	2,000	1,000	—	—
Other liabilities	984	1,325	968	1,494	1,580
Stockholders’ equity	23,661	24,101	23,959	23,953	23,031

Total Liabilities and Stockholders’ equity	$257,743	$267,823	$266,213	$279,802	$284,111

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three and six month periods ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2005.

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

OVERVIEW

The Company reported net income of $1,149,476 or $.75 per share for the six months ended June 30, 2006 compared to $1,056,512 or $.69 per share for the same period during 2005. The increase of $92,964 or 8.8% in earnings was primarily due to the increase in noninterest income combined with the decline in the provision for loan losses, offset in part by the decrease in net interest income and an increase in noninterest expenses for the six months ended June 30, 2006 as compared to the same period in 2005.

For the second quarter of 2006, net income was $549,433 or $.36 per share as compared to $510,783 or $.33 per share for the same period in 2005. The increase in earnings of $38,650 or 7.6% was primarily due to increases in net interest income and noninterest income combined with the reduction in the provision for loan losses, offset in part by an increase in noninterest expenses. The ROA was .84% for the three months ended June 30, 2006 as compared to .75% for the same period of the prior year. For the three months ended June 30, 2006 compared to June 30, 2005, the ROE was 8.71% and 8.44%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

OVERVIEW - Continued

Net interest income increased $33,103 or 1.5% primarily due to the increase in the interest rates earned on investment securities, offset in part by the decrease in interest earned on loans and the increased interest paid on interest bearing liabilities. The provision for loan losses was also decreased by $90,000 in the second quarter of 2006 as compared to the same period in 2005. The increase in noninterest income was primarily due to the increase in service charges and other fee income and the increase in gains on sales of investment securities offset in part by an decrease in other operating income. Noninterest expenses increased $146,554 or 7.9% during the three month period ended June 30, 2006 as compared to the same period in 2005 primarily due to the increase in salary and employee benefits expense combined with the increase in occupancy expenses, offset in part by the reduction in other operating expenses.

The Company ended the second quarter of 2006 with total assets of $257,743,368. Loans declined since December 31, 2005 by $4,777,544, or 3.5%, to $130.4 million. Total deposits decreased by $9,014,806, or 4.1% since December 31, 2005 and was primarily due to decreases in noninterest bearing and interest bearing demand deposits and savings deposits, which were offset in part by the increase in time deposits. The allowance for loan losses amounted to $2,325,159 or 1.8% of total loans at June 30, 2006, compared to $2,319,871 or 1.7% of total loans at December 31, 2005. Non-performing assets were $1,631,000 at June 30, 2006, as compared to $1,510,000 at December 31, 2005. The increase in non-performing assets was primarily due to the increase in loans placed in nonaccrual during the first six months of 2006.

During the second quarter of 2006, the Company repaid the $1 million loan obtained on a non-revolving $3 million line of credit with a financial institution. There were no outstanding borrowings on this line of credit at June 30, 2006. The Company’s line of credit available under this agreement is $1 million.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

EARNINGS ANALYSIS - For the six months ended June 30, 2006

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005.

For the six months ended June 30, 2006, net interest income was $4,532,717, a decrease of $47,154 or 1.0%, from the same period in 2005. The decrease in net interest income was primarily due to the increase in interest paid on deposit liabilities combined with the decline in interest and fees on loans offset in part by the increase in interest earned on investment securities.

During the six months ended June 30, 2006, interest expense increased $272,929 or 13.7% as compared to the same period in 2005. Increases in the average volume of time deposits and repurchase agreements and the interest rates paid on interest bearing liabilities, offset in part by the decrease in the average volume of savings deposits contributed to the increase in interest expense during the six month period ended June 30, 2006. The average yield paid on interest bearing liabilities increased .28%, from 1.86% at December 31, 2005 to 2.14% at June 30, 2006. Interest and fees on loans decreased $257,024 or 5.5%, from the same period in 2005. The decline in interest and fees on loans during the six month period ended June 30, 2006 was primarily due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average loan volume decreased $10.5 million or 7.2% in 2006. The taxable equivalent yield on loans increased .21% in 2006 from 6.67% at December 31, 2005 to 6.88% at June 30, 2006. Interest income on investment securities during the first six months of 2006 increased $422,016 or 22.8% as compared to the same period of the prior year. The rise in interest rates combined with the increase in the average volume of investment securities contributed to the increase in interest earned on investment securities during the first six months of 2006. The taxable equivalent yield on investment securities rose ..67% in 2006, from 3.99% at December 31, 2005 to 4.66% at June 30, 2006. The average volume of investment securities increased $6.4 million or 6.2% since December 31, 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005. Average balance sheet information for the periods ended June 30, 2006 and 2005 and December 31, 2005 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	June 30, 2006			December 31, 2005			June 30, 2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$41,572	$780	3.78%	$45,684	$1,492	3.27%	$47,617	$756	3.20%
Mortgage backed securities	45,441	1,055	4.68%	37,239	1,460	3.92%	38,086	718	3.80%
States and political subdivisions	21,963	406	3.73%	19,050	697	3.66%	18,607	339	3.67%
Other securities	316	30	19.14%	909	36	3.96%	1,320	30	4.58%

Total Investment securities:	109,292	2,271	4.19%	102,882	3,685	3.58%	105,630	1,843	3.52%

Interest bearing deposits	615	14	4.59%	881	29	3.29%	640	8	2.52%
Federal funds sold	5,020	114	4.58%	5,646	178	3.15%	5,675	75	2.67%
Loans, net of unearned income	134,053	4,380	6.59%	144,528	9,208	6.37%	148,609	4,637	6.29%
Other earning assets	854	24	5.67%	1,257	28	2.23%	765	14	3.69%

Total earning assets	249,834	6,803	5.49%	255,194	13,128	5.14%	261,319	6,577	5.08%
Cash and due from banks	5,491			6,092			6,144
Bank premises and equipment	4,094			4,111			4,023
Other assets	7,954			7,566			8,049
Allowance for loan losses	(2,338)			(2,463)			(2,432)

Total Assets	$265,035			$270,500			$277,103

LIABILITIES
Time deposits	$87,407	$1,530	3.53%	$83,666	$2,750	3.29%	$84,095	$1,334	3.20%
Savings deposits	66,440	291	0.88%	78,648	704	0.90%	83,561	378	0.91%
Interest bearing demand deposits	37,439	57	0.31%	38,588	120	0.31%	39,006	54	0.28%
Federal funds purchased and repurchase agreements	19,238	307	3.22%	13,894	312	2.25%	15,695	162	2.08%
FHLB and other long-term borrowings	3,159	85	5.43%	3,501	184	5.26%	2,813	69	4.95%

Total interest bearing liabilities	213,683	2,270	2.14%	218,297	4,070	1.86%	225,170	1,997	1.79%
Demand deposits	25,113			26,388			26,319
Other liabilities	1,081			1,406			1,466

Total Liabilities	239,877			246,091			252,955
STOCKHOLDERS’ EQUITY	25,158			24,409			24,148

Total Liabilities and Stockholders’ Equity	$265,035			$270,500			$277,103

Net yield on earning assets		$4,533	3.66%		$9,058	3.55%		$4,580	3.53%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2006 and 2005, and the year ended December 31, 2005, respectively. The effect of this adjustment is presented below.

Investment securities	$109,292	$2,527	4.66%	$102,882	$4,110	3.99%	$105,630	$2,055	3.92%
Loans	134,053	4,574	6.88%	144,528	9,641	6.67%	148,609	4,856	6.59%

Total earning assets	$249,834	$7,253	5.85%	$255,194	$13,986	5.48%	$261,319	$7,008	5.41%

Taxable equivalent net yield on earning assets		$4,983	4.02%		$9,916	3.89%		$5,011	3.87%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2006 (Continued)

Noninterest Income

Noninterest income increased $30,473 or 4.5% for the six months ended June 30, 2006 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in service charges and other fee income, offset in part by a decrease in gains on sales of investment securities combined with a decrease in other operating income. Service charges increased $80,020 during the six months ended June 30, 2006, up 22.6%, from the same period in 2005. The increase in service charges primarily resulted from an increase in overdraft fees assessed on deposit accounts as compared to the prior year due to implementation of an overdraft protection program in December 2005. The Company and its subsidiary bank accounted for securities gains of $65,341 and securities losses of $21,232 during the six month period ended June 30, 2006 and securities gains of $95,200 and securities losses of $14,955 during the period ended June 30, 2005. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2006, other operating income decreased $13,411 or 5.5% compared to the same period in 2005. The decline in other operating income primarily relates to the gains received in 2005 on sales of assets and a decline in miscellaneous income compared to the same period in 2005. Additionally, the declines in other operating income were offset by increases in ATM fees, other credit card fee income and an increase in premiums and service fees on the secondary market mortgage sales during the six months ended June 30, 2006 compared to the same period in the prior year.

Noninterest Expense

Noninterest expense increased $29,763 or ..8% for the six months ended June 30, 2006 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits and net occupancy expense, offset in part by a decrease in other operating expenses.

Salary and employee benefits increased $115,292 or 6.1% during the six months ended June 30, 2006 over the same period in 2005. The increased salary and employee benefit expense in 2006 compared to 2005 was primarily due to the hiring of additional personnel to enhance lending development and operations, and normal annual merit adjustments. Occupancy expenses rose $9,412 or 1.6% during the six months ended June 30, 2006 compared to the same period in 2005. Increased real estate taxes and property insurance costs primarily contributed to the increase in occupancy expenses in 2006 as compared to 2005.

Other operating expense amounted to $1,234,699, a decrease of $94,941, or 7.1%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a reduction in service expenses due to the subsidiary bank’s compliance with the Formal Agreement in 2005, combined with a decrease in directors’ fees, advertising expenses, postage and transportation expenses and other expenses, offset in part by increased regulatory assessments and other taxes.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2006	2005
Directors’ fees	$78,175	$97,800
Stationery and supplies	93,979	90,458
Regulatory assessment and deposit insurance	107,995	78,835
Advertising	57,870	70,197
Postage and transportation	98,445	107,988
Other taxes	108,601	72,958
Service expense	241,252	291,377
Other	448,382	520,027

Total	$1,234,699	$1,329,640

Income Taxes

Income tax expense for the six month period ended June 30, 2006 was $275,293, increasing 17.3% compared to the same period in 2005. Income tax expense increased primarily due to the increase in pre-taxable income of $133,556, offset by an increase in tax-exempt income during the first six months of 2006 over the same period in 2005. Components of the income tax expense for June 30, 2006 were $214,899 for federal taxes and $60,394 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2006 and 2005. Average balance sheet information for the periods ended June 30, 2006 and 2005 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2006 and 2005.

	(Unaudited)			(Unaudited)
	June 30, 2006			June 30, 2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$40,835	$388	3.81%	$47,763	$382	3.21%
Mortgage backed securities	45,944	541	4.72%	37,712	361	3.84%
Obligations of states and political subdivisions	22,123	205	3.72%	18,186	166	3.66%
Other securities	311	28	36.11%	605	4	2.65%

Total Investment securities:	109,213	1,162	4.27%	104,266	913	3.51%
Interest bearing deposits	217	3	5.55%	750	5	2.67%
Federal funds sold	3,430	42	4.91%	6,694	47	2.82%
Loans, net of unearned income	133,690	2,219	6.66%	145,206	2,299	6.35%
Other earning assets	920	16	6.98%	742	7	3.78%

Total earning assets	247,470	3,442	5.58%	257,658	3,271	5.09%
Cash and due from banks	5,360			6,213
Bank premises and equipment	4,067			4,187
Other assets	8,004			8,040
Allowance for loan losses	(2,338)			(2,472)

Total Assets	$262,563			$273,626

LIABILITIES
Time deposits	$87,535	$778	3.56%	$82,986	$673	3.25%
Savings deposits	64,869	141	0.87%	81,897	182	0.89%
Interest bearing demand deposits	37,155	27	0.29%	38,260	26	0.27%
Federal funds purchased and repurchase agreements	19,011	162	3.42%	15,703	89	2.27%
FHLB and other long-term borrowings	2,941	39	5.32%	3,202	40	5.01%

Total interest bearing liabilities	211,511	1,147	2.18%	222,048	1,010	1.82%
Demand deposits	24,680			25,947
Other liabilities	1,102			1,349

Total Liabilities	237,293			249,344
STOCKHOLDERS’ EQUITY	25,270			24,282

Total Liabilities and Stockholders’ Equity	$262,563			$273,626

Net yield on earning assets		$2,295	3.72%		$2,261	3.52%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2006 and 2005, respectively. The effect of this adjustment is presented below.

Investment securities	$109,213	$1,291	4.74%	$104,266	$1,019	3.92%
Loans	133,690	2,315	6.95%	145,206	2,407	6.65%

Total earning assets	$247,470	$3,667	5.94%	$257,658	$3,485	5.43%

Taxable equivalent net yield on earning assets		$2,520	4.08%		$2,475	3.85%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2006

Net Interest Income

For the three months ended June 30, 2006, net interest income was $2,294,531, increasing $33,103 or 1.5%, from the same period in 2005. The increase in net interest income was primarily due to the increase in interest rates on investment securities, offset in part by a decrease in interest and fees on loans combined with the increase in interest paid on deposit liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 4.08% for the three months ended June 30, 2006, as compared to 3.85% at June 30, 2005. Table Three presents the average balance sheets and an interest rate analysis for the three months ended June 30, 2006 and 2005.

Interest income increased $170,436 or 5.2% during the second quarter of 2006 compared to the same period of the prior year. Interest income on investment securities increased $243,567 or 26.5% during the three months ended June 30, 2006 over 2005 and was primarily the result of the increase in the yield earned on investment securities. The taxable equivalent yield earned on investment securities was 4.74% for the three months ended June 30, 2006 as compared to 3.92% for the same period in 2005. Interest and fees on loans declined $80,138 or 3.5% for the three month period ended June 30, 2006 as compared to the same period in 2005. The decrease in interest and fees on loans was primarily due to the decline in the average volume of loans.

During the three months ended June 30, 2006, interest expense increased $137,333 or 13.6% as compared to the same period in 2005. The higher interest rates paid on interest bearing liabilities offset in part by the decrease in the average volume of interest bearing liabilities primarily resulted in the increased interest expense. The average yield paid on interest bearing liabilities increased .36%, from 1.82% at June 30, 2005 to 2.18% at June 30, 2006. The increase in the average yield on interest bearing liabilities was primarily due to the rise in the interest rates on time deposits, federal funds purchased and repurchase agreements and FHLB and other long term borrowings.

Noninterest Income

Noninterest income increased $76,453 or 25.0% for the three months ended June 30, 2006 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in service charges and other fee income combined with the increase in gains on sales of investment securities offset in part by a decrease in other operating income.

Service charges increased $45,111 during the three months ended June 30, 2006, up 23.9%, from the same period in 2005. The increase in service charges primarily resulted from the additional fee income due to implementation of an overdraft protection program in December 2005. The Company accounted for securities gains of $65,341 and securities losses of $21,126 during the three month period ended June 30, 2006 and securities gains of $9,075 and securities losses of $6,685 during the same period in 2005.

For the second quarter of 2006, other operating income decreased $10,483 or 9.1% as compared to same period of the prior year. The decline in other operating income for the three months ended June 30, 2006 as compared to 2005 primarily relates to the following: gains received on sales of assets in 2005, a decrease in earnings related to the cash surrender value of the bank owned life insurance on its key officers, a decrease in income related to checkbook sales, and a decline in miscellaneous income. The declines in other operating income were offset by increases in ATM fees, other credit card fee income and an increase in premiums and service fees on the secondary market mortgage sales during the three months ended June 30, 2006 compared to the same period in the prior year.

Noninterest Expense

Noninterest expense increased $146,554 or 7.9% for the three months ended June 30, 2006 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits and occupancy expenses offset in part by a decrease in other operating expenses.

Salary and employee benefits increased $185,918 or 20.3% during the three months ended June 30, 2006 over the same period in 2005. The increased salary and employee benefit expense in 2006 compared to 2005 resulted from the following three factors. The subsidiary bank hired additional personnel to enhance lending development and operations. In addition to granting normal annual merit increases the Company’s Corporate Governance and Compensation Committee assessed salaries for key positions and approved adjustments in order to bring compensation in line with the market. This was done to attract and retain a quality team of management and line staff. In 2006 the Company also changed from monthly to bi-weekly payments for its salaried personnel resulting in additional expense in the second quarter due to the timing of the payments.

Other operating expense decreased $46,287, or 6.9%, compared to the same period of the prior year. The decline in other operating expenses during the three month period ended June 30, 2006 as compared to 2005 was attributable primarily to the decreases in service expenses and director fees as result of the subsidiary bank’s compliance with the Formal Agreement in 2005, combined with decreases in advertising expenses and postage and transportation expenses which were partially offset by increases in other taxes, regulatory assessments, stationery and supplies expenses and other expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2006

Noninterest Expense - continued

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2006	2005
Directors’ fees	$36,150	$48,925
Stationery and supplies	52,082	45,779
Regulatory assessment and deposit insurance	53,708	39,277
Advertising	25,328	31,651
Postage and transportation	49,819	51,928
Other taxes	55,819	34,351
Service expense	123,776	195,881
Other	223,606	218,783

Total	$620,288	$666,575

Income Taxes

Income tax expense for the three month period ended June 30, 2006 was $123,912, increasing 13.1% compared to the same period in 2005. Income tax expense increased primarily due to the increase in pre-taxable income of $53,002 during the three month period ended June 30, 2006 over the same period in 2005. Components of the income tax expense for the three months ended June 30, 2006 were $95,550 for federal taxes and $28,362 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities decreased $1.7 million or 1.6% from December 31, 2005 to June 30, 2006. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 80.3% and 80.5% of total securities at June 30, 2006 and December 31, 2005, respectively. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	June 30, 2006	December 31, 2005
Securities held to maturity:
Obligations of States & Political Subdivisions	$1,497	$1,776

Total held to maturity	$1,497	$1,776

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$38,689	$40,590
Obligations of States & Political Subdivisions	20,117	19,988
Mortgage-Backed Securities	45,605	45,254
Equity Securities	374	390

Total available for sale	$104,785	$106,222

Total	$106,282	$107,998

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $3,033,558 and $1,645,259 at June 30, 2006 and December 31, 2005, respectively. The fair value of securities classified as held to maturity was above book value by $18,211 and $34,539 at June 30, 2006 and December 31, 2005, respectively.

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2006 and December 31, 2005 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited)
	June 30, 2006				December 31, 2005
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$7,813	3.02%	$—	—%	$8,722	2.65%
After One But Within Five Years	—	—	30,536	4.27	—	—	30,659	3.91
After Five But Within Ten Years	—	—	151	5.68	—	—	1,017	4.43
After Ten Years	—	—	189	5.37	—	—	192	4.39

	—	—	38,689	4.03	—	—	40,590	3.65

States & Political Subdivisions
Within One Year	365	5.82	1,241	5.34	645	5.74	1,272	5.46
After One But Within Five Years	1,034	6.91	4,546	4.11	1,034	6.91	5,339	4.71
After Five But Within Ten Years	98	7.92	7,306	4.95	97	7.95	6,742	5.21
After Ten Years	—	—	7,024	5.88	—	—	6,635	6.09

	1,497	6.71	20,117	5.11	1,776	6.54	19,988	5.38
Mortgage - Backed Securities	—	—	45,605	4.94	—	—	45,254	4.70

Equity Securities	—	—	374	16.64	—	—	390	2.57

Total	$1,497	6.71%	$104,785	4.68%	$1,776	6.54%	$106,222	4.42%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased $4.8 million or 3.5% from December 31, 2005 to June 30, 2006. A decline in all loan classifications was experienced during the first six months of 2006, although the largest declines have been in commercial and consumer loans. The outstanding balances in commercial loans were down by $1,913,000 at June 30, 2006 as compared to December 31, 2005. The demand for quality commercial loans has been hampered during the first six months of 2006 as a result of increased competition from other lending companies and institutions, as well as the rise in the prime lending rate. The outstanding balances of installment loans declined $1,596,000 since December 31, 2005.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-four percent (34%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-five percent (45%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2005 were a 1% increase in real estate residential loans and a 1% decrease in installment loans.

Table Six - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited)
	June 30, 2006	December 31, 2005
Real Estate - residential:
Real estate - construction	$1,020	$759
Real estate – farmland	392	405
Real estate – residential	43,231	44,042

	$44,643	$45,206

Commercial:
Real estate-secured by nonfarm nonresidential	$48,112	$46,587
Commercial and industrial	10,283	13,721

	$58,395	$60,308

Installment:
Installment and other loans to individuals	$15,052	$16,648

Other:
Nonrated industrial development obligations	$12,474	$13,213
Other loans	66	43

	$12,540	$13,256

Total	130,630	135,418
Less unearned interest	193	204

	$130,437	$135,214

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$245	$421	$354	$31	$369	$359
Commercial real estate - secured by nonfarm, nonresidential property	1,471	4,190	42,451	1,273	1,966	43,348
Commercial and industrial	1,933	5,257	3,093	559	7,205	5,957
Nonrated industrial development obligations	615	3,530	8,329	402	3,027	9,784

Total	$4,264	$13,398	$54,227	$2,265	$12,567	$59,448

The following table presents an analysis of fixed and variable rate loans as of June 30, 2006 and December 31, 2005 along with the contractual maturities of loans other than installment loans and residential mortgages:

	June 30, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,437	$7,827	$9,423	$747	$7,805	$9,156
Variable Rates	2,827	5,571	44,804	1,518	4,762	50,292

Total	$4,264	$13,398	$54,227	$2,265	$12,567	$59,448

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

Total non-performing loans were $1,631,000 at June 30, 2006 as compared to $1,510,000 at December 31, 2005. The increase in non-performing loans was primarily due to the addition of three non-accrual commercial real estate loans and one residentail real estate loan during the first six months of 2006.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were at $1,577,000 or 1.2% of total loans outstanding as of June 30, 2006, as compared to $1,367,000 or 1.0% of total loans at December 31, 2005. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) June 30,		December 31, 2005
	2006	2005
Past Due 90 Days or More:
Real estate - residential	$—	$—	$85
Commercial	—	117	—
Installment	1	8	5

	$1	$125	$90

Non-accrual:
Real estate - residential	$164	$464	$64
Commercial	1,394	1,503	1,262
Installment	19	5	41

	$1,577	$1,972	$1,367

Other Real Estate	$53	$53	$53

Total non-performing assets	$1,631	$2,150	$1,510

Total non-performing assets to total loans and other real estate	1.25%	1.49%	1.12%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $51,600, $92,500 and $117,900 for the six months ended June 30, 2006 and 2005 and for the year ended December 31, 2005, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine

Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	June 30,		December 31,
	2006	2005	2005
Allowance for loan losses:
Balance at beginning of period:	$2,320	$2,356	$2,356

Loans charged off:
Real estate - residential	—	12	12
Commercial	—	4	183
Installment	33	44	71

	33	60	266
Recoveries:
Real estate - residential	—	—	—
Commercial	30	1	29
Installment	8	14	21

	38	15	50
Net charge-offs (recoveries)	(5)	45	216
Additions charged to operations	—	180	180

Balance at end of period:	$2,325	$2,491	$2,320

Average loans outstanding	$134,053	$148,609	$144,528

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.00%	0.03%	0.15%

Ratio of the allowance for loan losses to loans outstanding for the period	1.78%	1.73%	1.72%

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

The allowance for loan losses increased $5,288 or .2%, since December 31, 2005. The allowance for loan losses represented 1.8% and 1.7% of outstanding loans as of June 30, 2006 and December 31, 2005, respectively. Net loan recoveries amounted to $5,288 for the six month period ended June 30, 2006, compared to net loan charge-offs of $44,583 for the same period in 2005. There was no provision made to the allowance for loan losses during the first six months of 2006 compared to $180,000 for the six month period ended June 30, 2005. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2005, and the six month period ended June 30, 2006. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(unaudited) June 30, 2006		December 31,
			2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$327	34.2%	$327	33.4%	$325	33.5%	$311	36.0%	$276	37.5%
Commercial	1,495	44.7	1,465	44.5	1,520	45.2	1,429	43.0	1,161	41.7
Installment	482	11.5	507	12.3	490	11.9	544	12.9	569	12.9
Others	21	9.6	21	9.8	21	9.4	21	8.1	21	7.9

Total	$2,325	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $209,802,495 at June 30, 2006, down 4.1% since December 31, 2005. Since year end the decline in deposits was primarily in savings and noninterest bearing demand deposits, offset in part by increases in time deposits and interest bearing demand deposits. At June 30, 2006, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2005 to June 30, 2006.

Table Eleven

Deposits - Maturity ofTime Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
	June 30, 2006	December 31, 2005
Three Months or Less	$3,174	$2,967
Over Three and Less than Six Months	4,695	2,226
Over Six and Less than Twelve Months	4,916	7,321
Over Twelve Months	10,536	9,841

Total	$23,321	$22,355

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. Federal funds purchased at June 30, 2006 were $2,000,000 and there were no Federal funds purchased at December 31, 2005. Repurchase agreements decreased .8%, from December 31, 2005 to June 30, 2006 and was primarily due to a decrease in the balances maintained by commercial customers.

Federal Home Loan Bank Borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2006 was approximately $99.3 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,364,056 and $2,384,893at June 30, 2006 and December 31, 2005, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2006.

Capital Resources

Stockholders’ equity increased 2.3% during the six month period ended June 30, 2006 entirely from current earnings after quarterly dividends, and a 3.5% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 9.2% and 9.0% of total assets at June 30, 2006 and December 31, 2005, respectively.

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

As of June 30, 2006, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2006
Holding Company Total Capital (to Risk Weighted Assets)	$25,656	16.91%	$12,140	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	23,761	15.66%	6,070	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	23,761	9.11%	10,431	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$25,276	16.72%	$12,097	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	23,381	15.46%	6,048	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	23,381	8.98%	10,412	4.0%

As of December 31, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$25,073	16.08%	$12,476	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	23,124	14.83%	6,238	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	23,124	8.83%	10,480	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$25,701	16.53%	$12,442	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	23,752	15.27%	6,221	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	23,752	9.09%	10,449	4.0%

The “Formal Agreement” required Tier 1 capital of at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital of at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005. The subsidiary bank has met the requirements established under the terms of the agreement.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $104,785,577 classified as available for sale at June 30, 2006. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At June 30, 2006, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2006.

At June 30, 2006 and December 31, 2005, the Company had outstanding loan commitments and unused lines of credit totaling $15,145,000 and $14,741,000, respectively. As of June 30, 2006, management placed a high probability for required funding within one year of approximately $7.7 million. Approximately $3.7 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2006 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 5.9%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 1.5%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. The matters discussed in 4c. were submitted to a vote of security holders at the April 11, 2006, Annual Meeting of Shareholders.

b. Inapplicable

c. Election of Directors

The following directors were elected to the Board of Directors as follows:

Class I for terms expiring in 2008	Gary W. Glessner and Thomas L. Sable
Class II for terms expiring in 2009	Sylvan J. Dlesk, James C. Inman, Jr. and Thomas A. Noice

The results of the election were as follows:

Shares Voted
NAME	For	Against/ Withheld	Abstentions Broker Non-Votes
Sylvan J. Dlesk	1,350,885	32,387	0
Gary W. Glessner	1,373,580	9,692	0
James C. Inman, Jr.	1,355,942	27,330	0
Thomas A. Noice	1,353,522	29,750	0
Thomas L. Sable	1,373,090	10,182	0

Continuing directors were as follows:

Terms Expiring
Nada E. Beneke	2007
R. Clark Morton	2007
William G. Petroplus	2007
Gary W. Glessner	2008
Laura G. Inman	2008
Thomas L. Sable	2008
Sylvan J. Dlesk	2009
James C. Inman, Jr.	2009
Thomas A. Noice	2009

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On May 12, 2006 a report on Form 8-K was filed which contained a press release dated May 10, 2006 that reported the earnings of First West Virginia Bancorp, Inc. for the first quarter ended March 31, 2006.

(b) Exhibits

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
Chairman, President and Chief Executive Officer

By:	/s/ Francie P. Reppy
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 8, 2006

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Filed herewith and Incorporated herein by reference.

10.6	Lease dated May 20, 1998 between Progressive Bank, N.A. and Robert Scott Lumber Company. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.8	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.