Form 10-Q
period 2006-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2006-11-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock as of November 6, 2006: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$5,509,377	$5,929,513
Due from banks - interest bearing	5,436,064	1,066,142
Federal funds sold	11,298,000	4,753,000

Total cash and cash equivalents	22,243,441	11,748,655
Investment securities:
Available-for-sale (at fair value)	102,227,577	106,222,137
Held-to-maturity (fair value of $1,357,132 and $1,810,834, respectively)	1,337,699	1,776,295
Loans	127,196,172	135,214,258
Less allowance for loan losses	(2,298,227)	(2,319,871)

Net loans	124,897,945	132,894,387
Premises and equipment, net	3,985,050	4,166,929
Accrued income receivable	1,326,784	1,255,328
Other intangible assets	125,731	192,295
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,277,841	3,193,977
Other assets	3,247,893	3,119,278

Total assets	$264,314,080	$266,213,400

LIABILITIES
Noninterest bearing deposits:
Demand	$24,264,147	$26,044,841
Interest bearing deposits:
Demand	35,752,118	36,891,497
Savings	55,753,636	70,288,524
Time	100,878,099	85,592,439

Total deposits	216,648,000	218,817,301
Federal funds purchased and securities sold under agreements to repurchase	19,098,759	19,084,324
Federal Home Loan Bank and other long-term borrowings	2,353,450	3,384,893
Accrued interest payable	537,408	404,372
Other liabilities	628,511	563,881

Total liabilities	239,266,128	242,254,771

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at September 30, 2006 and December 31, 2005	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	13,408,012	12,538,056
Accumulated other comprehensive loss	(806,781)	(1,026,148)

Total stockholders’ equity	25,047,952	23,958,629

Total liabilities and stockholders’ equity	$264,314,080	$266,213,400

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$2,093,888	$2,146,352	$6,181,455	$6,453,573
Tax-exempt	145,521	156,390	437,573	485,812
Debt securities:
Taxable	954,946	730,862	2,841,988	2,264,076
Tax-exempt	196,220	155,125	580,021	465,117
Dividends	8,924	7,954	26,172	12,184
Other interest income	42,616	3,621	63,668	21,867
Federal funds sold	76,119	46,159	190,129	120,831

Total interest and dividend income	3,518,234	3,246,463	10,321,006	9,823,460

INTEREST EXPENSE
Deposits	1,083,010	884,089	2,960,873	2,650,469
Federal funds purchased and repurchase agreements	180,357	64,202	484,351	225,984
FHLB and other long-term borrowings	25,294	60,096	113,492	129,060

Total interest expense	1,288,661	1,008,387	3,558,716	3,005,513

Net interest income	2,229,573	2,238,076	6,762,290	6,817,947
PROVISION FOR LOAN LOSSES	—	—	—	180,000

Net interest income after provision for loan losses	2,229,573	2,238,076	6,762,290	6,637,947

NONINTEREST INCOME
Service charges and other fees	240,753	207,161	675,468	561,856
Net gains on available for sale securities	778	38,309	44,887	118,554
Other operating income	128,071	129,407	358,935	373,682

Total noninterest income	369,602	374,877	1,079,290	1,054,092

NONINTEREST EXPENSE
Salary and employee benefits	957,242	924,297	2,950,632	2,802,395
Net occupancy expense of premises	274,285	283,945	863,832	864,080
Other operating expenses	603,442	615,686	1,838,141	1,945,326

Total noninterest expense	1,834,969	1,823,928	5,652,605	5,611,801

Income before income taxes	764,206	789,025	2,188,975	2,080,238
INCOME TAXES	172,513	175,470	447,806	410,171

Net income	$591,693	$613,555	$1,741,169	$1,670,067

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.39	$0.40	$1.14	$1.09

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629

Comprehensive income:
Net income	—	—	—	1,741,169	—	—	$1,741,169	1,741,169
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	219,367	219,367	219,367

Comprehensive income							$1,960,536

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2006	1,538,443	$7,692,215	$4,982,606	$13,408,012	$(228,100)	$(806,781)		$25,047,952

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2004	1,538,443	$7,692,215	$4,982,606	$11,437,407	$(228,100)	$68,908		$23,953,036

Comprehensive income:
Net income	—	—	—	1,670,067	—	—	$1,670,067	1,670,067
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(480,202)	(480,202)	(480,202)

Comprehensive income							$1,189,865

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2005	1,538,443	$7,692,215	$4,982,606	$12,236,261	$(228,100)	$(411,294)		$24,271,688

	For the Nine Months Ended September 30,
	2006	2005
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period	$247,363	$(406,260)
Less reclassification adjustment for gains included in net income	27,996	73,942

Net unrealized gains (losses) on securities	$219,367	$(480,202)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,741,169	$1,670,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	180,000
Depreciation and amortization	330,339	344,016
Amortization (accretion) of investment securities, net	(63,261)	251,677
Investment security gains	(44,887)	(118,554)
Net gains on sales of premises and equipment	—	(9,835)
Increase in cash surrender value of bank-owned life insurance	(83,864)	(85,466)
Decrease (increase) in interest receivable	(71,456)	39,222
Increase in interest payable	133,036	13,227
Other, net	(196,335)	92,607

Net cash provided by operating activities	1,744,741	2,376,961

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	7,950,520	14,075,742
Proceeds from sales of securities available-for-sale	356,564	3,142,150
Proceeds from maturities of securities available-for-sale	90,048,969	190,790,250
Proceeds from maturities of securities held-to-maturity	440,000	—
Principal collected on mortgage-backed securities	7,632,447	9,595,198
Purchases of securities available-for-sale	(93,584,959)	(198,952,154)
Recoveries on loans previously charged-off	45,922	20,680
Purchases of premises and equipment	(81,896)	(621,035)
Proceeds from sales of premises and equipment	—	15,525

Net cash provided by investing activities	12,807,567	18,066,356

FINANCING ACTIVITIES
Net decrease in deposits	(2,169,301)	(13,710,923)
Dividends paid	(871,213)	(871,213)
Increase (decrease) in short-term borrowings	14,435	(3,950,532)
Proceeds from long-term borrowings	—	2,000,000
Principal payments on FHLB and other long-term borrowings	(1,031,443)	(29,984)

Net cash used in financing activities	(4,057,522)	(16,562,652)

INCREASE IN CASH AND CASH EQUIVALENTS	10,494,786	3,880,665

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,748,655	8,120,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,243,441	$12,000,831

Supplemental Disclosures:
Cash Paid for Interest	$3,430,844	$2,992,286
Cash Paid for Income Taxes	$431,021	$542,822

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 AND 2005

(Unaudited)

Note 1 - Summary of SignificantAccounting Policies

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2006, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 AND 2005

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,298,227 at September 30, 2006, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

September 30, 2006 AND 2005

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $22,188 and $66,564 in the three and nine month periods ended September 30, 2006 and 2005, respectively. The unamortized balance from the purchase of these core deposit intangible assets is $125,731 and $192,295 at September 30, 2006 and December 31, 2005, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $22,187 in 2006, $88,751 in 2007; and $14,793 in 2008. While management feels the assumptions and variables used to value the acquisition was reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,277,841 and $3,193,977 at September 30, 2006 and December 31, 2005, respectively. The face value of the bank-owned life insurance at September 30, 2006 was $9.2 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2006 and September 30, 2005. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Before-tax amount	$1,740,018	$(245,033)	$351,718	$(769,928)
Tax effect	(654,768)	92,206	(132,351)	289,726

Net of tax effect	1,085,250	(152,827)	219,367	(480,202)
Net income as reported	591,693	613,555	1,741,169	1,670,067

Total comprehensive income	$1,676,943	$460,728	$1,960,536	$1,189,865

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 AND 2005

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $41,528 and $30,942 for the three month periods ended September 30, 2006 and 2005, respectively. For the nine month periods ended September 30, 2006 and 2005 advertising expenses amounted to $99,397 and $101,139, respectively.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 AND 2005

(Unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,		Years ended December 31,
	2006	2005	2006	2005	2005	2004	2003
SUMMARY OF OPERATIONS
Total interest income	$3,518	$3,246	$10,321	$9,823	$13,128	$13,406	$13,319
Total interest expense	1,289	1,008	3,559	3,005	4,070	4,195	4,603
Net interest income	2,229	2,238	6,762	6,818	9,058	9,211	8,716
Provision for loan losses	—	—	—	180	180	300	435
Total other income	370	375	1,079	1,054	1,378	1,284	1,346
Total other expenses	1,835	1,824	5,652	5,612	7,451	6,747	6,342
Income before income taxes	764	789	2,189	2,080	2,804	3,448	3,285
Net income	592	614	1,741	1,670	2,262	2,637	2,518

PER SHARE DATA
Net income	$0.39	$0.40	$1.14	$1.09	$1.48	$1.73	$1.64
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.76	0.73
Book value per share	16.39	15.88	16.39	15.88	15.68	15.67	15.07

AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$129,379	$142,302	$132,478	$146,484	$144,528	$151,562	$137,826
Investment securities	107,664	99,175	108,743	103,454	102,882	110,528	117,758
Deposits - interest bearing	189,847	196,222	190,801	203,143	200,902	215,937	217,064
Stockholders’ equity	25,548	24,535	25,289	24,278	24,409	23,092	21,884
Total assets	262,319	264,169	264,120	272,744	270,500	284,930	277,952

SELECTED RATIOS
Return on average assets	0.90%	0.92%	0.88%	0.82%	0.84%	0.93%	0.91%
Return on average equity	9.19%	9.93%	9.20%	9.20%	9.27%	11.42%	11.51%
Average equity to average assets	9.74%	9.29%	9.57%	8.90%	9.02%	8.10%	7.87%
Dividend payout ratio	48.72%	47.50%	50.00%	52.29%	51.35%	43.93%	44.51%
Loan to Deposit ratio	58.71%	63.01%	58.71%	63.01%	61.79%	65.35%	60.64%

	(Unaudited) September 30,		December 31,
	2006	2005	2005	2004	2003
BALANCE SHEET
Investments	$103,565	$101,083	$107,998	$106,561	$119,245
Loans	127,196	140,180	135,214	154,331	146,711
Other assets	33,553	22,926	23,001	18,910	18,155

Total Assets	$264,314	$264,189	$266,213	$279,802	$284,111

Deposits	$216,648	$222,460	$218,817	$236,171	$241,947
Federal funds purchased and repurchase agreements	19,099	11,809	19,084	15,759	15,089
FHLB borrowings	2,353	2,395	2,385	2,425	2,464
Long term debt	—	2,000	1,000	—	—
Other liabilities	1,166	1,253	968	1,494	1,580
Stockholders’ equity	25,048	24,272	23,959	23,953	23,031

Total Liabilities and Stockholders’ equity	$264,314	$264,189	$266,213	$279,802	$284,111

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and

Results of Holding Company Operations

First West Virginia Bancorp, Inc., a West Virginia corporation headquartered in Wheeling, West Virginia, has one wholly-owned subsidiary: Progressive Bank, N.A., which operates in Wheeling, Wellsburg, Moundsville, New Martinsville, Buckhannon and Weston, West Virginia and Bellaire, Ohio. Following is a discussion and analysis of the significant changes in the financial condition and results of operations of First West Virginia Bancorp, Inc., (the Company), and its subsidiary for the three months ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes, and tables contained in this report, as well as with the Holding Company’s Annual Report contained on Form 10-K for the year ended December 31, 2005.

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

OVERVIEW

The Company reported net income of $1,741,169 or $1.14 per share for the nine months ended September 30, 2006 compared to $1,670,067 or $1.09 per share for the same period during 2005. The increase of $71,102 or 4.3% in earnings was primarily due to the increase in noninterest income combined with the decline in the provision for loan losses, offset in part by the decrease in net interest income and an increase in noninterest expenses for the nine months ended September 30, 2006 as compared to the same period in 2005.

For the third quarter of 2006, net income was $591,693 or $.39 per share as compared to $613,555 or $.40 per share for the same period in 2005. The decrease in earnings of $21,862 or 3.6% was primarily due to the decline in net interest income and noninterest income combined with the increase in noninterest expenses. The ROA was ..90% for the three months ended September 30, 2006 as compared to .92% for the same period of the prior year. For the three months ended September 30, 2006 compared to September 30, 2005, the ROE was 9.19% and 9.93%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

OVERVIEW - Continued

Net interest income decreased $8,503 or .4% primarily due to the increase in the interest paid on interest bearing liabilities combined with the decrease in interest earned on loans offset in part by the increase in interest earned on investment securities. The decrease in noninterest income was primarily due to the decrease in gains on sales of investment securities and in other operating income, offset in part by an increase in service charges and other fee income. Noninterest expenses increased $11,041 or .6% during the three month period ended September 30, 2006 as compared to the same period in 2005 primarily due to the increase in salary and employee benefits expense, offset in part by a decrease in occupancy expenses and a reduction in other operating expenses.

The Company ended the third quarter of 2006 with total assets of $264,314,080. Loans declined since December 31, 2005 by $8.0 million, or 5.9%, to $127.2 million. Total deposits decreased by $2.2 million, or 1.0% since December 31, 2005 and was primarily due to decreases in noninterest bearing and interest bearing demand deposits and savings deposits, which were offset in part by the increase in time deposits. The allowance for loan losses amounted to $2.3 million or 1.8% of total loans at September 30, 2006, compared to $2.3 million or 1.7% of total loans at December 31, 2005. Non-performing assets were $2.1 million at September 30, 2006, as compared to $1.5 million at December 31, 2005. The increase in non-performing assets was primarily due to the increase in loans past due 90 days or more and in nonaccrual loans during the first nine months of 2006.

The Company repaid the $1 million loan during the second quarter of 2006 on a non-revolving $3 million line of credit with a financial institution. There were no outstanding borrowings on this line of credit at September 30, 2006. The Company’s available line of credit under this agreement is $1 million.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

EARNINGS ANALYSIS - For the nine months ended September 30, 2006

Net Interest Income

Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities, is the primary source of earnings for the Holding Company. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005.

For the nine months ended September 30, 2006, net interest income was $6,762,290, a decrease of $55,657 or .8%, from the same period in 2005. The decrease in net interest income was primarily due to the increase in interest paid on deposit liabilities combined with the decline in interest and fees on loans offset in part by the increase in interest earned on investment securities.

During the nine months ended September 30, 2006, interest expense increased $553,203 or 18.4% as compared to the same period in 2005. Increases in the average volume of time deposits and the interest rates paid on interest bearing liabilities, offset in part by the decrease in the average volume of savings deposits contributed to the increase in interest expense during the nine month period ended September 30, 2006. The average yield paid on interest bearing liabilities increased .37%, from 1.86% at December 31, 2005 to 2.23% at September 30, 2006. Interest and fees on loans decreased $320,357 or 4.6%, from the same period in 2005. The decline in interest and fees on loans during the nine month period ended September 30, 2006 was primarily due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average loan volume decreased $12.1 million or 8.3% in 2006. The taxable equivalent yield on loans increased .30% in 2006 from 6.67% at December 31, 2005 to 6.97% at September 30, 2006. Interest income on investment securities during the first nine months of 2006 increased $692,816 or 25.4% as compared to the same period of the prior year. The rise in the yield earned on investment securities combined with the increase in the average volume of investment securities contributed to the increase in interest earned on investment securities during the first nine months of 2006. The taxable equivalent yield on investment securities rose .69% in 2006, from 3.99% at December 31, 2005 to 4.68% at September 30, 2006. The average volume of investment securities increased $5.9 million or 5.7% since December 31, 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005. Average balance sheet information for the periods ended September 30, 2006 and 2005 and December 31, 2005 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) September 30, 2006			December 31, 2005			(Unaudited) September 30, 2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$40,905	$1,174	3.84%	$45,684	$1,492	3.27%	$46,522	$1,119	3.22%
Mortgage backed securities	45,586	1,609	4.72%	37,239	1,460	3.92%	37,273	1,068	3.83%
States and political subdivisions	21,918	606	3.70%	19,050	697	3.66%	18,617	509	3.66%
Other securities	334	33	13.21%	909	36	3.96%	1,042	33	4.23%

Total Investment securities:	108,743	3,422	4.21%	102,882	3,685	3.58%	103,454	2,729	3.53%

Interest bearing deposits	1,402	53	5.05%	881	29	3.29%	638	13	2.72%
Federal funds sold	5,357	190	4.74%	5,646	178	3.15%	5,577	121	2.90%
Loans, net of unearned income	132,478	6,619	6.68%	144,528	9,208	6.37%	146,484	6,939	6.33%
Other earning assets	877	37	5.64%	1,257	28	2.23%	775	21	3.62%

Total earning assets	248,857	10,321	5.55%	255,194	13,128	5.14%	256,928	9,823	5.11%
Cash and due from banks	5,541			6,092			6,128
Bank premises and equipment	4,063			4,111			4,092
Other assets	7,990			7,566			8,056
Allowance for loan losses	(2,331)			(2,463)			(2,460)

Total Assets	$264,120			$270,500			$272,744

LIABILITIES
Time deposits	$89,743	$2,448	3.65%	$83,666	$2,750	3.29%	$83,639	$2,021	3.23%
Savings deposits	64,159	414	0.86%	78,648	704	0.90%	80,822	538	0.89%
Interest bearing demand deposits	36,899	94	0.34%	38,588	120	0.31%	38,682	91	0.31%
Federal funds purchased and repurchase agreements	19,287	489	3.39%	13,894	312	2.25%	14,309	226	2.11%
FHLB and other long-term borrowings	2,890	114	5.27%	3,501	184	5.26%	3,348	129	5.15%

Total interest bearing liabilities	212,978	3,559	2.23%	218,297	4,070	1.86%	220,800	3,005	1.82%
Demand deposits	24,707			26,388			26,214
Other liabilities	1,146			1,406			1,452

Total Liabilities	238,831			246,091			248,466
STOCKHOLDERS’ EQUITY	25,289			24,409			24,278

Total Liabilities and Stockholders’ Equity	$264,120			$270,500			$272,744

Net yield on earning assets		$6,762	3.63%		$9,058	3.55%		$6,818	3.55%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2006 and 2005, and the year ended December 31, 2005, respectively. The effect of this adjustment is presented below.

Investment securities	$108,743	$3,809	4.68%	$102,882	$4,110	3.99%	$103,454	$3,039	3.93%
Loans	132,478	6,911	6.97%	144,528	9,641	6.67%	146,484	7,263	6.63%

Total earning assets	$248,857	$11,000	5.91%	$255,194	$13,986	5.48%	$256,928	$10,457	5.44%

Taxable equivalent net yield on earning assets		$7,441	4.00%		$9,916	3.89%		$7,452	3.88%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2006 (Continued)

Noninterest Income

Noninterest income increased $25,198 or 2.4% for the nine months ended September 30, 2006 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in service charges and other fee income, offset in part by a decrease in gains on sales of investment securities combined with a decrease in other operating income. Service charges increased $113,612 during the nine months ended September 30, 2006, up 20.2%, from the same period in 2005. The increase in service charges primarily resulted from an increase in overdraft fees assessed on deposit accounts as compared to the prior year due to implementation of an overdraft protection program in December 2005. The Company and its subsidiary bank accounted for securities gains of $66,153 and securities losses of $21,266 during the nine month period ended September 30, 2006 and securities gains of $144,770 and securities losses of $26,216 during the period ended September 30, 2005. Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2006, other operating income decreased $14,747 or 4.0% compared to the same period in 2005. The decline in other operating income primarily relates to the gains received in 2005 on sales of assets and a decline in miscellaneous income compared to the same period in 2005. Additionally, the declines in other operating income were offset by increases in ATM fees, other credit card fee income and an increase in premiums and service fees on the secondary market mortgage sales during the nine months ended September 30, 2006 compared to the same period in the prior year.

Noninterest Expense

Noninterest expense increased $40,804 or .7% for the nine months ended September 30, 2006 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits, offset in part by decreases in net occupancy expense and in other operating expenses.

Salary and employee benefits increased $148,237 or 5.3% during the nine months ended September 30, 2006 over the same period in 2005. The increased salary and employee benefit expense in 2006 compared to 2005 was primarily due to the hiring of additional personnel to enhance lending development and operations, and normal annual merit adjustments.

Other operating expenses decreased $107,185, or 5.5%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a reduction in service expenses due to the subsidiary bank’s compliance with the Formal Agreement in 2005, combined with a decrease in directors’ fees, advertising expenses, postage and transportation expenses and other expenses, offset in part by increased regulatory assessments and other taxes.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2006	2005
Directors’ fees	$111,100	134,575
Stationery and supplies	127,856	130,033
Regulatory assessment and deposit insurance	160,969	133,627
Advertising	99,397	101,139
Postage and transportation	151,638	164,021
Other taxes	161,642	117,669
Service expense	356,364	399,699
Other	669,175	764,563

Total	$1,838,141	$1,945,326

Income Taxes

Income tax expense for the nine month period ended September 30, 2006 was $447,806, increasing 9.2% compared to the same period in 2005. Income tax expense increased primarily due to the increase in pre-taxable income of $108,737, offset by an increase in tax-exempt income during the first nine months of 2006 over the same period in 2005. Components of the income tax expense for September 30, 2006 were $354,821 for federal taxes and $92,985 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2006 and 2005. Average balance sheet information for the periods ended September 30, 2006 and 2005 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2006 and 2005.

	(Unaudited) September 30, 2006			(Unaudited) September 30, 2005
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$39,592	$393	3.94%	$44,369	$363	3.25%
Mortgage backed securities	45,872	555	4.80%	35,674	350	3.89%
Obligations of states and political subdivisions	21,830	201	3.65%	18,634	170	3.62%
Other securities	370	2	2.14%	498	3	2.39%

Total Investment securities:	107,664	1,151	4.24%	99,175	886	3.54%
Interest bearing deposits	2,952	39	5.24%	635	5	3.12%
Federal funds sold	6,018	76	5.01%	5,384	46	3.39%
Loans, net of unearned income	129,379	2,239	6.87%	142,302	2,303	6.42%
Other earning assets	922	13	5.59%	796	6	2.99%

Total earning assets	246,935	3,518	5.65%	248,292	3,246	5.19%
Cash and due from banks	5,640			6,095
Bank premises and equipment	4,001			4,227
Other assets	8,061			8,071
Allowance for loan losses	(2,318)			(2,516)

Total Assets	$262,319			$264,169

LIABILITIES
Time deposits	$94,338	$917	3.86%	$82,743	$687	3.29%
Savings deposits	59,672	123	0.82%	75,432	160	0.84%
Interest bearing demand deposits	35,837	37	0.41%	38,047	37	0.39%
Federal funds purchased and repurchase agreements	19,385	183	3.75%	11,581	64	2.19%
FHLB and other long-term borrowings	2,358	28	4.71%	4,400	60	5.41%

Total interest bearing liabilities	211,590	1,288	2.42%	212,203	1,008	1.88%
Demand deposits	23,907			26,009
Other liabilities	1,274			1,422
Total Liabilities	236,771			239,634
STOCKHOLDERS’ EQUITY	25,548			24,535
Total Liabilities and Stockholders’ Equity	$262,319			$264,169

Net yield on earning assets		$2,230	3.58%		$2,238	3.58%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2006 and 2005, respectively. The effect of this adjustment is presented below.

Investment securities	$107,664	$1,282	4.72%	$99,175	$989	3.96%
Loans	129,379	2,336	7.16%	142,302	2,407	6.71%

Total earning assets	$246,935	$3,746	6.02%	$248,292	$3,453	5.52%

Taxable equivalent net yield on earning assets		$2,458	3.95%		$2,445	3.91%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2006

Net Interest Income

For the three months ended September 30, 2006, net interest income was $2,229,573, decreasing $8,503 or .4%, from the same period in 2005. The decline in net interest income was primarily due to the decrease in interest and fees on loans combined with the increase in interest paid on deposit liabilities, offset in part by an increase in the interest earned on investment securities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in the market rates of interest resulted in taxable equivalent net interest yields on average earning assets of 3.95% for the three months ended September 30, 2006, as compared to 3.91% at September 30, 2005. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2006 and 2005.

Interest income increased $271,771 or 8.4% during the third quarter of 2006 compared to the same period of the prior year. Interest income on investment securities increased $265,179 or 29.9% during the three months ended September 30, 2006 over 2005 and was primarily the result of the increase in the yield earned on investment securities. The taxable equivalent yield earned on investment securities was 4.72% for the three months ended September 30, 2006 as compared to 3.96% for the same period in 2005. Interest and fees on loans declined $63,333 or 2.8% for the three month period ended September 30, 2006 as compared to the same period in 2005. The decrease in interest and fees on loans was primarily due to the decline in the average volume of loans which was partially offset by an increase in the average yield on loans. The average loan volume for the three months ended September 30, 2006 decreased $12.9 million or 9.1% in 2006 as compared to the same period of the prior year. The taxable equivalent yield on loans increased .45% from 6.71% at September 30, 2005 to 7.16% at September 30, 2006.

During the three months ended September 30, 2006, interest expense increased $280,274 or 27.8% as compared to the same period in 2005. The rise in the interest rates paid on interest bearing liabilities offset in part by the decrease in the average volume of interest bearing liabilities primarily resulted in the increased interest expense. The average yield paid on interest bearing liabilities increased .54%, from 1.88% at September 30, 2005 to 2.42% at September 30, 2006. The increase in the average yield on interest bearing liabilities was primarily due to the rise in the interest rates paid on time deposits, federal funds purchased and repurchase agreements.

Noninterest Income

Noninterest income decreased $5,275 or 1.4% for the three months ended September 30, 2006 as compared to same period of the prior year. The decline in noninterest income was primarily due to the decrease in gains on sales of investment securities combined with a decrease in other operating income, offset in part by an increase in service charges and other fee income. The Company accounted for securities gains of $812 and securities losses of $34 during the three month period ended September 30, 2006 and securities gains of $49,570 and securities losses of $11,261 during the same period in 2005. For the third quarter of 2006, other operating income decreased $1,336 or 1.0% as compared to same period of the prior year. The decline in other operating income for the three months ended September 30, 2006 as compared to 2005 primarily relates to decreases in income related to checkbook sales, ATM fees and miscellaneous income. The declines in other operating income were offset by increases in the cash surrender value of the bank owned life insurance on its key officers and an increase in premiums and service fees on the secondary market mortgage sales during the three months ended September 30, 2006 compared to the same period in the prior year.

Service charges increased $33,592 or 16.2% during the three months ended September 30, 2006 as compared to the same period in 2005. The increase in service charges primarily resulted from the additional fee income from the overdraft protection program implemented in December 2005.

Noninterest Expense

Noninterest expense increased $11,041 or .6% for the three months ended September 30, 2006 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits, offset in part by decreases in occupancy expenses and in other operating expenses.

Salary and employee benefits increased $32,945 or 3.6% during the three months ended September 30, 2006 over the same period in 2005. The increased salary and employee benefit expense in 2006 compared to 2005 resulted from the subsidiary bank hiring additional personnel to enhance lending development and operations. In addition to granting normal annual merit increases the Company’s Corporate Governance and Compensation Committee assessed salaries for key positions and approved adjustments in order to bring compensation in line with the market. This was done to attract and retain a quality team of management and line staff.

Other operating expense decreased $12,244, or 2.0%, compared to the same period of the prior year. The decrease in other operating expenses during the three month period ended September 30, 2006 as compared to 2005 was attributable primarily to the decreases in director fees, stationary and supplies expenses, regulatory assessment and deposit insurance, postage and transportation expenses and other expenses, which were partially offset by increases in advertising and service expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2006

Noninterest Expense - continued

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2006	2005
Directors’ fees	$32,925	$36,775
Stationery and supplies	33,877	39,576
Regulatory assessment and deposit insurance	52,974	54,792
Advertising	41,528	30,942
Postage and transportation	53,192	56,033
Other taxes	53,041	44,710
Service expense	115,113	108,322
Other	220,792	244,536

Total	$603,442	$615,686

Income Taxes

Income tax expense for the three month period ended September 30, 2006 was $172,513, decreasing 1.7% compared to the same period in 2005. Income tax expense decreased primarily due to the decrease in pre-taxable income of $24,819 combined with an increase in tax exempt income during the three month period ended September 30, 2006 over the same period in 2005. Components of the income tax expense for the three months ended September 30, 2006 were $139,922 for federal taxes and $32,591 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities decreased $4.3 million or 4.0% from December 31, 2005 to September 30, 2006. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investments. Taxable securities comprised 79.6% and 80.5% of total securities at September 30, 2006 and December 31, 2005, respectively. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government corporation and agencies securities, and obligations of states and political subdivisions, i.e. interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Table Four - Investment Portfolio

The following table presents the book values of investment securities (in thousands):

	(Unaudited)
	September 30, 2006	December 31, 2005
Securities held to maturity:
Obligations of States & Political Subdivisions	$1,338	$1,776

Total held to maturity	$1,338	$1,776

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and Agencies	$37,707	$40,590
Obligations of States & Political Subdivisions	20,241	19,988
Mortgage - Backed Securities	43,917	45,254
Equity Securities	362	390

Total available for sale	$102,227	$106,222

Total	$103,565	$107,998

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,293,543 and $1,645,259 at September 30, 2006 and December 31, 2005, respectively. The fair value of securities classified as held to maturity was above book value by $19,433 and $34,539 at September 30, 2006 and December 31, 2005, respectively.

Table Five - Maturity distribution of Investment Portfolio

(dollars in thousands)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2006 and December 31, 2005 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities.

	(Unaudited) September 30, 2006				December 31, 2005
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$7,556	3.13%	$—	—%	$8,722	2.65%
After One But Within Five Years	—	—	29,817	4.25	—	—	30,659	3.91
After Five But Within Ten Years	—	—	146	5.93	—	—	1,017	4.43
After Ten Years	—	—	188	5.87	—	—	192	4.39

	—	—	37,707	4.04	—	—	40,590	3.65
States & Political Subdivisions
Within One Year	440	5.97	1,499	4.02	645	5.74	1,272	5.46
After One But Within Five Years	898	6.87	4,544	4.27	1,034	6.91	5,339	4.71
After Five But Within Ten Years	—	—	6,904	5.40	97	7.95	6,742	5.21
After Ten Years	—	—	7,294	5.95	—	—	6,635	6.09

	1,338	6.57	20,241	5.24	1,776	6.54	19,988	5.38
Mortgage-Backed Securities	—	—	43,917	4.92	—	—	45,254	4.70

Equity Securities	—	—	362	13.04	—	—	390	2.57

Total	$1,338	6.57%	$102,227	4.69%	$1,776	6.54%	$106,222	4.42%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, decreased $8.0 million or 5.9% from December 31, 2005 to September 30, 2006. A decline in all loan classifications was experienced during the first nine months of 2006, although the largest declines have been in commercial and consumer loans. The outstanding balances in commercial loans were down by $2,624,000 at September 30, 2006 as compared to December 31, 2005. The demand for quality commercial loans has been hampered during the first nine months of 2006 as a result of increased competition from other lending companies and institutions, as well as the rise in the prime lending rate. The outstanding balances of installment loans declined $2,325,000 since December 31, 2005.

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

Table Six - Loan Portfolio

Loans outstanding are as follows: (in thousands)

	(Unaudited)
	September 30, 2006	December 31, 2005
Real Estate - residential:
Real estate - construction	$1,035	$759
Real estate - farmland	386	405
Real estate - residential	42,137	44,042

	$43,558	$45,206

Commercial:
Real estate-secured by nonfarm nonresidential	$47,710	$46,587
Commercial and industrial	9,974	13,721

	$57,684	$60,308

Installment:
Installment and other loans to individuals	$14,323	$16,648

Other:
Nonrated industrial development obligations	$11,739	$13,213
Other loans	79	43

	$11,818	$13,256

Total	127,383	135,418
Less unearned interest	187	204

	$127,196	$135,214

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven

Loan Portfolio - Maturities and sensitivities of Loans to Changes in Interest Rates

(dollars in thousands)

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$245	$409	$381	$31	$369	$359
Commercial real estate - secured by nonfarm, nonresidential property	1,337	3,992	42,381	1,273	1,966	43,348
Commercial and industrial	2,067	5,475	2,432	559	7,205	5,957
Nonrated industrial development obligations	626	3,283	7,830	402	3,027	9,784

Total	$4,275	$13,159	$53,024	$2,265	$12,567	$59,448

The following table presents an analysis of fixed and variable rate loans as of September 30, 2006 and December 31, 2005 along with the contractual maturities of loans other than installment loans and residential mortgages:

	September 30, 2006			December 31, 2005
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,368	$7,388	$8,522	$747	$7,805	$9,156
Variable Rates	2,907	5,771	44,502	1,518	4,762	50,292

Total	$4,275	$13,159	$53,024	$2,265	$12,567	$59,448

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

Total non-performing loans were $2,056,000 at September 30, 2006 as compared to $1,510,000 at December 31, 2005. The increase in non-performing loans was primarily due to increases in loans past due 90 days or more and in non-accrual loans.

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $1,513,000 or 1.2% of total loans outstanding as of September 30, 2006, as compared to $1,367,000 or 1.0% of total loans at December 31, 2005. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) September 30,		December 31, 2005
	2006	2005
Past Due 90 Days or More:
Real estate - residential	—	$87	$85
Commercial	542	—	—
Installment	1	7	5

	$543	$94	$90

Non-accrual:
Real estate-residential	$221	$463	$64
Commercial	1,280	1,478	1,262
Installment	12	53	41

	$1,513	$1,994	$1,367

Other Real Estate	$—	$53	$53

Total non-performing assets	$2,056	$2,141	$1,510

Total non-performing assets to total loans and other real estate	1.62%	1.53%	1.12%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $95,400, $109,400 and $117,900 for the nine months ended September 30, 2006 and 2005 and for the year ended December 31, 2005, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine

Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) September 30,		December 31, 2005
	2006	2005
Allowance for loan losses:
Balance at beginning of period:	$2,320	$2,356	$2,356

Loans charged off:
Real estate - residential	—	12	12
Commercial	16	15	183
Installment	52	49	71

	68	76	266
Recoveries:
Real estate-residential	—	2	—
Commercial	31	1	29
Installment	15	18	21

	46	21	50
Net charge-offs	22	55	216
Additions charged to operations	—	180	180

Balance at end of period:	$2,298	$2,481	$2,320

Average loans outstanding	$132,478	$146,484	$144,528

Ratio of net charge-offs to average loans outstanding for the period	0.02%	0.04%	0.15%

Ratio of the allowance for loan losses to loans outstanding for the period	1.81%	1.77%	1.72%

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

The allowance for loan losses decreased $21,644 or .9%, since December 31, 2005. The allowance for loan losses represented 1.8% and 1.7% of outstanding loans as of September 30, 2006 and December 31, 2005, respectively. Net loan charge-offs amounted to $21,644 for the nine month period ended September 30, 2006, compared to net loan charge-offs of $54,668 for the same period in 2005. There was no provision made to the allowance for loan losses during the first nine months of 2006 compared to $180,000 for the nine month period ended September 30, 2005. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten

Loan Portfolio - Allocation of allowance for possible loan losses

(dollars in thousands)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2005, and the nine month period ended September 30, 2006. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) September 30, 2006		December 31,
			2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$327	34.1%	$327	33.4%	$325	33.5%	$311	36.0%	$276	37.5%
Commercial	1,480	45.3	1,465	44.5	1,520	45.2	1,429	43.0	1,161	41.7
Installment	470	11.3	507	12.3	490	11.9	544	12.9	569	12.9
Others	21	9.3	21	9.8	21	9.4	21	8.1	21	7.9

Total	$2,298	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%	$2,027	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits were $216,648,000 at September 30, 2006, down 1.0% since December 31, 2005. Since year end the decline in deposits was primarily in savings deposits, interest bearing demand deposits and noninterest bearing demand deposits, offset in part by an increase in time deposits. At September 30, 2006, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2005 to September 30, 2006 was a 1% increase in interest bearing deposits and a 1% decrease in noninterest bearing deposits. The shift to interest bearing deposits was primarily due to a special certificate of deposit promotion offered during the quarter.

Table Eleven

Deposits - Maturity ofTime Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months. (In thousands)

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
	September 30, 2006	December 31, 2005
Three Months or Less	$4,344	$2,967
Over Three and Less than Six Months	3,702	2,226
Over Six and Less than Twelve Months	12,987	7,321
Over Twelve Months	8,266	9,841

Total	$29,299	$22,355

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2006 and December 31, 2005. Repurchase agreements increased .1%, from December 31, 2005 to September 30, 2006 and was primarily due to a increase in the balances maintained by commercial customers.

Federal Home Loan Bank Borrowings

The subsidiary bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2006 was approximately $95.2 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $2,353,450 and $2,384,893 at September 30, 2006 and December 31, 2005, respectively, with an interest rate of 4.76%. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2006.

Capital Resources

Stockholders’ equity increased 3.7% during the nine month period ended September 30, 2006 entirely from current earnings after quarterly dividends, and a .9% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 9.5% and 9.0% of total assets at September 30, 2006 and December 31, 2005, respectively.

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

As of September 30, 2006, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios and the regulatory framework for adequately capitalized institutions are depicted as set forth in the following table:

			For Capital
	Actual		Adequacy Purposes
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Holding Company Total Capital (to Risk Weighted Assets)	$25,959	17.34%	$11,974	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	24,089	16.09%	5,987	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	24,089	9.25%	10,422	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$25,578	17.15%	$11,934	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	23,708	15.89%	5,967	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	23,708	9.12%	10,401	4.0%

As of December 31, 2005
Holding Company Total Capital (to Risk Weighted Assets)	$25,073	16.08%	$12,476	8.0%
Holding Company Tier I Capital (to Risk Weighted Assets)	23,124	14.83%	6,238	4.0%
Holding Company Tier I Capital (to Adjusted Total Assets)	23,124	8.83%	10,480	4.0%
Subsidiary Bank Total Capital (to Risk Weighted Assets)	$25,701	16.53%	$12,442	8.0%
Subsidiary Bank Tier I Capital (to Risk Weighted Assets)	23,752	15.27%	6,221	4.0%
Subsidiary Bank Tier I Capital (to Adjusted Total Assets)	23,752	9.09%	10,449	4.0%

The “Formal Agreement” required Tier 1 capital of at least equal to thirteen percent (13%) of risk-weighted assets and Tier 1 capital of at least equal to seven and one half percent (7.5%) of adjusted total assets by March 31, 2005. The subsidiary bank has met the requirements established under the terms of the agreement.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Holding Company had investment securities with an estimated fair value of $102,227,577 classified as available for sale at September 30, 2006. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding, in the form of collateralized advances. At September 30, 2006, the subsidiary bank had a short term line of credit available with the FHLB in the aggregate amount of approximately $7 million. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2006.

At September 30, 2006 and December 31, 2005, the Company had outstanding loan commitments and unused lines of credit totaling $14,345,000 and $14,741,000, respectively. As of September 30, 2006, management placed a high probability for required funding within one year of approximately $9.4 million. Approximately $3.4 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2006 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.3%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 2.7%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 1A Risk Factors

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. Inapplicable

b. Inapplicable

c. Inapplicable

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On August 12, 2006 a report on Form 8-K was filed which contained a press release dated August 10, 2006 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2006.

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

Dated: November 6, 2006

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