Form 10-K
period 2006-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2007-03-29
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-6051901
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d)of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 26, 2007, was $22,939,079. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 26, 2007:

Common Stock, $5.00 Par Value 1,528,443 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
into which Document
Documents	is incorporated

Portions of the Annual Report to Shareholders	Part II, Items 6, 7, 7A,
of First West Virginia Bancorp, Inc. for the	8 and 9A;
year ended December 31, 2006.	Part III, Item 13;
Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s	Part III, Items 10,
Proxy statement for the 2007 Annual Meeting	11, 12, 13 and 14
of Shareholders.

FORM 10-K INDEX

PART 1

Item 1	Business

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

At December 31, 2006, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, two full-service offices in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $253.9 million as of December 31, 2006.

Total Holding Company assets as of December 31, 2006, which include the assets of its operating subsidiary bank, was $254.4 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2006 to 303 registered shareholders. Shareholders' equity at that date was $25,276,954.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2006, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

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

The Company’s subsidiary bank entered into a Formal Agreement with the Office of the Comptroller of the Currency (OCC) in December 2004. The Formal Agreement contained certain required actions and certain restrictions. This agreement was terminated by the OCC on December 13, 2006. The Company also adopted a resolution with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for the Company. As with the agreement of the OCC, the Federal Reserve resolution necessitated certain actions and restrictions. Without prior Federal Reserve approval and a 30 day prior notice requirement, the resolution prohibited the Company from paying dividends, incurring debt, or participating in the acquisition of treasury stock. In addition, prior written approval was required before engaging in any non-bank activities. The resolution was terminated by the Federal Reserve Bank of Cleveland effective as of January 30, 2007.

Being a West Virginia corporation, the Holding Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act.

The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”)was enacted in August, 1989. This legislation created a new liability as a depository institution insured by the Federal Deposit Insurance corporation, (“the FDIC”), can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

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

As of December 31, 2006, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

Insurance of Deposits

The subsidiary bank’s deposits are insured by the FDIC through the Bank Insurance Fund (“BIF”) up to a maximum of $250,000 for certain retirement accounts beginning April 1, 2006 and $100,000 for all other insured deposits. The insurance premium payable by each BIF member is based on the institution’s assessment base (generally total deposit accounts subject to certain adjustments). The premiums are paid quarterly based on semiannual assessments.

Under the risk-based assessment system, an institution is assigned to one of four capital groups for purposes of determining an assessment rate. The capital group is determined by the institution’s regulatory capital position, which is based upon supervisory and capital evaluations, which are both established measures of risk. Under this formula, well-capitalized institutions classified as Subgroup “I” (financially sound institutions with only a few minor weaknesses) will pay the most favorable assessment rate while undercapitalized institutions classified as Subgroup “IV” (institutions which pose a substantial probability of loss to the Bank Insurance Fund (BIF) unless corrective action is taken) will pay the least favorable assessment rate.

The FDIC Board established a process for increasing and lowering all rates for BIF institutions quarterly, if conditions warrant a change. Under this system, the FDIC Board will have the flexibility to adjust the entire BIF assessment rate schedule four times a year, but only within a range of 3% above or below the premium schedule adopted, without first having to seek public comment. Any adjustments above or below the 3% range requires public comment, prior to adjusting the assessment rate schedule. The BIF assessment schedule of 0% to 27% remains in effect for the first semi annual period of 2007. The BIF assessment annual rate was approximately 3 basis points for the years ended December 31, 2006 and 2005. There was no BIF assessment paid by the subsidiary bank during 2004.

The FDIC Board of Directors collects an additional assessment (termed the FICO assessment) against BIF-assessable deposits as a result of the enactment of the Deposit Insurance Funds Act of 1996. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (FICO) to impose periodic assessments on depository institutions that are BIF members in order to spread the cost of interest payments on outstanding FICO bonds over a larger number of institutions. The FICO assessment annual rate was approximately 1.28, 1.39 and 1.51 basis points on BIF-assessable deposits during 2006, 2005 and 2004, respectively.

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

Employees

As of December 31, 2006, the Holding Company had 4 part-time employees. As of December 31, 2006, the subsidiary bank of the Holding Company had a total of 110 full-time employees and 11 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2006, and such pages are incorporated herein by reference.

1.	Distribution of Assets, Liabilities and Stockholders’ equity;

Interest Rates and Interest Differential

		Page
a.	Average Balance Sheets	24

b.	Analysis of Net Interest Earnings	24

c.	Rate Volume Analysis of Changes in Interest Income and Expense	26

2.	Investment Portfolio

a.	Book Value of Investments

Book values of investment securities at December 31, 2006

and 2005 are as follows (in thousands):

	December 31, 2006	December 31, 2005
Securities held to maturity:
Obligations of states and political subdivisions	$973	$1,776

Total held to maturity	$973	$1,776

Securities available for sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,197	$40,590
Obligations of states and political subdivisions	21,684	19,988
Mortgage-backed securities	51,665	45,254
Equity Securities	375	390

Total available for sale	109,921	106,222

Total	$110,894	$107,998

b.	Maturity Schedule of Investments	28

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

	The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

Statistical Information - continued

3.	Loan Portfolio

	a.	Types of Loans	11
	b.	Maturities and Sensitivity to Changes in Interest Rates	29
	c.	Risk Elements	30

1.	Nonaccrual, Past Due and Restructured Loans		30

2.	Potential problem loans		30

3.	Foreign outstandings		N/A

4.	Loan concentrations		14
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		12, 31, 32

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	24

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more	13

6.	Return on Equity and Assets		22

7.	Short-Term Borrowings		13, 32

Item 1A	Risk Factors

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

The Bank’s loan portfolio at December 31, 2006, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate	35.9%
Commercial, Principally Real Estate Secured	36.5%
Consumer	11.1%

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

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2006 as described below.

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

Progressive Bank, N.A. has a lease agreement for the building for its Weston branch office. The Weston branch office is located at #10 Market Square Shopping Center, Weston, West Virginia. This lease is for a period of two years commencing April 1, 2006, with two successive two year options to renew followed by two successive five year renewal options.

Progressive Bank, N.A. has a lease agreement for the building used for executive office space. The office space is located at 2B Elm Grove Crossing, Wheeling, West Virginia. This lease is for a period of one year commencing January 1, 2007, with two successive one year options to renew.

Progressive Bank, N.A. owns a tract of real estate of approximately 1.64 acres situated on the waters of Finks run and West Virginia State Route 20, in Buckhannon, West Virginia. The property was purchased and is being held for future banking office expansion.

Progressive Bank, N.A. also owns a tract of land with a building thereon fronting on South Locust Street in the City of Buckhannon, WV. The property was purchased and is being held for future banking office expansion.

The Holding Company does not have any encumbrances or capital leases on its personal property.

Item 3	Legal Proceedings

The nature of the business of the Holding Company's subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

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

As of December 31, 2006, the Holding Company had 303 registered shareholders of record who collectively held 1,528,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange for each quarter in 2006 and 2005.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006	High	$19.40	$19.20	$20.25	$20.80
	Low	$18.75	$18.65	$18.70	$19.60
2005	High	$23.90	$21.40	$20.07	$19.35
	Low	$20.81	$19.51	$18.10	$17.40

Dividends

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 17 of the Notes to Consolidated Financial Statements appearing at Page 16 of the Annual Report to Shareholders for the year ended December 31, 2006, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Holding Company in 2006 and 2005 were $.76 per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2006, 2005 and 2004.

DIVIDEND HISTORY OF HOLDING COMPANY

(per share)

	Dividend	Net Income	Ratio - Dividends to Net Income
2006	$.76	$1.40	54.3%
2005	$.76	$1.48	51.4%
2004	$.76	$1.73	43.9%

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

Performance Graph

Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First West Virginia Bancorp, Inc.	100.00	117.15	142.16	143.84	120.57	127.95
Russell 2000 Index	100.00	79.52	117.09	138.55	144.86	171.47
SNL <500M Bank Asset-Size Index	100.00	128.07	186.94	215.79	228.47	240.01

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2001 through December 31, 2006. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6	Selected Financial Data

Selected Financial Data on page 22 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 23 through 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on pages 33 through 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 21 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2006, included in this report as Exhibit 13.1, is incorporated herein by reference.

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

Item 9B	Other Information

Not Applicable

PART III

Item 10	Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2007 Proxy Statement dated March 13, 2007 for Annual Meeting of Stockholders to be held April 10, 2007, included in this report as Exhibit 99, is incorporated herein by reference.

(b)	Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1) (2)
Sylvan J. Dlesk	68	Chairman of the Board of the Holding Company since 2004; President & CEO of the Company since June 2006; Interim President and Chief Executive Officer of the Company from April 2005 to June 2006; Vice Chairman of the Board of the Holding Company 2000-2004; President and CEO since June 2006; Interim President and Chief Executive Officer of Progressive Bank, N.A. from April 2005 to February 2006; Director of Holding Company and Director of Progressive Bank N.A. since 1988.

Laura G. Inman	65	Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Francie P. Reppy	46	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Treasurer of the Holding Company since 2005; Senior Vice President, Chief Financial Officer and Treasurer of the Holding Company 2004-2005; Senior Vice President and Chief Financial Officer of the Holding Company 2000-2004; Controller of the Holding Company 1992-2000; Executive Vice President, Chief Administrative Officer, and Chief Financial Officer since 2005; Senior Vice President, Chief Financial Officer and Cashier of Progressive Bank, N.A. 2004-2005; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. 2000-2004; Controller of Progressive Bank, N.A. 1992-2000.

Nancy J. Ritter	53	Vice President of the Holding Company since 2004; Senior Vice President/Operations Officer and Cashier of Progressive Bank, N.A. since 2005. Senior Vice President of Progressive Bank, N.A. 2004-2005.

Connie R. Tenney	51	Vice President of the Holding Company since 1996; Senior Vice President of Progressive Bank, N.A. since 2003; President, Chief Executive Officer, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1995-2003; Director of Progressive Bank, N.A. - Buckhannon 1990-2003; Executive Vice President, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1990-1995; Cashier and Secretary 1986-1990

Notes:

(1)

With the exception of Nancy J. Ritter and Sylvan J. Dlesk, each of the executive officers has been employed as an officer or an employee for the Company for more than 5 years. Mr. Dlesk serves as President and Chief Executive Officer of the Company; Chairman of the Board of the Company and as a Director of the Bank, having been affiliated with the Company since 1988. Nancy J. Ritter has been employed by the Company since April 2004 and was previously employed by WesBanco Bank as Senior Vice President Branch Administration from 2001 until 2004 and was employed by the former Wheeling National Bank from 1984, until its merger with WesBanco Bank. Mrs. Ritter held various operational positions at Wheeling National Bank and served as Senior Vice President of Branch Administration and Operations from 1998 until 2004.

(2)	With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

PART III

Item 11	Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2007 Proxy Statement dated March 13, 2007 for Annual Meeting of Stockholders to be held April 10, 2007, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2007 Proxy Statement dated March 13, 2007 for Annual Meeting of Stockholders to be held April 10, 2007, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2007 Proxy Statement dated March 13, 2007 for Annual Meeting of Stockholders to be held April 10, 2007, included in this report as Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 14 of the Annual Report to Shareholders for the year ended December 31, 2006, included in this report as Exhibit 13.1, and incorporated herein by reference.

The Company follows a written policy for the granting of loans to directors and executive officers. This policy is as follows: With the exception of the items specifically identified below, all loans to Board of Directors and Executive Officers will be reported to the subsidiary bank board in a timely manner. Credit extensions and terms for any of the above will be: (1) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank for those who are not recognized as any of the above mentioned individuals and (2) does not involve more than the normal risk of repayment of present other unfavorable features:

1. Any executive officer, director, or principal shareholder requesting a loan is to submit a written application containing the purpose of the credit, and/or a financial statement depending upon the nature of the credit to the bank.

2. Loans to an Executive Officer are permitted in an aggregate amount that equals the higher of $25,000 or 2.5% of the bank’s capital. However, in no event shall the aggregate outstanding amount of these loans exceed $100,000.00. Executive Officers have been defined by the Board of Directors to include Chairman, President & CEO, Executive Vice President and COO, Senior V.P. & CFO.

3. Extensions of credit shall not be made to any of the bank’s Directors, or principal shareholders or to any related interest of that person in an amount that when aggregated with the amount of all other extensions of credit to that person and all related interests of that person exceeds the higher of $25,000 or 5% of the bank’s capital, and unimpaired surplus unless:

(1) The extension of credit or line of credit has been approved in advance by a majority of the entire Board of Directors, and

(2)	The interested party has abstained from participating directly or indirectly in the vote.

(3) All loans exceeding the aggregate of $500,000 must be approved according to steps 1 and 2. Payment of an overdraft of an executive officer or director is not permitted unless the funds are made in accordance with 1) a written, preauthorized, interest bearing extension of credit plan that specifies a method of repayment or, 2) a written preauthorized transfer of funds from another account of the account holder at the bank. This prohibition does not apply to payment of inadvertent overdrafts on an account in an aggregate amount of $1,000 or less provided 1) the account is not overdrawn for more than 5 business days, and 2) the bank assess the usual fee charged any other customer of the bank in similar circumstances.

4. There are no limits on loans to Executive Officers of the Bank when the loan is for the purpose of educating dependent children or to purchase, refinance (or improve) that Officer’s principal residence. These loans, of course, must comply with all other bank policy, may not be at preferential rates and must be approved by the Board of Directors if they exceed the limits outlined in item (3) above. Loans to executive officers will be made subject to the condition that the loan will, at the option of the bank, become due and payable at any time that the officer is indebted to this and other financial institutions in an aggregate amount greater than the amount specified in the preceding paragraph.

5. Any borrowing from a financial institution (this bank, other banks, savings and loans, etc.) by an executive officer of this bank, that is in excess of the established limits, shall be immediately reported to the President, who will then report these loans to the Board of Directors. This report to the President will be in writing and will include the lender’s name, the date and amount of each loan, the security (if any), and the purpose for which the proceeds have been or will be used.

6. In compliance with Regulation O, the total of all loans to Executive Officers, Directors, Principal Shareholders and their related interest of the bank, holding companies and subsidiaries of the holding company, cannot exceed the amount of the bank’s unimpaired capital and unimpaired surplus. This limit will be established by adding the total equity capital shown on the bank’s most recently filed consolidated report of condition and authorized subordinated notes and debentures, and the valuation reserve.

The Company also requires all directors to report related interests and to abstain prior to approval of any extensions of credit which are subject to board approval. Board approval is required for loans with aggregate exposure secured by real estate in excess of $300,000, non-real estate secured aggregate loan exposure in excess of $150,000 and aggregate unsecured loan exposure in excess of $25,000 to any related borrower. The reporting and abstention requirements are evidenced by the director signing a form prior to the approval of such loans. This reporting requirement was at the direction of the Corporate Governance, Human Resource and Compensation Committee.

Fees for services to the Company that are provided by any Director are subject to approval by the Board of Directors of the Company or its subsidiary.

Item 14	Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2007 Proxy Statement dated March 13, 2007 for Annual Meeting of Stockholders to be held April 10, 2007, included in this report as Exhibit 99, is incorporated herein by reference.

Item 15	Exhibits and Financial Statement Schedules

(a)	Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference in Item 8:

(b)	Reports on Form 8-K

On October 31, 2006 a report on Form 8-K was filed which contained a press release dated October 30, 2006 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2006.

(c)	Exhibits

The exhibits listed in the Exhibit Index on page 23 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc. (Registrant)

By:	/S/ SYLVAN J. DLESK
Sylvan J. Dlesk Chairman/President and Chief Executive Officer/Director
Date:	March 21, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ SYLVAN J. DLESK Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 21, 2007

/S/ FRANCIE P. REPPY Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 21, 2007

/S/ NADA E. BENEKE Nada E. Beneke	Director	March 21, 2007

/S/ GARY W. GLESSNER Gary W. Glessner	Director	March 21, 2007

/S/ LAURA G. INMAN Laura G. Inman	Director	March 21, 2007

/S/ JAMES C. INMAN, JR. James C. Inman, Jr.	Director	March 21, 2007

/S/ R. CLARK MORTON R. Clark Morton	Director	March 21, 2007

/S/ THOMAS A. NOICE Thomas A. Noice	Director	March 21, 2007

/S/ WILLIAM G. PETROPLUS William G. Petroplus	Director	March 21, 2007

/S/ THOMAS L. SABLE Thomas L. Sable	Director	March 21, 2007

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Banking Services License Agreement dated October 26, 1994 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and The Kroger Co. Incorporated herein by reference.

10.5	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.6	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.7	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8 Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements Filed herewith as part of Exhibit 13.1, Annual Report to Shareholders.

14.1	Code of Ethics. Incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. ‘1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 10, 2007 Filed herewith and incorporated herein by reference.