Form 10-Q
period 2007-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2007-05-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock as of May 7, 2007: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,224,087	$6,650,406
Due from banks - interest bearing	706,211	668,230
Federal funds sold	8,366,000	4,053,000

Total cash and cash equivalents	14,296,298	11,371,636
Investment securities:
Available-for-sale (at fair value)	108,956,150	109,921,387
Held-to-maturity (fair value of $987,801 and $989,241, respectively)	973,078	972,855
Loans	118,966,722	120,709,320
Less allowance for loan losses	(2,279,217)	(2,296,958)

Net loans	116,687,505	118,412,362
Premises and equipment, net	4,463,876	4,334,131
Accrued income receivable	1,251,964	1,263,335
Other intangible assets	81,355	103,543
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,337,054	3,307,711
Other assets	3,033,634	3,106,482

Total assets	$254,725,033	$254,437,561

LIABILITIES
Noninterest bearing deposits:
Demand	$25,693,097	$25,586,509
Interest bearing deposits:
Demand	35,029,636	33,070,271
Savings	53,784,368	54,606,775
Time	96,326,429	97,144,860

Total deposits	210,833,530	210,408,415
Federal funds purchased and securities sold under agreements to repurchase	14,712,546	15,240,158
Federal Home Loan Bank borrowings	2,331,857	2,342,718
Accrued interest payable	550,356	597,457
Other liabilities	606,165	571,859

Total liabilities	229,034,454	229,160,607

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at March 31, 2007 and December 31, 2006	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	13,645,256	13,520,264
Accumulated other comprehensive loss	(401,398)	(690,031)

Total stockholders’ equity	25,690,579	25,276,954

Total liabilities and stockholders’ equity	$254,725,033	$254,437,561

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2007	2006
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,875,703	$2,013,087
Tax-exempt	146,333	147,509
Debt securities:
Taxable	1,045,876	919,583
Tax-exempt	216,771	189,601
Dividends	9,867	4,420
Other interest income	12,978	14,538
Federal funds sold	72,428	72,315

Total interest and dividend income	3,379,956	3,361,053

INTEREST EXPENSE
Deposits	1,155,201	931,829
Federal funds purchased and repurchase agreements	138,485	144,308
FHLB and other long-term borrowings	27,822	46,730

Total interest expense	1,321,508	1,122,867

Net interest income	2,058,448	2,238,186
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	2,058,448	2,238,186

NONINTEREST INCOME
Service charges and other fees	205,129	200,812
Net losses on available for sale securities	(54,193)	(106)
Other operating income	125,721	126,243

Total noninterest income	276,657	326,949

NONINTEREST EXPENSE
Salary and employee benefits	1,012,100	889,991
Net occupancy expense of premises	282,229	309,309
Other operating expenses	570,123	614,411

Total noninterest expense	1,864,452	1,813,711

Income before income taxes	470,653	751,424
INCOME TAXES	55,257	151,381

Net income	$415,396	$600,043

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.27	$0.39

DIVIDENDS PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	1,538,443	$7,692,215	$4,982,606	$13,520,264	$(228,100)	$(690,031)		$25,276,954
Comprehensive income:
Net income	—	—	—	415,396	—	—	$415,396	415,396
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	288,633	288,633	288,633

Comprehensive income							$704,029

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2007	1,538,443	$7,692,215	$4,982,606	$13,645,256	$(228,100)	$(401,398)		$25,690,579

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629
Comprehensive income:
Net income	—	—	—	600,043	—	—	$600,043	600,043
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(399,454)	(399,454)	(399,454)

Comprehensive income							$200,589

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2006	1,538,443	$7,692,215	$4,982,606	$12,847,695	$(228,100)	$(1,425,602)		$23,868,814

	For the Three Months Ended March 31,
	2007	2006
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period	$254,833	$(399,520)
Less reclassification adjustment for losses included in net income	(33,800)	(66)

Net unrealized gains (losses) on securities	$288,633	$(399,454)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$415,396	$600,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,987	111,360
Accretion of investment securities, net	(62,187)	(10,301)
Investment security losses	54,193	106
Increase in cash surrender value of bank-owned life insurance	(29,343)	(27,189)
Decrease (increase) in interest receivable	11,371	(47,875)
Increase in interest payable	(47,101)	(27,819)
Other, net	(66,985)	455,817

Net cash provided by operating activities	374,331	1,054,142

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	1,723,405	(233,695)
Proceeds from sales of securities available-for-sale	4,162,390	5,927
Proceeds from maturities of securities available-for-sale	70,178,372	49,303,398
Principal collected on mortgage-backed securities	2,363,403	2,581,066
Purchases of securities available-for-sale	(75,268,385)	(54,523,046)
Recoveries on loans previously charged-off	1,452	35,182
Purchases of premises and equipment	(206,544)	(36,915)

Net cash provided by (used in) investing activities	2,954,093	(2,868,083)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	425,115	(193,207)
Dividends paid	(290,404)	(290,404)
Increase (decrease) in short-term borrowings	(527,612)	485,397
Principal payments on FHLB and other long-term borrowings	(10,861)	(10,357)

Net cash used in financing activities	(403,762)	(8,571)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,924,662	(1,822,512)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,371,636	11,748,655

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,296,298	$9,926,143

Supplemental Disclosures:
Cash Paid for Interest	$1,368,609	$1,150,686
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 AND 2006

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

Cash and Cash equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2007, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2007 and December 31, 2006, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $1,547,548 as of March 31, 2007 which are subject to recourse obligation or credit risk in the amount of $32,143. As of December 31, 2006 the loans sold under this agreement amounted to $1,487,168 and were subject to a recourse obligation or credit risk in the amount of $31,385. The amount of income recognized as of a result of this agreement was $1,682 and $1,522 for the period ending March 31, 2007 and 2006, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 AND 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,279,217 at March 31, 2007, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill and Other Intangible Assets: Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). The goodwill value of $1.6 million is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $22,188 in the three month periods ended March 31, 2007 and 2006. The unamortized balance from the purchase of these core deposit intangible assets is $81,355 and $103,543 at March 31, 2007 and December 31, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $66,563 in 2007 and $14,792 in 2008. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 AND 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,337,054 and $3,307,711 at March 31, 2007 and December 31, 2006, respectively. The face value of the bank-owned life insurance at March 31, 2007 was approximately $9.4 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $39,614 and $32,542 for the three month periods ended March 31, 2007 and 2006, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2007 and 2006, respectively. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2007	2006
Before-tax amount	$462,776	$(640,459)
Tax effect	(174,143)	241,005

Net of tax effect	288,633	(399,454)
Net income as reported	415,396	600,043

Total comprehensive income	$704,029	$200,589

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 AND 2006

(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2007	2006	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Total interest income	$3,380	$3,361	$13,772	$13,128	$13,406	$13,319
Total interest expense	1,322	1,123	4,943	4,070	4,195	4,603
Net interest income	2,058	2,238	8,829	9,058	9,211	8,716
Provision for loan losses	—	—	—	180	300	435
Total other income	277	327	1,433	1,378	1,284	1,346
Total other expenses	1,864	1,814	7,614	7,451	6,747	6,342
Income before income taxes	471	751	2,648	2,804	3,448	3,285
Net income	415	600	2,144	2,262	2,637	2,518

PER SHARE DATA
Net income	$0.27	$0.39	$1.40	$1.48	$1.73	$1.64
Cash dividends declared	0.19	0.19	0.76	0.76	0.76	0.73
Book value per share	16.81	15.62	16.54	15.68	15.67	15.07

AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$120,494	$134,420	$129,997	$144,528	$151,562	$137,826
Investment securities	111,622	109,372	109,533	102,882	110,528	117,758
Deposits - interest bearing	185,445	193,033	190,160	200,902	215,937	217,064
Stockholders’ equity	25,937	25,044	25,416	24,409	23,092	21,884
Total assets	254,796	267,535	262,946	270,500	284,930	277,952

BALANCE SHEET
Investments	$109,929	$110,001	$110,894	$107,998	$106,561	$119,245
Loans	118,967	135,439	120,709	135,214	154,331	146,711
Allowance for loan losses	(2,279)	(2,346)	(2,297)	(2,320)	(2,356)	(2,305)
Other assets	28,108	23,871	25,132	25,321	21,266	20,460

Total Assets	$254,725	$266,965	$254,438	$266,213	$279,802	$284,111

Deposits	$210,833	$218,624	$210,409	$218,817	$236,171	$241,947
Federal funds purchased and repurchase agreements	14,713	19,570	15,240	19,084	15,759	15,089
FHLB borrowings	2,332	2,375	2,343	2,385	2,425	2,464
Long term debt	—	1,000	—	1,000	—	—
Other liabilities	1,156	1,527	1,169	968	1,494	1,580
Stockholders’ equity	25,691	23,869	25,277	23,959	23,953	23,031

Total Liabilities and Stockholders’ equity	$254,725	$266,965	$254,438	$266,213	$279,802	$284,111

SELECTED RATIOS
Return on average assets	0.66%	0.91%	0.82%	0.84%	0.93%	0.91%
Return on average equity	6.49%	9.72%	8.44%	9.27%	11.42%	11.51%
Average equity to average assets	10.18%	9.36%	9.67%	9.02%	8.10%	7.87%
Dividend payout ratio	70.37%	48.72%	54.29%	51.35%	43.93%	44.51%
Loan to Deposit ratio	56.43%	61.95%	57.37%	61.79%	65.35%	60.64%

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

OVERVIEW

The Company reported net income of $415,396 or $.27 per share for the three months ended March 31, 2007 as compared to $600,043 or $.39 per share for the same period during 2006. The decline in net income for the three months ended March 31, 2007 as compared to the same period in 2006 of $184,647 or 30.8% was primarily the result of the decline in net interest income combined with the decline in noninterest income and an increase in noninterest expenses. As compared to the prior year, net interest income fell primarily due to the increase of $198,641 or 17.7% in the interest paid on interest bearing liabilities, offset in part by an increase in interest and dividend income of $18,903 or .6%. Noninterest income decreased primarily due to the loss on sales of investment securities combined with the decline in other operating income, offset in part by the increase in service charges and other fee income. Noninterest expenses rose $50,741 or 2.8% during the three month period ended March 31, 2007 as compared to the same period in 2006 and was primarily due to the increase in salary and employee benefits expense, offset in part by reductions in occupancy expenses and in other operating expenses.

The ROA was .66% for the three months ended March 31, 2007 as compared to .91% for the same period of the prior year. For the three months ended March 31, 2007 compared to March 31, 2006, the ROE was 6.49% and 9.72%, respectively.

In March 2007 the Company’s subsidiary bank announced the closure of its supermarket branch office located in the Kroger store at 1306 Lafayette Avenue, Moundsville, West Virginia as of the close of business on April 23, 2007. Upon closure of the Kroger branch office, these customer accounts will be transferred to the branch office located at 809 Lafayette Avenue, Moundsville, West Virginia.

The Company’s subsidiary bank is in the process of upgrading the interior and exterior of one of its branch facilities to promote brand recognition of “Progressive Bank.” The Woodsdale branch office located in Wheeling, West Virginia is presently under renovation and is expected to be completed during the second quarter of 2007.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2007

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006.

For the three months ended March 31, 2007, net interest income was $2,058,448, a decrease of $179,738 or 8.0%, from the same period in 2006. The decrease in net interest income was primarily due to a decline in average earning assets combined with the decline in the taxable equivalent net yield on earning assets. The average earning assets declined $12.8 million or 5.1% from March 31, 2006 to 2007. The taxable equivalent net yield on earning assets decreased from 3.96% at March 31, 2006 to 3.90% at March 31, 2007.

Interest income increased $18,903 or .6% during the three months ended March 31, 2007 as compared to the same period in 2006 due to an increase of .37% in the average yield on earning assets, offset in part by the decline of $12.8 million in average earning assets. The increase in the average yield was primarily due to an increase in the average yield and an increase in the average balances of investment securities combined with an increase in the average yield on loans, offset in part by a decline in the average loan volume.

During the three month period ended March 31, 2007, interest income on investment securities increased $153,463 or 13.8% as compared to the same period of the prior year. The increase in interest income on investment securities was due to the rise in the yield earned on investment securities combined with the increase in the average balance of investment securities. The taxable equivalent yield on investment securities rose .38%, to 5.11% at March 31, 2007 from 4.73% at December 31, 2006 and increased .53% from March 31, 2006. During the first quarter of 2007, the Company sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the average yield. The average investment securities balances have increased approximately $2.3 million or 2.1% since March 31, 2006.

Interest and fees on loans decreased $138,560 or 6.4%, from the same period in 2006 due to the decline in the average loan volume, partially offset by an increase in the yield on loans. The taxable equivalent yield on loans rose .15%, to 7.14% at March 31, 2007 from 6.99% at December 31, 2006 and increased .32% from March 31, 2006. The average balances on loans declined $13.9 million or 10.4% since March 31, 2006. The decline in loan volume was primarily due to loan payoffs and the decreased demand for quality loans as a result of the higher interest rate environment and the increased competition from other financial institutions and lending companies.

Interest expense increased $198,641 or 17.7% during the three months ended March 31, 2007 as compared to the same period in 2006. The increase in interest expense was primarily due to increases in the average rates paid on interest bearing deposit liabilities which were offset in part by a decline in the average balances. The average rates paid on interest bearing liabilities were up .53%, from 2.11% at March 31, 2006 to 2.64% at March 31, 2007. The rates paid on interest bearing liabilities rose primarily due to the Company’s increase of the interest rates paid on certificates of deposit to meet competitive market pressures in a higher interest rate environment, as well as a change in the deposit mix from savings deposits to certificates of deposit as a result of customers seeking higher yielding deposit products. The average balances of interest bearing liabilities declined $12.8 million or 5.9%, from $215.9 million at March 31, 2006 to $203.1 million at March 31, 2007.

Noninterest Income

Noninterest income decreased $50,292 or 15.4% for the three months ended March 31, 2007 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the loss on sales of investment securities during the first quarter of 2007 partially offset by an increase in service charges and other fee income. Service charges increased $4,317 during the three months ended March 31, 2007, up 2.2%, from the same period in 2006. The increase in service charges primarily resulted from an increase in overdraft fees assessed on deposit accounts as compared to the prior year. During the first quarter of 2007, the Company sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the overall long-term average yield. A loss was incurred related to those sales of investment securities and amounted to $54,673. The Company elected to take the loss in the short-term in order to take advantage of the higher yields offered at the time these investment purchases were made as well as improving the long-term earnings. The Company accounted for securities gains of $483 and securities losses of $54,676 during the three month period ended March 31, 2007 and securities losses of $106 during the three month period ended March 31, 2006.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006. Average balance sheet information for the periods ended March 31, 2007 and 2006 and December 31, 2006 was compiled using the daily averages. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited)						(Unaudited)
	March 31, 2007			December 31, 2006			March 31, 2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$34,313	$364	4.30%	$40,506	$1,577	3.89%	$42,317	$392	3.76%
Mortgage backed securities	53,659	678	5.12%	46,682	2,228	4.77%	44,933	514	4.64%
States and political subdivisions	23,294	217	3.78%	22,003	812	3.69%	21,801	201	3.74%
Other securities	356	4	4.56%	342	40	11.70%	321	2	2.53%

Total Investment securities:	111,622	1,263	4.59%	109,533	4,657	4.25%	109,372	1,109	4.11%
Interest bearing deposits	713	9	5.12%	1,623	83	5.11%	1,017	11	4.39%
Federal funds sold	5,692	72	5.13%	5,701	280	4.91%	6,628	72	4.41%
Loans, net of unearned income	120,494	2,022	6.81%	129,997	8,703	6.69%	134,420	2,161	6.52%
Other earning assets	901	14	6.30%	887	49	5.52%	787	8	4.12%

Total earning assets	239,422	3,380	5.73%	247,741	13,772	5.56%	252,224	3,361	5.40%
Other assets	17,666			17,529			17,649
Allowance for loan losses	(2,292)			(2,324)			(2,338)

Total Assets	$254,796			$262,946			$267,535

LIABILITIES
Time deposits	$96,540	$1,019	4.28%	$92,141	$3,495	3.79%	$87,279	$752	3.49%
Savings deposits	54,092	105	0.79%	61,757	522	0.85%	68,028	150	0.89%
Interest bearing demand deposits	34,813	31	0.36%	36,262	128	0.35%	37,726	30	0.32%
Federal funds purchased and repurchase agreements	15,340	139	3.67%	18,891	656	3.47%	19,467	144	3.00%
FHLB and other long-term borrowings	2,337	28	4.86%	2,753	142	5.16%	3,380	47	5.64%

Total interest bearing liabilities	203,122	1,322	2.64%	211,804	4,943	2.33%	215,880	1,123	2.11%
Demand deposits	24,545			24,537			25,552
Other liabilities	1,192			1,189			1,059

Total Liabilities	228,859			237,530			242,491
STOCKHOLDERS’ EQUITY	25,937			25,416			25,044

Total Liabilities and Stockholders’ Equity	$254,796			$262,946			$267,535

Net yield on earning assets		$2,058	3.49%		$8,829	3.56%		$2,238	3.60%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, respectively. The effect of this adjustment is presented below.

Investment securities	$111,622	$1,407	5.11%	$109,533	$5,178	4.73%	$109,372	$1,236	4.58%
Loans	120,494	2,120	7.14%	129,997	9,087	6.99%	134,420	2,259	6.82%

Total earning assets	$239,422	$3,622	6.14%	$247,741	$14,677	5.92%	$252,224	$3,586	5.77%

Taxable equivalent net yield on earning assets		$2,300	3.90%		$9,734	3.93%		$2,463	3.96%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2007 (Continued)

Noninterest Expense

Noninterest expense increased $50,741 or 2.8% for the three months ended March 31, 2007 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits, offset in part by decreases in net occupancy expense and in other operating expenses.

Salary and employee benefits increased $122,109 or 13.7% during the three months ended March 31, 2007 over the same period in 2006. The increased salary and employee benefit expense in 2007 compared to 2006 was due to the accrual of approximately $30,000 in salaries which are payable in the second quarter of 2007; the hiring of additional personnel to enhance lending development and operations, salary adjustments for key officers, ongoing expenses for purchase of uniforms for bank personnel and normal annual merit adjustments.

Other operating expenses decreased $44,288, or 7.2%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a decrease in directors’ fees, other taxes, service expense and other expenses, offset in part by increased stationery and supplies expense, regulatory assessments, advertising expenses, and postage and transportation expenses.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2007	2006
Directors’ fees	$35,625	42,025
Stationery and supplies	45,326	41,897
Regulatory assessment and deposit insurance	57,799	54,286
Advertising	39,614	32,542
Postage and transportation	49,207	48,627
Other taxes	52,132	52,781
Service expense	104,531	117,475
Other	185,889	224,778

Total	$570,123	$614,411

Income Taxes

Income tax expense for the three month period ended March 31, 2007 was $55,257, decreasing 63.5% compared to the same period in 2006. Income tax expense decreased primarily due to the decrease in pre-taxable income of $280,771, offset by an increase in tax-exempt income of $25,994 during the first three months of 2007 over the same period in 2006. Components of the income tax expense for March 31, 2007 were $33,508 for federal taxes and $21,749 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $1.0 million or .9% from December 31, 2006 to March 31, 2007. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 79.1% of total securities at March 31, 2007, as compared to 80.0% at December 31, 2006. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $643,578 and $1,106,350 at March 31, 2007 and December 31, 2006, respectively. The fair value of securities classified as held to maturity was above book value by $14,723 and $16,386 at March 31, 2007 and December 31, 2006, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Three - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	March 31, 2007	December 31, 2006
Securities held-to-maturity:
Obligations of states and political subdivisions	$973	$973

Total held-to-maturity	973	973

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	31,130	36,197
Obligations of states and political subdivisions	22,489	21,684
Mortgage-backed securities	54,969	51,665
Equity securities	368	375

Total available-for-sale	108,956	109,921

Total	$109,929	$110,894

Table Four - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	(Expressed in thousands) March 31, 2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies	$1,711	$—	$22,162	$(377)	$23,873	$(377)
Obligations of states and political subdivisions	3,372	(7)	7,136	(135)	10,508	(142)
Mortgage-backed securities	6,406	(21)	26,058	(479)	32,464	(500)

Total debt securities	11,489	(28)	55,356	(991)	66,845	(1,019)
Equity securities	—	—	—	—	—	—

Total	$11,489	$(28)	$55,356	$(991)	$66,845	$(1,019)

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Treasury and U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 142 positions that are temporarily impaired at March 31, 2007.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2007 and December 31, 2006 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	March 31, 2007				December 31, 2006
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$2,472	3.62%	$—	—%	$5,051	3.12%
After One But Within Five Years	—	—	28,522	4.39	—	—	30,819	4.37
After Five But Within Ten Years	—	—	132	5.95	—	—	141	5.95
After Ten Years	—	—	4	5.96	—	—	186	5.88

	—	—	31,130	4.34	—	—	36,197	4.21

States & Political Subdivisions
Within One Year	310	6.36	2,098	4.03	310	6.37	1,140	3.97
After One But Within Five Years	663	7.22	4,515	4.45	663	7.23	4,955	4.31
After Five But Within Ten Years	—	—	5,918	5.57	—	—	6,696	5.50
After Ten Years	—	—	9,958	5.84	—	—	8,893	5.76

	973	6.95	22,489	5.32	973	6.96	21,684	5.25
Mortgage-Backed Securities	—	—	54,969	5.11	—	—	51,665	5.07

Equity Securities	—	—	368	5.00	—	—	375	10.80

Total	$973	6.95%	$108,956	4.93%	$973	6.96%	$109,921	4.84%

Assets carried at $40,341,000 and $42,987,000 at March 31, 2007 and December 31, 2006, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, decreased $1.7 million or 1.4% from December 31, 2006 to March 31, 2007. Total loans declined since December 31, 2006 primarily due to decreases in commercial loans, installment loans residential real estate loans offset in part by an increase in other loans. The largest decline in loans since December 31, 2006 was primarily in commercial loans and was attributed to a decreased demand for quality loans due to increased competition from other lending companies and institutions as well as payoffs and paydowns. The outstanding balances in commercial loans were down by $1,412,000 at March 31, 2007 as compared to December 31, 2006.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-three percent (43%) of the loan portfolio. Installment loans comprised ten percent (10%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised eleven percent (11%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2006 were a 1% increase in other loans and a 1% decrease in consumer loans.

Table Six - Loan Portfolio

Loans outstanding are as follows:

(dollars in thousands)	(Unaudited) March 31, 2007	December 31, 2006
Real Estate - residential:
Real estate - construction	$1,157	$1,205
Real estate - farmland	369	378
Real estate - residential	41,293	41,759

	$42,819	$43,342

Commercial:
Real estate-secured by nonfarm nonresidential	$42,982	$44,110
Commercial and industrial	7,935	8,219

	$50,917	$52,329

Installment:
Installment and other loans to individuals	$12,670	$13,473

Other:
Nonrated industrial development obligations	$12,702	$11,655
Other loans	57	88

	$12,759	$11,743

Total	119,165	120,887
Less unearned interest	198	178

	$118,967	$120,709

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$572	$337	$248	$430	$400	$375
Commercial real estate - secured by nonfarm, nonresidential property	1,935	3,306	37,741	1,977	3,247	38,886
Commercial and industrial	2,822	2,864	2,249	2,437	3,390	2,392
Nonrated industrial development obligations	578	2,857	9,267	526	2,944	8,185

Total	$5,907	$9,364	$49,505	$5,370	$9,981	$49,838

The following table presents an analysis of fixed and variable rate loans as of March 31, 2007 and December 31, 2006 along with the contractual maturities of loans other than installment loans and residential mortgages:

	March 31, 2007			December 31, 2006
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,713	$5,534	$8,064	$2,110	$5,804	$8,609
Variable Rates	3,194	3,830	41,441	3,260	4,177	41,229

Total	$5,907	$9,364	$49,505	$5,370	$9,981	$49,838

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

Total non-performing loans were $3,632,000 at March 31, 2007 as compared to $3,383,000 at December 31, 2006. The increase in non-performing loans was primarily due to an increase in non-accrual loans. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,624,000 or 3.1% of total loans outstanding as of March 31, 2007, as compared to $3,380,000 or 2.8% of total loans at December 31, 2006. Non-accrual loans increased during the first quarter of 2007 due to the addition of three new loans. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
	March 31,		December 31, 2006
(dollars in thousands)	2007	2006
Past Due 90 Days or More:
Real estate - residential	$—	$20	$—
Commercial	—	—	—
Installment	8	—	3

	$8	$20	$3

Non-accrual:
Real estate - residential	$938	$165	$958
Commercial	2,682	1,456	2,409
Installment	4	36	13

	$3,624	$1,657	$3,380

Other Real Estate	$—	$79	$—

Total non-performing assets	$3,632	$1,756	$3,383

Total non-performing assets to total loans and other real estate	3.05%	1.30%	2.80%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $18,700, $25,800 and $204,100 for the three months ended March 31, 2007 and 2006 and for the year ended December 31, 2006, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	March 31,		December 31,
(dollars in thousands)	2007	2006	2006
Allowance for loan losses:
Balance at beginning of period:	$2,297	$2,320	$2,320

Loans charged off:
Real estate - residential	—	—	—
Commercial	—	—	18
Installment	19	9	56

	19		9 74
Recoveries:
Real estate - residential	—	—	—
Commercial	—	30	36
Installment	1	5	15

	1		35 51
Net charge-offs	18	(26)	23
Additions charged to operations	—	—	—

Balance at end of period:	$2,279	$2,346	$2,297

Average loans outstanding	$120,494	$134,420	$129,997

Ratio of net charge-offs to average loans outstanding for the period	0.01%	(0.02)%	0.02%
Ratio of the allowance for loan losses to loans outstanding for the period	1.92%	1.73%	1.90%

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

The allowance for loan losses decreased $17,741 or .8%, since December 31, 2006. The allowance for loan losses represented 1.9% of outstanding loans as of March 31, 2007 and at December 31, 2006. Loan charge-offs amounted to $19,193 for the three month period ended March 31, 2007, compared to loan charge-offs of $8,899 for the same period in 2006. There was no provision made to the allowance for loan losses during the first three months of 2007 and 2006. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2006, and the three month period ended March 31, 2007. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) March 31, 2007		December 31,
			2006		2005		2004		2003
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$327	36.0%	$327	35.8%	$327	33.4%	$325	33.5%	$311	36.0%
Commercial	1,483	42.7	1,483	43.3	1,465	44.5	1,520	45.2	1,429	43.0
Installment	448	10.6	466	11.2	507	12.3	490	11.9	544	12.9
Others	21	10.7	21	9.7	21	9.8	21	9.4	21	8.1

Total	$2,279	100.0%	$2,297	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $.4 million or .2% during the first three months of 2007. Since year end the increase in deposits was primarily due to an increase in interest bearing demand deposits and noninterest bearing demand deposits, offset in part by a decline in savings and time deposits. At March 31, 2007, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2006 to March 31, 2007.

Table Eleven - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at March 31, 2007 and December 31, 2006, follows:

	Maturities of Time Deposits
	(Unaudited)
(dollars in thousands)	March 31, 2007	December 31, 2006
Due in 2007	$62,218	$63,047
Due in 2008	9,633	8,945
Due in 2009	10,759	7,651
Due in 2010	8,557	10,971
Due in 2011	5,142	6,413
Due in 2012 and thereafter	17	118

Total	$96,326	$97,145

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $29,202,000 and $28,389,000 at March 31, 2007 and December 31, 2006, respectively. Interest expense on certificates of deposit of $100,000 or more was $341,000 and $215,190 at March 31, 2007 and 2006, respectively.

Table Twelve - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	March 31, 2007	December 31, 2006
Three Months or Less	$4,661	$3,929
Over Three and Less than Six Months	9,144	4,565
Over Six and Less than Twelve Months	6,283	11,544
Over Twelve Months	9,114	8,351

Total	$29,202	$28,389

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2007 and December 31, 2006. Repurchase agreements decreased $527,612 or 3.5%, from December 31, 2006 to March 31, 2007. The decrease in repurchase agreements since year end was primarily due to the reduction in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $2,331,857 and $2,342,718 at March 31, 2007 and December 31, 2006, respectively, with an interest rate of 4.76%. The FHLB borrowings are collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock of the subsidiary bank. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2007.

The Company has an available line of credit in the amount of $1 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjusted on a quarterly basis. The line of credit expires in May 2015. Under the terms of the note, quarterly interest only payments are required until May 2008 and quarterly principal and interest payments are required thereafter. There were no outstanding borrowings under the line of credit at March 31, 2007.

Capital Resources

Stockholders’ equity increased .5% during the three month period ended March 31, 2007 entirely from current earnings after quarterly dividends, and a 1.1% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 10.1% and 9.9% of total assets at March 31, 2007 and December 31, 2006, respectively. The Company paid dividends of $.19 per share during in the three month periods ended March 31, 2007 and 2006.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2007, without approval of the Comptroller of the Currency, of approximately $250,000, plus an additional amount equal to the bank’s net profit for 2007 up to the date of any such dividend declaration.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of March 31, 2007, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2007
Total Capital (to Risk Weighted Assets)	$26,152	18.39%	$11,376	8.0%	$14,220	10.0%
Tier I Capital (to Risk Weighted Assets)	24,375	17.14%	5,688	4.0%	8,532	6.0%
Tier I Capital (to Adjusted Total Assets)	24,375	9.63%	10,123	4.0%	12,654	5.0%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$26,014	18.20%	$11,436	8.0%	$14,296	10.0%
Tier I Capital (to Risk Weighted Assets)	24,227	16.95%	5,718	4.0%	8,577	6.0%
Tier I Capital (to Adjusted Total Assets)	24,227	9.41%	10,301	4.0%	12,876	5.0%

Progressive Bank, N.A.

As of March 31, 2007
Total Capital (to Risk Weighted Assets)	$25,785	18.20%	$11,335	8.0%	$14,169	10.0%
Tier I Capital (to Risk Weighted Assets)	24,008	16.94%	5,668	4.0%	8,502	6.0%
Tier I Capital (to Adjusted Total Assets)	24,008	9.51%	10,102	4.0%	12,628	5.0%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$25,636	18.00%	$11,396	8.0%	$14,245	10.0%
Tier I Capital (to Risk Weighted Assets)	23,849	16.74%	5,698	4.0%	8,547	6.0%
Tier I Capital (to Adjusted Total Assets)	23,849	9.27%	10,287	4.0%	12,859	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $108,956,150 classified as available for sale at March 31, 2007. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $66,845,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2007 was approximately $90.8 million subject to the purchase of additional FHLB stock. At March 31, 2007, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2007. At March 31, 2007 and December 31, 2006, the Company had outstanding loan commitments and unused lines of credit totaling $16,035,000 and $16,268,000, respectively. As of March 31, 2007, management placed a high probability for required funding within one year of approximately $11.6 million. Approximately $3.5 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2007 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.9%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 3.0%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 1A Risk Factors

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2006 for disclosures with respect to risk factors. There have been no material changes since year-end 2006 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3 Defaults Upon Senior Securities

Inapplicable

Item 4 Submission of Matters to Vote of Security Holders

a. Inapplicable

b. Inapplicable

c. Inapplicable

d. Inapplicable

Item 5 Other Information

Inapplicable

Item 6 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On January 4, 2007 a report on Form 8-K was filed which contained an exhibit of the order terminating the Formal Agreement dated December 13, 2006. The Office of the Comptroller of the Currency terminated a formal written agreement dated December 15, 2004 between Progressive Bank, N.A., Wheeling, West Virginia, subsidiary bank of First West Virginia Bancorp, Inc., and the Office of the Comptroller of the Currency.

On March 2, 2007 a report on Form 8-K was filed which contained a press release dated March 1, 2007 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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

Dated: May 7, 2007

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