Form 10-Q
period 2007-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2007-08-10
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of August 7, 2007: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

PART I - Financial Information

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
	(Unaudited)
Cash and due from banks	$4,932,726	$6,650,406
Due from banks - interest bearing	139,486	668,230
Federal funds sold	1,372,000	4,053,000

Total cash and cash equivalents	6,444,212	11,371,636
Investment securities:
Available-for-sale (at fair value)	105,566,424	109,921,387
Held-to-maturity (fair value of $983,737 and $989,241, respectively)	973,292	972,855
Loans	120,572,789	120,709,320
Less allowance for loan losses	(2,221,998)	(2,296,958)

Net loans	118,350,791	118,412,362
Premises and equipment, net	4,541,848	4,334,131
Accrued income receivable	1,240,899	1,263,335
Other intangible assets	59,167	103,543
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,367,354	3,307,711
Other assets	3,576,032	3,106,482

Total assets	$245,764,138	$254,437,561

LIABILITIES
Noninterest bearing deposits:
Demand	$24,403,232	$25,586,509
Interest bearing deposits:
Demand	32,983,595	33,070,271
Savings	53,049,519	54,606,775
Time	93,987,715	97,144,860

Total deposits	204,424,061	210,408,415
Federal funds purchased and securities sold under agreements to repurchase	12,888,827	15,240,158
Federal Home Loan Bank borrowings	2,320,868	2,342,718
Accrued interest payable	596,519	597,457
Other liabilities	467,774	571,859

Total liabilities	220,698,049	229,160,607

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at June 30, 2007 and December 31, 2006	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	13,860,874	13,520,264
Accumulated other comprehensive loss	(1,241,506)	(690,031)

Total stockholders’ equity	25,066,089	25,276,954

Total liabilities and stockholders’ equity	$245,764,138	$254,437,561

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,879,195	$2,074,480	$3,754,898	$4,087,567
Tax-exempt	145,014	144,543	291,347	292,052
Debt securities:
Taxable	1,073,930	967,459	2,119,806	1,887,042
Tax-exempt	209,941	194,200	426,712	383,801
Dividends	9,667	12,828	19,534	17,248
Other interest income	14,133	6,514	27,111	21,052
Federal funds sold	49,877	41,695	122,305	114,010

Total interest and dividend income	3,381,757	3,441,719	6,761,713	6,802,772

INTEREST EXPENSE
Deposits	1,152,825	946,034	2,308,026	1,877,863
Federal funds purchased and repurchase agreements	130,019	159,686	268,504	303,994
FHLB and other long-term borrowings	30,517	41,468	58,339	88,198

Total interest expense	1,313,361	1,147,188	2,634,869	2,270,055

Net interest income	2,068,396	2,294,531	4,126,844	4,532,717
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	2,068,396	2,294,531	4,126,844	4,532,717

NONINTEREST INCOME
Service charges and other fees	245,427	233,903	450,556	434,715
Net gains (losses) on available for sale securities	2,837	44,215	(51,356)	44,109
Other operating income	110,336	104,621	236,057	230,864

Total noninterest income	358,600	382,739	635,257	709,688

NONINTEREST EXPENSE
Salary and employee benefits	965,315	1,103,399	1,977,415	1,993,390
Net occupancy expense of premises	283,679	280,238	565,908	589,547
Other operating expenses	538,711	620,288	1,108,834	1,234,699

Total noninterest expense	1,787,705	2,003,925	3,652,157	3,817,636

Income before income taxes	639,291	673,345	1,109,944	1,424,769
INCOME TAXES	133,269	123,912	188,526	275,293

Net income	$506,022	$549,433	$921,418	$1,149,476

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.33	$0.36	$0.60	$0.75

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2006	1,538,443	$7,692,215	$4,982,606	$13,520,264	$(228,100)	$(690,031)		$25,276,954
Comprehensive income:
Net income	—	—	—	921,418	—	—	$921,418	921,418
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(551,475)	(551,475)	(551,475)

Comprehensive income							$369,943

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2007	1,538,443	$7,692,215	$4,982,606	$13,860,874	$(228,100)	$(1,241,506)		$25,066,089

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629
Comprehensive income:
Net income	—	—	—	1,149,476	—	—	$1,149,476	1,149,476
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(865,883)	(865,883)	(865,883)

Comprehensive income							$283,593

Cash dividend ($.38 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2006	1,538,443	$7,692,215	$4,982,606	$13,106,724	$(228,100)	$(1,892,031)		$23,661,414

			For the Six Months Ended June 30,
			2007	2006
Disclosure of reclassification amount, net of tax:
Unrealized holding losses arising during the period			$(583,506)	$(838,372)
Less reclassification adjustment for gains (losses) included in net income			(32,031)	27,511

Net unrealized losses on securities			$(551,475)	$(865,883)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$921,418	$1,149,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation and amortization	199,527	221,630
Amortization of investment securities, net	(122,516)	(6,597)
Investment security (gains) losses	51,356	(44,109)
Increase in cash surrender value of bank-owned life insurance	(59,643)	(55,210)
Decrease in interest receivable	22,436	4,565
Increase in interest payable	(938)	(5,710)
Other, net	(240,909)	(274,351)

Net cash provided by operating activities	770,731	989,694

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	57,770	4,744,630
Proceeds from sales of securities available-for-sale	6,158,021	336,321
Proceeds from maturities of securities available-for-sale	128,597,219	54,010,598
Principal collected on mortgage-backed securities	4,551,321	5,101,208
Purchases of securities available-for-sale	(135,765,076)	(59,069,463)
Recoveries on loans previously charged-off	3,801	38,202
Purchases of premises and equipment	(362,868)	(53,943)

Net cash provided by investing activities	3,240,188	5,107,553

FINANCING ACTIVITIES
Net decrease in deposits	(5,984,354)	(9,014,806)
Dividends paid	(580,808)	(580,808)
Increase (decrease) in short-term borrowings	(2,351,331)	1,847,065
Principal payments on FHLB and other long-term borrowings	(21,850)	(1,020,837)

Net cash used in financing activities	(8,938,343)	(8,769,386)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,927,424)	(2,672,139)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	11,371,636	11,748,655

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$6,444,212	$9,076,516

Supplemental Disclosures:
Cash Paid for Interest	$2,635,807	$2,275,766
Cash Paid for Income Taxes	$264,076	$260,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 AND 2006

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

Nature of Operations and Basis of Presentation: First West Virginia Bancorp, Inc. (the “Company”) is a West Virginia Company. The Company provides a variety of banking services to individuals and businesses through the branch network of its affiliate bank (the “Bank”). The Bank operates nine full service branches located in Wheeling (3), Wellsburg, Moundsville, New Martinsville, Buckhannon, and Weston, West Virginia and Bellaire, Ohio. Primary deposit products consist of checking accounts, savings accounts, and certificates of deposit. Primary lending products consist of commercial and residential real estate loans, consumer loans, and business loans.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2007, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2007 and December 31, 2006, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $1,870,479 as of June 30, 2007 which are subject to recourse obligation or credit risk in the amount of $40,510. As of December 31, 2006 the loans sold under this agreement amounted to $1,487,168 and were subject to a recourse obligation or credit risk in the amount of $31,385. The amount of income recognized as of a result of this agreement was $4,569 and $3,928 for the period ending June 30, 2007 and 2006, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 AND 2006

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,221,998 at June 30, 2007, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $22,188 in the three month periods ended June 30, 2007 and 2006. The unamortized balance from the purchase of these core deposit intangible assets is $59,167 and $103,543 at June 30, 2007 and December 31, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $44,375 in 2007 and $14,792 in 2008. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

June 30, 2007 AND 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,367,354 and $3,307,711 at June 30, 2007 and December 31, 2006, respectively. The face value of the bank-owned life insurance at June 30, 2007 was approximately $9.2 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $60,077 and $25,328 for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006 advertising expenses amounted to $99,692 and $57,870, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2007 and June 30, 2006. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Before-tax amount	$(1,346,975)	$(747,841)	$(884,199)	$(1,388,300)
Tax effect	506,867	281,412	332,724	522,417

Net of tax effect	(840,108)	(466,429)	(551,475)	(865,883)
Net income as reported	506,022	549,433	921,418	1,149,476

Total comprehensive income	$(334,086)	$83,004	$369,943	$283,593

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 AND 2006

(Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,		Years ended December 31,
	2007	2006	2007	2006	2006	2005	2004
SUMMARY OF OPERATIONS
Total interest income	$3,381	$3,442	$6,762	$6,803	$13,772	$13,128	$13,406
Total interest expense	1,313	1,147	2,635	2,270	4,943	4,070	4,195
Net interest income	2,068	2,295	4,127	4,533	8,829	9,058	9,211
Provision for loan losses	—	—	—	—	—	180	300
Total other income	359	383	635	710	1,433	1,378	1,284
Total other expenses	1,788	2,004	3,652	3,817	7,614	7,451	6,747
Income before income taxes	639	673	1,110	1,425	2,648	2,804	3,448
Net income	506	549	921	1,149	2,144	2,262	2,637
PER SHARE DATA
Net income	$0.33	$0.36	$0.60	$0.75	$1.40	$1.48	$1.73
Cash dividends declared	0.19	0.19	0.38	0.38	0.76	0.76	0.76
Book value per share	16.40	15.48	16.40	15.48	16.54	15.68	15.67
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$119,517	$133,690	$120,003	$134,053	$129,997	$144,528	$151,562
Investment securities	111,415	109,213	111,518	109,292	109,533	102,882	110,528
Deposits - interest bearing	183,229	189,559	184,330	191,286	190,160	200,902	215,937
Stockholders’ equity	26,078	25,270	25,993	25,158	25,416	24,409	23,092
Total assets	251,979	262,563	253,365	265,035	262,946	270,500	284,930
SELECTED RATIOS
Return on average assets	0.81%	0.84%	0.73%	0.87%	0.82%	0.84%	0.93%
Return on average equity	7.78%	8.71%	7.15%	9.21%	8.44%	9.27%	11.42%
Average equity to average assets	10.35%	9.62%	10.26%	9.49%	9.67%	9.02%	8.10%
Dividend payout ratio	57.58%	52.78%	63.33%	50.67%	54.29%	51.35%	43.93%
Loan to Deposit ratio	58.98%	62.17%	58.98%	62.17%	57.37%	61.79%	65.35%

	(Unaudited) June 30,		December 31,
	2007	2006	2006	2005	2004
BALANCE SHEET
Investments	$106,540	$106,282	$110,894	$107,998	$106,561
Loans	120,573	130,437	120,709	135,214	154,331
Allowance for loan losses	(2,222)	(2,325)	(2,297)	(2,320)	(2,356)
Other assets	20,873	23,349	25,132	25,321	21,266

Total Assets	$245,764	$257,743	$254,438	$266,213	$279,802

Deposits	$204,424	$209,803	$210,409	$218,817	$236,171
Federal funds purchased and repurchase agreements	12,889	20,931	15,240	19,084	15,759
FHLB borrowings	2,321	2,364	2,343	2,385	2,425
Long term debt	—	—	—	1,000	—
Other liabilities	1,064	984	1,169	968	1,494
Stockholders’ equity	25,066	23,661	25,277	23,959	23,953

Total Liabilities and Stockholders’ equity	$245,764	$257,743	$254,438	$266,213	$279,802

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

OVERVIEW

The Company reported net income of $921,418 or $.60 per share for the six months ended June 30, 2007 compared to $1,149,476 or $.75 per share for the same period during 2006. The decline in net income for the six months ended June 30, 2007 as compared to the same period in 2006 of $228,058 or 19.8.% was primarily the result of the decline in net interest income and in noninterest income, offset in part by the decrease in noninterest expenses. As compared to the same period in the prior year, net interest income fell primarily due to the increase of $364,814 or 16.1% in the interest expense paid on interest bearing liabilities combined with the decline in the average volume of loans, offset in part by the increase in income earned on investment securities. Noninterest income decreased primarily due to the decline in the gain on sales of investment securities, offset in part by the increase in service charges and other fee income combined with the increase in other operating income. Noninterest expenses declined $165,479 or 4.3% during the six month period ended June 30, 2007 as compared to the same period in 2006 due to the decreases in salary and employee benefits expense, occupancy expenses and in other operating expenses.

For the second quarter of 2007, net income was $506,022 or $.33 per share as compared to $549,433 or $.36 per share for the same period in 2006. The decrease in earnings of $43,411 or 7.9% was primarily due to decreases in net interest income and noninterest income, offset in part by the decrease in noninterest expenses. Net interest income decreased $226,135 or 9.9% primarily due to the decrease in the interest earned on loans combined with the increase in the interest paid on interest bearing liabilities, offset in part by the increases in the average yield earned and in the average balances of investment securities. The decrease in noninterest income was primarily due to the decrease in the gains on sales of investment securities, offset in part by the increase in service charges and other fee income combined with the increase in other operating income. Noninterest expenses decreased $216,220 or 10.8% during the three month period ended June 30, 2007 as compared to the same period in 2006 primarily due to the decreases in salary and employee benefits expense combined with the reduction in other operating expenses, offset in part by the increase in occupancy expenses. The ROA was .81% for the three months ended June 30, 2007 as compared to .84% for the same period of the prior year. For the three months ended June 30, 2007 compared to June 30, 2006, the ROE was 7.78% and 8.71%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The Company ended the second quarter of 2007 with total assets of $245,764,138. Total deposits decreased by $5,984,354, or 2.8% since December 31, 2006 and was primarily due to decreases in noninterest bearing demand deposits, savings deposits and time deposits. The allowance for loan losses amounted to $2,221,998 or 1.8% of total loans at June 30, 2007. Non-performing assets were $3,803,000 at June 30, 2007, as compared to $3,383,000 at December 31, 2006. The increase in non-performing assets was primarily due to the increases in loans placed in nonaccrual and in loans past due 90 days or more during the first six months of 2007.

The Company’s subsidiary bank, Progressive Bank, N.A. officially closed its supermarket branch office which was located in the Kroger store at 1306 Lafayette Avenue, Moundsville, West Virginia as of the close of business on April 23, 2007. The Kroger branch office customer accounts were transferred to the branch office located at 809 Lafayette Avenue, Moundsville, West Virginia.

The Company’s subsidiary bank is in the process of upgrading the interior and exterior of one of its branch facilities to promote brand recognition of “Progressive Bank.” Exterior renovations have been completed at the Woodsdale branch office located in Wheeling, West Virginia and the interior is presently under renovation and is expected to be completed during the third quarter of 2007.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

EARNINGS ANALYSIS - For the six months ended June 30, 2007

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006.

For the six months ended June 30, 2007, net interest income was $4,126,844, a decrease of $405,873 or 9.0%, from the same period in 2006. The decrease in net interest income was primarily due to the decline in average earning assets combined with the decline in the taxable equivalent net yield on earning assets. The average earning assets declined approximately $12.0 million or 4.8% from June 30, 2006 to 2007. The taxable equivalent net yield on earning assets decreased from 4.02% at June 30, 2006 to 3.90% at June 30, 2007. Interest income decreased $41,059 or .6% during the six months ended June 30, 2007 as compared to the same period in 2006 due to the decrease in the average earning assets, offset in part by the increase in the average yield on earning assets. The increase in the average yield was primarily due to an increase in the average yield and an in the average balance of investment securities combined with an increase in the average yield on loans, offset in part by a decline in the average volume of loans.

Interest income on investment securities during the first six months of 2007 increased $275,675 or 12.1% as compared to the same period of the prior year. The rise in interest income on investment securities during the first six months of 2007 was primarily due to an increase in the average yield earned combined with an increase in the average balance of investment securities. During the first quarter of 2007, the Company sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the average yield. The taxable equivalent yield on investment securities rose .39% in 2007, from 4.73% at December 31, 2006 to 5.12% at June 30, 2007. The average investment securities balances have increased approximately $2.2 million or 2.0% since June 30, 2006.

Interest and fees on loans decreased $333,374 or 7.6%, from the same period in 2006. The decline in interest and fees on loans during the six month period ended June 30, 2007 was primarily due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average loan volume decreased $10.0 million or 7.7% in 2007. The taxable equivalent yield on loans increased .14% in 2007 from 6.99% at December 31, 2006 to 7.13% at June 30, 2007 The decline in loan volume was primarily due to loan payoffs and the decreased demand for quality loans as a result of the higher interest rate environment and the increased competition from other financial institutions and lending companies.

During the six months ended June 30, 2007, interest expense increased $364,814 or 16.1% as compared to the same period in 2006. Increases in the average volume and the average yield on time deposits combined with the increase in the average yield on repurchase agreements, offset in part by decreases in the average volume and average yield of savings deposits, interest bearing demand deposits and Federal Home Loan Bank borrowings and long term debt and the decrease in the average volume of repurchase agreements contributed to the increase in interest expense during the six month period ended June 30, 2007. The average yield paid on interest bearing liabilities increased .31%, from 2.33% at December 31, 2006 to 2.64% at June 30, 2007.

Noninterest Income

Noninterest income decreased $74,431 or 10.5% for the six months ended June 30, 2007 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in gains on sales of investment securities, offset in part by increases in service charges and other fee income and in other operating income. Service charges and other fees increased $15,841 during the six months ended June 30, 2007, up 3.6%, from the same period in 2006. Service charges and other fees rose primarily due to an increase in overdraft fees assessed on deposit accounts.

The Company and its subsidiary bank accounted for securities gains of $6,571 and securities losses of $57,927 during the six month period ended June 30, 2007 and securities gains of $65,341 and securities losses of $21,232 during the period ended June 30, 2006.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006. Average balance sheet information for the periods ended June 30, 2007 and 2006 and December 31, 2006 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the six months ended June 30, 2007			December 31, 2006			For the six months ended June 30, 2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$32,863	$702	4.31%	$40,506	$1,577	3.89%	$41,572	$780	3.78%
Mortgage backed securities	54,801	1,393	5.13%	46,682	2,228	4.77%	45,441	1,055	4.68%
States and political subdivisions	23,501	443	3.80%	22,003	812	3.69%	21,963	406	3.73%
Other securities	353	9	5.14%	342	40	11.70%	316	30	19.14%

Total Investment securities:	111,518	2,547	4.61%	109,533	4,657	4.25%	109,292	2,271	4.19%
Interest bearing deposits	753	20	5.36%	1,623	83	5.11%	615	14	4.59%
Federal funds sold	4,679	122	5.26%	5,701	280	4.91%	5,020	114	4.58%
Loans, net of unearned income	120,003	4,046	6.80%	129,997	8,703	6.69%	134,053	4,380	6.59%
Other earning assets	924	27	5.89%	887	49	5.52%	854	24	5.67%

Total earning assets	237,877	6,762	5.73%	247,741	13,772	5.56%	249,834	6,803	5.49%
Other assets	17,762			17,529			17,539
Allowance for loan losses	(2,274)			(2,324)			(2,338)

Total Assets	$253,365			$262,946			$265,035

LIABILITIES
Time deposits	$96,080	$2,038	4.28%	$92,141	$3,495	3.79%	$87,407	$1,530	3.53%
Savings deposits	53,686	210	0.79%	61,757	522	0.85%	66,440	291	0.88%
Interest bearing demand deposits	34,564	60	0.35%	36,262	128	0.35%	37,439	57	0.31%
Federal funds purchased and repurchase agreements	14,894	272	3.68%	18,891	656	3.47%	19,238	307	3.22%
FHLB and other long-term borrowings	2,332	55	4.76%	2,753	142	5.16%	3,159	85	5.43%

Total interest bearing liabilities	201,556	2,635	2.64%	211,804	4,943	2.33%	213,683	2,270	2.14%
Demand deposits	24,623			24,537			25,113
Other liabilities	1,193			1,189			1,081

Total Liabilities	227,372			237,530			239,877
STOCKHOLDERS’ EQUITY	25,993			25,416			25,158

Total Liabilities and Stockholders’ Equity	$253,365			$262,946			$265,035

Net yield on earning assets		$4,127	3.50%		$8,829	3.56%		$4,533	3.66%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006, respectively. The effect of this adjustment is presented below.

Investment securities	$111,518	$2,831	5.12%	$109,533	$5,178	4.73%	$109,292	$2,527	4.66%
Loans	120,003	4,240	7.13%	129,997	9,087	6.99%	134,053	4,574	6.88%

Total earning assets	$237,877	$7,240	6.14%	$247,741	$14,677	5.92%	$249,834	$7,253	5.85%

Taxable equivalent net yield on earning assets		$4,605	3.90%		$9,734	3.93%		$4,983	4.02%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2007 (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2007, other operating income increased $5,193 or 2.3% compared to the same period in 2006. The increase in other operating income during the six month period ended June 30, 2007 as compared to the same period in the prior year was primarily due to increases in ATM fees, in earnings related to the cash surrender value of the bank owned life insurance on its key officers, in credit life commissions and in miscellaneous income, partially offset by declines in sales of checkbooks and in utility bill and collection fees.

Noninterest Expense

Noninterest expense decreased $165,479 or 4.3% for the six months ended June 30, 2007 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in other operating expenses, salary and employee benefits and net occupancy expense of premises.

Salary and employee benefits decreased $15,975 or .8% during the six months ended June 30, 2007 over the same period in 2006. The decreased salary and employee benefit expense in 2007 compared to 2006 was primarily due to the reduction in employee benefit expenses related to deferred compensation expenses, offset in part by normal annual merit adjustments. Net cccupancy expenses of premises declined $23,639 or 4.0% during the six months ended June 30, 2007 compared to the same period in 2006. Decreased furniture and fixture expenses and property insurance costs, offset in part by increased occupancy expenses primarily contributed to the increase in 2007 as compared to 2006.

Other operating expense decreased $125,865, or 10.2%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a reduction in regulatory assessments, other expenses, stationery and supplies expenses, other taxes, service expenses, directors’ fees, and postage and transportation expenses, offset in part by an increase in advertising expenses.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2007	2006
Directors’ fees	$67,725	$78,175
Stationery and supplies	73,626	93,979
Regulatory assessment and deposit insurance	54,056	107,995
Advertising	99,692	57,870
Postage and transportation	92,847	98,445
Other taxes	93,695	108,601
Service expense	226,470	241,252
Other	400,723	448,382

Total	$1,108,834	$1,234,699

Income Taxes

Income tax expense for the six month period ended June 30, 2007 was $188,526, decreasing 31.5% compared to the same period in 2006. Income tax expense decreased primarily due to the decrease in pre-taxable income of $314,825 combined with an increase in tax-exempt income during the first six months of 2007 over the same period in 2006. Components of the income tax expense for June 30, 2007 were $151,633 for federal taxes and $36,893 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006.

EARNINGS ANALYSIS - For the three months ended June 30, 2007

Net Interest Income

For the three months ended June 30, 2007, net interest income was $2,068,396, decreasing $226,135 or 9.9%, from the same period in 2006. The decrease in net interest income was primarily due to a decline in average earning assets combined with the decline in the taxable equivalent net yield on earning assets. The average earning assets declined $11.1 million or 4.5% from June 30, 2006 to 2007. The taxable equivalent net yield on earnings assets decreased from 4.08% at June 30, 2006 to 3.91% at June 30, 2007. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2007 and 2006.

Interest income decreased $59,962 or 1.7% during the second quarter of 2007 compared to the same period in 2006. The decrease in net interest income was primarily due to the decline in average earning assets, offset in part by an increase in the average yield of earning assets. The increase in the average yield was primarily due to an increase in the average yield and an increase in the average balances of investment securities combined with an increase in the average yield on loans, offset in part by a decline in the average loan volume.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2007 and 2006. Average balance sheet information for the periods ended June 30, 2007 and 2006 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2007 and 2006.

	(Unaudited)			(Unaudited)
	For the three months ended June 30, 2007			For the three months ended June 30, 2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$31,430	$338	4.31%	$40,835	$388	3.81%
Mortgage backed securities	55,930	715	5.13%	45,944	541	4.72%
Obligations of states and political subdivisions	23,704	226	3.82%	22,123	205	3.72%
Other securities	351	4	4.57%	311	28	36.11%

Total Investment securities:	111,415	1,283	4.62%	109,213	1,162	4.27%
Interest bearing deposits	795	11	5.55%	217	3	5.55%
Federal funds sold	3,677	50	5.45%	3,430	42	4.91%
Loans, net of unearned income	119,517	2,024	6.79%	133,690	2,219	6.66%
Other earning assets	946	13	5.51%	920	16	6.98%

Total earning assets	236,350	3,381	5.74%	247,470	3,442	5.58%
Other assets	17,886			17,431
Allowance for loan losses	(2,257)			(2,338)

Total Assets	$251,979			$262,563

LIABILITIES
Time deposits	$95,624	$1,020	4.28%	$87,535	$778	3.56%
Savings deposits	53,286	104	0.78%	64,869	141	0.87%
Interest bearing demand deposits	34,319	29	0.34%	37,155	27	0.29%
Federal funds purchased and repurchase agreements	14,453	133	3.69%	19,011	162	3.42%
FHLB and other long-term borrowings	2,326	27	4.66%	2,941	39	5.32%

Total interest bearing liabilities	200,008	1,313	2.63%	211,511	1,147	2.18%
Demand deposits	24,699			24,680
Other liabilities	1,194			1,102

Total Liabilities	225,901			237,293
STOCKHOLDERS’ EQUITY	26,078			25,270

Total Liabilities and Stockholders’ Equity	$251,979			$262,563

Net yield on earning assets		$2,068	3.51%		$2,295	3.72%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2007 and 2006, respectively. The effect of this adjustment is presented below.

Investment securities	$111,415	$1,424	5.13%	$109,213	$1,291	4.74%
Loans	119,517	2,121	7.12%	133,690	2,315	6.95%

Total earning assets	$236,350	$3,619	6.14%	$247,470	$3,667	5.94%

Taxable equivalent net yield on earning assets		$2,306	3.91%		$2,520	4.08%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2007

Net Interest Income (continued)

Interest income on investment securities increased $122,212 or 10.5% during the second quarter of 2007 compared to the same period of the prior year. The increase in interest income on investment securities was due to the rise in the average yield earned combined with an increase in the average volume. The taxable equivalent yield earned on investment securities rose .39%, to 5.13% for the three months ended June 30, 2007 as compared to 4.74% for the same period in 2006.

Interest and fees on loans decreased $194,814 or 8.8% for the three month period ended June 30, 2007 as compared to the same period in 2006 due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average balances on loans declined $14.2 million or 10.6% since June 30, 2006. The decline in loan volume was primarily due to loan payoffs and the decreased demand for quality loans as a result of the higher interest rate environment and the competition from other financial institutions and lending companies. The taxable equivalent yield on loans rose .13%, to 7.12% at June 30, 2007 from 6.99% at December 31, 2006 and increased .17% from June 30, 2006.

Interest expense paid on deposit liabilities increased $166,173 or 14.5% during the three months ended June 30, 2007 as compared to the same period in 2006. Overall increases in the interest expense paid on deposit liabilities was attributable to the increase in the average yield paid, offset in part by the decline in the average balances. Specifically, increases in the average balance and yield on time deposits combined with the increase in the average yield on repurchase agreements, offset in part by decreases in the in the average balances of repurchase agreements and in the average balances and the average yield of savings deposits contributed to the increase in interest expense during the three month period ended June 30, 2007. The average yield paid on interest bearing liabilities were up .45%, from 2.18% at June 30, 2006 to 2.63% at June 30, 2007. The average yields paid on deposit liabilities was the result of the Company’s increase in the interest rates paid on deposit products to meet competitive market pressures primarily on certificates of deposit combined with the change in the deposit mix from savings deposits to certificates of deposit as a result of customers seeking higher yielding deposit products. The average volume of interest bearing liabilities declined $11.5 million or 5.4%, from $211.5 million at June 30, 2006 to $200.0 million at June 30, 2007.

Noninterest Income

Noninterest income decreased $24,139 or 6.3% for the three months ended June 30, 2007 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in gains on sales of investment securities, offset in part by increases in service charges and other fee income combined with the increase in other operating income.

Service charges increased $11,524 during the three months ended June 30, 2007, up 4.9%, from the same period in 2006. The increase in service charges primarily resulted from the overdraft protection program.

The Company accounted for securities gains of $6,088 and securities losses of $3,251 during the three month period ended June 30, 2007 and securities gains of $65,341 and securities losses of $21,126 during the same period in 2006.

For the second quarter of 2007, other operating income increased $5,715 or 5.5% as compared to same period of the prior year. The increase in other operating income during the three month period ended June 30, 2007 as compared to the same period in the prior year was primarily due to increases in ATM fees, in earnings related to the cash surrender value of the bank owned life insurance on its key officers and in credit life commissions, partially offset by declines in sales of checkbooks and in utility bill and collection fees.

Noninterest Expense

Noninterest expense decreased $216,220 or 10.8% for the three months ended June 30, 2007 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in salary and employee benefits and in other operating expenses, offset in part by an increase in occupancy expenses of premises.

Salary and employee benefits decreased $138,084 or 12.5% during the three months ended June 30, 2007 over the same period in 2006. The decrease in salary and employee benefit expense in 2007 compared to 2006 was primarily due to the reduction in employee benefit expenses related to deferred compensation expenses. Additionally, salaries were higher during the second quarter of 2006 as compared to 2007 due to the change from monthly to bi-weekly payments for its salaried personnel due to the timing of the payments.

Other operating expense decreased $81,577, or 13.2%, compared to the same period of the prior year. The decline in other operating expenses during the three month period ended June 30, 2007 as compared to 2006 was attributable primarily due to the decreases in regulatory assessments, director fees, postage and transportation expenses, other taxes, stationery and supplies expenses, service expense and other expenses which were offset in part by an increase in advertising expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2007	2006
Directors’ fees	$32,100	$36,150
Stationery and supplies	28,300	52,082
Regulatory assessment and deposit insurance	(3,744)	53,708
Advertising	60,077	25,328
Postage and transportation	43,641	49,819
Other taxes	41,564	55,819
Service expense	121,939	123,776
Other	214,834	223,606

Total	$538,711	$620,288

Income Taxes

Income tax expense for the three month period ended June 30, 2007 was $133,269, increasing 7.6% compared to the same period in 2006. Income tax expense increased primarily due to the increase in tax exempt income during the three month period ended June 30, 2007 over the same period in 2006. Components of the income tax expense for the three months ended June 30, 2007 were $118,125 for federal taxes and $15,144 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $4.4 million or 3.9% from December 31, 2006 to June 30, 2007. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 79.2% of total securities at June 30, 2007, as compared to 80.0% at December 31, 2006. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $1,990,550 and $1,106,350 at June 30, 2007 and December 31, 2006, respectively. The fair value of securities classified as held to maturity was above book value by $10,445 and $16,386 at June 30, 2007 and December 31, 2006, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	June 30, 2007	December 31, 2006
Securities held-to-maturity:
Obligations of states and political subdivisions	$973	$973

Total held-to-maturity	973	973

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	29,013	36,197
Obligations of states and political subdivisions	22,191	21,684
Mortgage-backed securities	53,999	51,665
Equity securities	364	375

Total available-for-sale	105,567	109,921

Total	$106,540	$110,894

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	(Expressed in thousands) June 30, 2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies
	$5,834	$(20)	$22,089	$(456)	$27,923	$(476)
Obligations of states and political subdivisions
	11,568	(262)	6,952	(175)	18,520	(437)
Mortgage-backed securities	26,903	(374)	24,166	(771)	51,069	(1,145)

Total debt securities	44,305	(656)	53,207	(1,402)	97,512	(2,058)
Equity securities	—	—	—	—	—	—

Total	$44,305	$(656)	$53,207	$(1,402)	$97,512	$(2,058)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 182 positions that are temporarily impaired at June 30, 2007.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2007 and December 31, 2006 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	June 30, 2007				December 31, 2006
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S.
Government Agencies
Within One Year	$—	—%	$2,974	3.72%	$—	—%	$5,051	3.12%
After One But Within Five Years	—	—	25,922	4.34	—	—	30,819	4.37
After Five But Within Ten Years	—	—	112	5.95	—	—	141	5.95
After Ten Years	—	—	5	5.97	—	—	186	5.88

	—	—	29,013	4.28	—	—	36,197	4.21
States & Political Subdivisions
Within One Year	475	6.74	2,197	3.59	310	6.37	1,140	3.97
After One But Within Five Years	498	7.15	4,657	4.44	663	7.23	4,955	4.31
After Five But Within Ten Years	—	—	6,063	5.68	—	—	6,696	5.50
After Ten Years	—	—	9,274	6.03	—	—	8,893	5.76

	973	6.95	22,191	5.36	973	6.96	21,684	5.25
Mortgage - Backed Securities	—	—	53,999	5.11	—	—	51,665	5.07
Equity Securities	—	—	364	4.94	—	—	375	10.80

Total	$973	6.95%	$105,567	4.93%	$973	6.96%	$109,921	4.84%

Assets carried at $41,081,000 and $42,987,000 at June 30, 2007 and December 31, 2006, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, decreased $.1 million or .1% from December 31, 2006 to June 30, 2007. The volume of loans has been relatively flat since year end. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-eight percent (38%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-one percent (41%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2006 were a 2% increase in real estate residential loans and a 2% decrease in commercial loans.

Table Seven - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	June 30, 2007	December 31, 2006
Real Estate - residential:
Real estate - construction	$1,769	$1,205
Real estate - farmland	360	378
Real estate - residential	43,295	41,759

	$45,424	$43,342

Commercial:
Real estate-secured by nonfarm nonresidential	$42,395	$44,110
Commercial and industrial	7,316	8,219

	$49,711	$52,329

Installment:
Installment and other loans to individuals	$13,072	$13,473

Other:
Nonrated industrial development obligations	$12,498	$11,655
Other loans	61	88

	$12,559	$11,743

Total	120,766	120,887
Less unearned interest	193	178

	$120,573	$120,709

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2007 and December 31, 2006 :

(dollars in thousands	June 30, 2007			December 31, 2006
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$251	$355	$1,163	$430	$400	$375
Commercial real estate - secured by nonfarm, nonresidential property	1,808	3,238	37,349	1,977	3,247	38,886
Commercial and industrial	2,504	2,194	2,618	2,437	3,390	2,392
Nonrated industrial development obligations	636	3,026	8,836	526	2,944	8,185

Total	$5,199	$8,813	$49,966	$5,370	$9,981	$49,838

The following table presents an analysis of fixed and variable rate loans as of June 30, 2007 and December 31, 2006 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	June 30, 2007			December 31, 2006
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,752	$5,286	$7,320	$2,110	$5,804	$8,609
Variable Rates	2,447	3,527	42,646	3,260	4,177	41,229

Total	$5,199	$8,813	$49,966	$5,370	$9,981	$49,838

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in Table Nine.

Total non-performing loans were $3,803,000 at June 30, 2007 as compared to $3,383,000 at December 31, 2006. The increase in non-performing loans was primarily due to an increase in non-accrual loans combined with the increase in loans past due 90 days or more. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,697,000 or 3.1% of total loans outstanding as of June 30, 2007, as compared to $3,380,000 or 2.8% of total loans at December 31, 2006. Non-accrual loans increased during the first six months of 2007 due to the addition of three new loans. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
(dollars in thousands)	June 30,		December 31,
	2007	2006	2006
Past Due 90 Days or More:
Real estate - residential	$66	$—	$—
Commercial	—	—	—
Installment	2	1	3
Other loans	15	—	—

	$83	$1	$3

Non-accrual:
Real estate - residential	$852	$164	$958
Commercial	2,841	1,394	2,409
Installment	4	19	13

	$3,697	$1,577	$3,380

Other Real Estate	$23	$53	$—

Total non-performing assets	$3,803	$1,631	$3,383

Total non-performing assets to total loans and other real estate	3.15%	1.25%	2.80%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $87,300, $51,600 and $204,100 for the six months ended June 30, 2007 and 2006 and for the year ended December 31, 2006, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten

Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	June 30,		December 31,
	2007	2006	2006
Allowance for loan losses:
Balance at beginning of period:	$2,297	$2,320	$2,320
Loans charged off:
Real estate - residential	29	—	—
Commercial	31	—	18
Installment	19	33	56

	79	33	74
Recoveries:
Real estate - residential	—	—	—
Commercial	2	30	36
Installment	2	8	15

	4	38	51
Net loan charge-offs (recoveries)	75	(5)	23
Additions charged to operations	—	—	—

Balance at end of period:	$2,222	$2,325	$2,297

Average loans outstanding	$120,003	$134,053	$129,997

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.06%	0.00%	0.02%
Ratio of the allowance for loan losses to loans outstanding for the period	1.84%	1.78%	1.90%

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (continued)

The allowance for loan losses represented 1.8% and 1.9% of outstanding loans as of June 30, 2007 and December 31, 2006, respectively. Net loan charge-offs amounted to $74,960 for the six month period ended June 30, 2007, compared to net loan recoveries of $5,288 for the same period in 2006. There was no provision made to the allowance for loan losses during the six month periods ended June 30, 2007 and June 30, 2006. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for loan losses at each of the four year periods ended December 31, 2006, and the six month period ended June 30, 2007. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited)
	June 30,		December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$298	37.6%	$327	35.8%	$327	33.4%	$325	33.5%	$311	36.0%
Commercial	1,454	41.2	1,483	43.3	1,465	44.5	1,520	45.2	1,429	43.0
Installment	449	10.8	466	11.2	507	12.3	490	11.9	544	12.9
Others	21	10.4	21	9.7	21	9.8	21	9.4	21	8.1

Total	$2,222	100.0%	$2,297	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $6.0 million or 2.8% during the first six months of 2007. Since year end the decrease in deposits was primarily due to decreases in interest bearing demand deposits, noninterest bearing demand deposits, savings deposits and time deposits. At June 30, 2007, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2006 to June 30, 2007.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at June 30, 2007 and December 31, 2006, follows:

(dollars in thousands)	Maturities of Time Deposits
	(Unaudited)
	June 30, 2007	December 31, 2006
Due in 2007	$41,639	$63,047
Due in 2008	23,427	8,945
Due in 2009	8,153	7,651
Due in 2010	11,233	10,971
Due in 2011	6,537	6,413
Due in 2012 and thereafter	2,998	118

Total	$93,987	$97,145

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $27,268,000 and $28,389,000 at June 30, 2007 and December 31, 2006, respectively. Interest expense on certificates of deposit of $100,000 or more was $672,000 and $441,000 at June 30, 2007 and 2006, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	June 30, 2007	December 31, 2006
Three Months or Less	$9,330	$3,929
Over Three and Less than Six Months	4,239	4,565
Over Six and Less than Twelve Months	4,972	11,544
Over Twelve Months	8,727	8,351

Total	$27,268	$28,389

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2007 and December 31, 2006. Repurchase agreements decreased approximately $2.4 million or 15.4%, from December 31, 2006 to June 30, 2007. The decrease in repurchase agreements since year end was primarily due to the reduction in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $2,320,868 and $2,342,718 at June 30, 2007 and December 31, 2006, respectively, with an interest rate of 4.76%. The FHLB borrowings are collateralized by a blanket collateral agreement which assigns a security interest in capital stock, deposits, mortgage loans, securities and FHLB stock of the subsidiary bank. The borrowings will mature in 2018. The FHLB funding was utilized to mitigate the impact of rising interest rates for a long term fixed rate loan commitment. The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2007.

The Company has an available line of credit in the amount of $1 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjusted on a quarterly basis. The line of credit expires in May 2015. Under the terms of the note, quarterly interest only payments are required until May 2008 and quarterly principal and interest payments are required thereafter. There were no outstanding borrowings under the line of credit at June 30, 2007.

Capital Resources

Stockholders’ equity increased 1.4% during the six month period ended June 30, 2007 entirely from current earnings after quarterly dividends, and a 2.2% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 10.2% and 9.9% of total assets at June 30, 2007 and December 31, 2006, respectively. The Company paid dividends of $.38 per share during in the six month periods ended June 30, 2007 and 2006.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of June 30, 2007, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2007
Total Capital (to Risk Weighted Assets)	$26,402	18.46%	$11,440	8.0%	$14,300	10.0%
Tier I Capital (to Risk Weighted Assets)	24,615	17.21%	5,720	4.0%	8,580	6.0%
Tier I Capital (to Adjusted Total Assets)	24,615	9.84%	10,011	4.0%	12,514	5.0%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$26,014	18.20%	$11,436	8.0%	$14,296	10.0%
Tier I Capital (to Risk Weighted Assets)	24,227	16.95%	5,718	4.0%	8,577	6.0%
Tier I Capital (to Adjusted Total Assets)	24,227	9.41%	10,301	4.0%	12,876	5.0%
Progressive Bank, N.A.
As of June 30, 2007
Total Capital (to Risk Weighted Assets)	$26,040	18.27%	$11,401	8.0%	$14,251	10.0%
Tier I Capital (to Risk Weighted Assets)	24,253	17.02%	5,701	4.0%	8,551	6.0%
Tier I Capital (to Adjusted Total Assets)	24,253	9.71%	9,991	4.0%	12,489	5.0%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$25,636	18.00%	$11,396	8.0%	$14,245	10.0%
Tier I Capital (to Risk Weighted Assets)	23,849	16.74%	5,698	4.0%	8,547	6.0%
Tier I Capital (to Adjusted Total Assets)	23,849	9.27%	10,287	4.0%	12,859	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $105,566,424 classified as available for sale at June 30, 2007. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $97,512,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2007 was approximately $90.1 million subject to the purchase of additional FHLB stock. At June 30, 2007, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2007. At June 30, 2007 and December 31, 2006, the Company had outstanding loan commitments and unused lines of credit totaling $18,006,000 and $16,268,000, respectively. As of June 30, 2007, management placed a high probability for required funding within one year of approximately $13.3 million. Approximately $3.7 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2007 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.7%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 3.2%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

a.	The matters discussed in 4c. were submitted to a vote of security holders at the April 10, 2007, Annual Meeting of

Shareholders.

b.	Inapplicable

c.	Election of Directors

The following directors were elected to the Board of Directors as follows:

Class III for terms expiring in 2010                 R. Clark Morton, William G. Petroplus and Nada E. Beneke

The results of the election were as follows:

Shares Voted

NAME	For	Against/ Withheld	Abstentions Broker Non-Votes
R. Clark Morton	1,353,838	28,428	0
William G. Petroplus	1,376,830	5,436	0
Nada E. Beneke	1,354,854	27,412	0

Continuing directors were as follows:

Terms Expiring
Gary W. Glessner	2008
Laura G. Inman	2008
Thomas L. Sable	2008
Sylvan J. Dlesk	2009
James C. Inman, Jr.	2009
Thomas A. Noice	2009
Nada E. Beneke	2010
R. Clark Morton	2010
William G. Petroplus	2010

d.	Inapplicable

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On May 9, 2007 a report on Form 8-K was filed which contained a press release dated May 7, 2007 that reported the earnings of First West Virginia Bancorp, Inc. for the first quarter ended March 31, 2007.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 33 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: August 7, 2007

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