Form 10-Q
period 2007-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2007-11-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2007: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS
	(Unaudited)
Cash and due from banks	$5,114,583	$6,650,406
Due from banks - interest bearing	3,242,788	668,230
Federal funds sold	10,010,000	4,053,000

Total cash and cash equivalents	18,367,371	11,371,636
Investment securities:
Available-for-sale (at fair value)	104,226,440	109,921,387
Held-to-maturity (fair value of $829,016 and $989,241, respectively)	818,605	972,855
Loans	119,942,022	120,709,320
Less allowance for loan losses	(2,109,677)	(2,296,958)

Net loans	117,832,345	118,412,362
Premises and equipment, net	4,687,087	4,334,131
Accrued income receivable	1,303,859	1,263,335
Other intangible assets	36,979	103,543
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,398,297	3,307,711
Other assets	3,355,773	3,106,482

Total assets	$255,670,875	$254,437,561

LIABILITIES
Noninterest bearing deposits:
Demand	$24,375,358	$25,586,509
Interest bearing deposits:
Demand	34,537,586	33,070,271
Savings	50,427,747	54,606,775
Time	95,372,081	97,144,860

Total deposits	204,712,772	210,408,415
Federal funds purchased and securities sold under agreements to repurchase	14,177,745	15,240,158
Federal Home Loan Bank borrowings	9,309,746	2,342,718
Accrued interest payable	583,595	597,457
Other liabilities	710,971	571,859

Total liabilities	229,494,829	229,160,607

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at September 30, 2007 and December 31, 2006	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	14,150,082	13,520,264
Accumulated other comprehensive loss	(420,757)	(690,031)

Total stockholders’ equity	26,176,046	25,276,954

Total liabilities and stockholders’ equity	$255,670,875	$254,437,561

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,956,372	$2,093,888	$5,711,270	$6,181,455
Tax-exempt	149,015	145,521	440,362	437,573
Debt securities:
Taxable	1,038,556	954,946	3,158,362	2,841,988
Tax-exempt	207,805	196,220	634,517	580,021
Dividends	10,446	8,924	29,980	26,172
Other interest income	19,330	42,616	46,441	63,668
Federal funds sold	72,731	76,119	195,036	190,129

Total interest and dividend income	3,454,255	3,518,234	10,215,968	10,321,006

INTEREST EXPENSE
Deposits	1,185,841	1,083,010	3,493,867	2,960,873
Federal funds purchased and repurchase agreements	122,336	180,357	390,840	484,351
FHLB and other long-term borrowings	89,561	25,294	147,900	113,492

Total interest expense	1,397,738	1,288,661	4,032,607	3,558,716

Net interest income	2,056,517	2,229,573	6,183,361	6,762,290
PROVISION FOR LOAN LOSSES	(100,000)	—	(100,000)	—

Net interest income after provision for loan losses	2,156,517	2,229,573	6,283,361	6,762,290

NONINTEREST INCOME
Service charges and other fees	237,541	240,753	688,097	675,468
Net gains (losses) on available for sale securities	(605)	778	(51,961)	44,887
Other operating income	132,545	128,071	368,602	358,935

Total noninterest income	369,481	369,602	1,004,738	1,079,290

NONINTEREST EXPENSE
Salary and employee benefits	961,406	957,242	2,938,821	2,950,632
Net occupancy expense of premises	265,536	274,285	831,444	863,832
Other operating expenses	560,356	603,442	1,669,190	1,838,141

Total noninterest expense	1,787,298	1,834,969	5,439,455	5,652,605

Income before income taxes	738,700	764,206	1,848,644	2,188,975
INCOME TAXES	159,087	172,513	347,613	447,806

Net income	$579,613	$591,693	$1,501,031	$1,741,169

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.38	$0.39	$0.98	$1.14

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2006	1,538,443	$7,692,215	$4,982,606	$13,520,264	$(228,100)	$(690,031)		$25,276,954
Comprehensive income:
Net income	—	—	—	1,501,031	—	—	$1,501,031	1,501,031
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	269,274	269,274	269,274

Comprehensive income							$1,770,305

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2007	1,538,443	$7,692,215	$4,982,606	$14,150,082	$(228,100)	$(420,757)		$26,176,046

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2005	1,538,443	$7,692,215	$4,982,606	$12,538,056	$(228,100)	$(1,026,148)		$23,958,629
Comprehensive income:
Net income	—	—	—	1,741,169	—	—	$1,741,169	1,741,169
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	219,367	219,367	219,367

Comprehensive income							$1,960,536

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2006	1,538,443	$7,692,215	$4,982,606	$13,408,012	$(228,100)	$(806,781)		$25,047,952

			For the Nine Months Ended September 30,
			2007	2006
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$237,226	$247,363
Less reclassification adjustment for gains (losses) included in net income			(32,048)	27,996

Net unrealized gains on securities			$269,274	$219,367

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,501,031	$1,741,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(100,000)	—
Depreciation and amortization	304,544	330,339
Amortization of investment securities, net	(180,264)	(63,261)
Investment security (gains) losses	51,961	(44,887)
Increase in cash surrender value of bank-owned life insurance	(90,586)	(83,864)
Decrease in interest receivable	(40,524)	(71,456)
Increase (decrease) in interest payable	(13,862)	133,036
Other, net	(271,204)	(196,335)

Net cash provided by operating activities	1,161,096	1,744,741

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	675,216	7,950,520
Proceeds from sales of securities available-for-sale	6,199,061	356,564
Proceeds from maturities of securities available-for-sale	202,129,066	90,048,969
Proceeds from maturities of securities held-to-maturity	155,000	440,000
Principal collected on mortgage-backed securities	6,722,569	7,632,447
Purchases of securities available-for-sale	(208,796,462)	(93,584,959)
Recoveries on loans previously charged-off	4,801	45,922
Purchases of premises and equipment	(592,371)	(81,896)

Net cash provided by investing activities	6,496,880	12,807,567

FINANCING ACTIVITIES
Net decrease in deposits	(5,695,643)	(2,169,301)
Dividends paid	(871,213)	(871,213)
Increase (decrease) in short-term borrowings	(1,062,413)	14,435
Increase (decrease) in FHLB and other long-term borrowings	6,967,028	(1,031,443)

Net cash used in financing activities	(662,241)	(4,057,522)

INCREASE IN CASH AND CASH EQUIVALENTS	6,995,735	10,494,786
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	11,371,636	11,748,655

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$18,367,371	$22,243,441

Supplemental Disclosures:
Cash Paid for Interest	$4,046,469	$3,430,844
Cash Paid for Income Taxes	$289,076	$431,021

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 AND 2006

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2007, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2007 and December 31, 2006, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $1,998,064 as of September 30, 2007 which are subject to recourse obligation or credit risk in the amount of $41,635. As of December 31, 2006 the loans sold under this agreement amounted to $1,487,168 and were subject to a recourse obligation or credit risk in the amount of $31,385. The amount of income recognized as of a result of this agreement was $7,121 and $7,050 for the period ending September 30, 2007 and 2006, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 AND 2006

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon-historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,109,677 at September 30, 2007, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $22,188 in the three month periods ended September 30, 2007 and 2006. The unamortized balance from the purchase of these core deposit intangible assets is $36,979 and $103,543 at September 30, 2007 and December 31, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $22,187 in 2007 and $14,792 in 2008. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

September 30, 2007 AND 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,398,297 and $3,307,711 at September 30, 2007 and December 31, 2006, respectively. The face value of the bank-owned life insurance at September 30, 2007 was approximately $9.3 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $36,839 and $41,527 for the three month periods ended September 30, 2007 and 2006, respectively. For the nine month periods ended September 30, 2007 and 2006 advertising expenses amounted to $136,531 and $99,397, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2007 and September 30, 2006. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Before-tax amount	$1,315,935	$1,740,018	$431,736	$351,718
Tax effect	(495,186)	(654,768)	(162,462)	(132,351)

Net of tax effect	820,749	1,085,250	269,274	219,367
Net income as reported	579,613	591,693	1,501,031	1,741,169

Total comprehensive income	$1,400,362	$1,676,943	$1,770,305	$1,960,536

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

September 30, 2007 AND 2006

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2007	2006	2007	2006	2006	2005	2004
SUMMARY OF OPERATIONS
Total interest income	$3,454	$3,518	$10,216	$10,321	$13,772	$13,128	$13,406
Total interest expense	1,398	1,289	4,033	3,559	4,943	4,070	4,195
Net interest income	2,056	2,229	6,183	6,762	8,829	9,058	9,211
Provision for loan losses	(100)	—	(100)	—	—	180	300
Total other income	370	370	1,005	1,079	1,433	1,378	1,284
Total other expenses	1,787	1,835	5,439	5,652	7,614	7,451	6,747
Income before income taxes	739	764	1,849	2,189	2,648	2,804	3,448
Net income	580	592	1,501	1,741	2,144	2,262	2,637
PER SHARE DATA
Net income	$0.38	$0.39	$0.98	$1.14	$1.40	$1.48	$1.73
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.76	0.76
Book value per share	17.13	16.39	17.13	16.39	16.54	15.68	15.67
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$120,087	$129,379	$120,022	$132,478	$129,997	$144,528	$151,562
Investment securities	108,402	107,664	110,468	108,743	109,533	102,882	110,528
Deposits - interest bearing	181,763	189,847	183,466	190,801	190,160	200,902	215,937
Stockholders’ equity	26,264	25,548	26,080	25,289	25,416	24,409	23,092
Total assets	253,290	262,319	253,335	264,120	262,946	270,500	284,930
SELECTED RATIOS
Return on average assets	0.91%	0.90%	0.79%	0.88%	0.82%	0.84%	0.93%
Return on average equity	8.76%	9.19%	7.69%	9.20%	8.44%	9.27%	11.42%
Average equity to average assets	10.37%	9.74%	10.29%	9.57%	9.67%	9.02%	8.10%
Dividend payout ratio	50.00%	48.72%	58.16%	50.00%	54.29%	51.35%	43.93%
Loan to Deposit ratio	58.59%	58.71%	58.59%	58.71%	57.37%	61.79%	65.35%

	(Unaudited) September 30,		December 31,
	2007	2006	2006	2005	2004
BALANCE SHEET
Investments	$105,045	$103,565	$110,894	$107,998	$106,561
Loans	119,942	127,196	120,709	135,214	154,331
Allowance for loan losses	(2,110)	(2,298)	(2,297)	(2,320)	(2,356)
Other assets	32,794	35,851	25,132	25,321	21,266

Total Assets	$255,671	$264,314	$254,438	$266,213	$279,802

Deposits	$204,713	$216,648	$210,409	$218,817	$236,171
Federal funds purchased and repurchase agreements	14,178	19,099	15,240	19,084	15,759
FHLB borrowings	9,310	2,353	2,343	2,385	2,425
Long term debt	—	—	—	1,000	—
Other liabilities	1,294	1,166	1,169	968	1,494
Stockholders’ equity	26,176	25,048	25,277	23,959	23,953

Total Liabilities and Stockholders’ equity	$255,671	$264,314	$254,438	$266,213	$279,802

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

OVERVIEW

The Company reported net income of $1,501,031 or $.98 per share for the nine months ended September 30, 2007 compared to $1,741,169 or $1.14 per share for the same period during 2006. The decline in net income for the nine months ended September 30, 2007 as compared to the same period in 2006 of $240,138 or 13.8.% was primarily the result of the decline in net interest income and in noninterest income, offset in part by the decrease in noninterest expenses combined with the decrease in the provision for loan losses. Net interest income fell $578,929 or 8.6% primarily due to the increase of $473,891 or 13.3% in the interest expense paid on interest bearing liabilities combined with the decline of $467,396 or 7.1% in the interest earned on loans, offset in part by the increase of $370,870 or 10.8% in income earned on investment securities. Noninterest income decreased primarily due to the decline in the gains on sales of investment securities, offset in part by the increase in service charges and other fee income combined with the increase in other operating income. Noninterest expenses declined $213,150 or 3.8% during the nine month period ended September 30, 2007 as compared to the same period in 2006 due to the decreases in other operating expenses, occupancy expenses and in salary and employee benefits expense.

For the third quarter of 2007, net income was $579,613 or $.38 per share as compared to $591,693 or $.39 per share for the same period in 2006. The decrease in earnings of $12,080 or 2.0% was primarily due to decreases in net interest income and noninterest income, offset in part by the decrease in noninterest expenses combined with the decrease in the provision for loan losses. Net interest income decreased $173,056 or 7.8% primarily due to the decrease in the interest earned on loans combined with the increase in the interest paid on interest bearing liabilities, offset in part by the increase in the income earned on the investment securities. The decrease in noninterest income was primarily due to the decrease in the gains (losses) on sales of investment securities combined with the decrease in service charges and other fee income, offset in part by the increase in other operating income. Noninterest expenses decreased $47,671 or 2.6% during the three month period ended September 30, 2007 as compared to the same period in 2006 primarily due to the reduction in other operating expenses combined with the decrease in occupancy expenses, offset in part by a slight increase in salary and employee benefits expense. The ROA was .91% for the three months ended September 30, 2007 as compared to .90% for the same period of the prior year. For the three months ended September 30, 2007 compared to September 30, 2006, the ROE was 8.76% and 9.19%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The Company ended the third quarter of 2007 with total assets of $255,670,875. Total deposits decreased by $5,695,643, or 2.7% since December 31, 2006 and was primarily due to decreases in noninterest bearing demand deposits, savings deposits and time deposits, offset in part by the increase in interest bearing demand deposits. The allowance for loan losses amounted to $2,109,677 or 1.8% of total loans at September 30, 2007. Non-performing assets were $2,620,000 at September 30, 2007, as compared to $3,383,000 at December 31, 2006. The decrease in non-performing assets was primarily due to the decrease in nonaccrual loans during the nine month period ended September 30, 2007.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

EARNINGS ANALYSIS - For the nine months ended September 30, 2007

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006.

For the nine months ended September 30, 2007, net interest income was $6,183,361, a decrease of $578,929 or 8.6%, from the same period in 2006. The decrease in net interest income was primarily due to the decline in average earning assets combined with the decline in the taxable equivalent net yield on earning assets. The average earning assets declined approximately $11.3 million or 4.5% from September 30, 2006 to 2007. The taxable equivalent net yield on earning assets decreased from 4.00% at September 30, 2006 to 3.88% at September 30, 2007.

Interest income decreased $105,038 or 1.0% during the nine months ended September 30, 2007 as compared to the same period in 2006 due to the decrease in the average earning assets, offset in part by the increase in the average yield on earning assets. The increase in the average yield was primarily due to increases in the average yield and an in the average balance of investment securities combined with an increase in the average yield on loans, offset in part by a decline in the average volume of loans.

Interest income on investment securities during the nine month period ended September 30, 2007 increased $370,870 or 10.8% as compared to the same period of the prior year. The rise in interest income on investment securities during the first nine months of 2007 was primarily due to an increase in the average yield earned combined with an increase in the average balance of investment securities. During the first quarter of 2007, the Company sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the average yield. The taxable equivalent yield on investment securities rose .37% in 2007, from 4.73% at December 31, 2006 to 5.10% at September 30, 2007. The average investment securities balances have increased approximately $.9 million or .9% since December 31, 2006.

Interest and fees on loans decreased $467,396 or 7.1%, from the same period in 2006. The decline in interest and fees on loans during the nine month period ended September 30, 2007 was primarily due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average loan volume decreased $10.0 million or 7.7% in 2007. The taxable equivalent yield on loans increased .19% in 2007 from 6.99% at December 31, 2006 to 7.18% at September 30, 2007 The decline in loan volume was primarily due to loan payoffs and the decreased demand for quality loans combined with the increased competition from other financial institutions and lending companies.

Interest expense increased $473,891 or 13.3% during the the nine month period ended September 30, 2007 as compared to the same period in 2006. Increases in the average volume and the average yield on time deposits combined with the increase in the average yield on federal funds purchased and repurchase agreements and interest bearing demand deposits and the increases in the average volume of Federal Home Loan Bank and other long term borrowings, offset in part by decreases in the average volume and average yield of savings deposits, and decreases in the average volume of federal funds purchased and repurchase agreements and the decrease in the average yield on Federal Home Loan Bank and other long term borrowings contributed to the increase in interest expense during the nine month period ended September 30, 2007. The average yield paid on interest bearing liabilities increased .34%, from 2.33% at December 31, 2006 to 2.67% at September 30, 2007.

Noninterest Income

Noninterest income decreased $74,552 or 6.9% for the nine months ended September 30, 2007 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in gains (losses) on sales of investment securities, offset in part by increases in service charges and other fee income and in other operating income. Service charges and other fees increased $12,629 during the nine months ended September 30, 2007, up 1.9%, from the same period in 2006. Service charges and other fees rose primarily due to an increase in overdraft fees assessed on deposit accounts.

The Company and its subsidiary bank accounted for securities gains of $6,904 and securities losses of $58,865 during the nine month period ended September 30, 2007 and securities gains of $66,153 and securities losses of $21,266 during the nine month period ended September 30, 2006.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006. Average balance sheet information for the periods ended September 30, 2007 and 2006 and December 31, 2006 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the nine months ended September 30, 2007			December 31, 2006			For the nine months ended September 30, 2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$32,178	$1,028	4.27%	$40,506	$1,577	3.89%	$40,905	$1,174	3.84%
Mortgage backed securities	54,577	2,086	5.11%	46,682	2,228	4.77%	45,586	1,609	4.72%
States and political subdivisions	23,362	667	3.82%	22,003	812	3.69%	21,918	606	3.70%
Other securities	351	12	4.57%	342	40	11.70%	334	33	13.21%

Total Investment securities:	110,468	3,793	4.59%	109,533	4,657	4.25%	108,743	3,422	4.21%
Interest bearing deposits	917	35	5.10%	1,623	83	5.11%	1,402	53	5.05%
Federal funds sold	5,131	195	5.08%	5,701	280	4.91%	5,357	190	4.74%
Loans, net of unearned income	120,022	6,152	6.85%	129,997	8,703	6.69%	132,478	6,619	6.68%
Other earning assets	998	41	5.49%	887	49	5.52%	877	37	5.64%

Total earning assets	237,536	10,216	5.75%	247,741	13,772	5.56%	248,857	10,321	5.55%
Other assets	18,053			17,529			17,594
Allowance for loan losses	(2,254)			(2,324)			(2,331)

Total Assets	$253,335			$262,946			$264,120

LIABILITIES
Time deposits	$95,913	$3,084	4.30%	$92,141	$3,495	3.79%	$89,743	$2,448	3.65%
Savings deposits	53,106	312	0.79%	61,757	522	0.85%	64,159	414	0.86%
Interest bearing demand deposits	34,447	98	0.38%	36,262	128	0.35%	36,899	94	0.34%
Federal funds purchased and repurchase agreements	14,349	391	3.64%	18,891	656	3.47%	19,287	489	3.39%
FHLB and other long-term borrowings	4,018	148	4.92%	2,753	142	5.16%	2,890	114	5.27%

Total interest bearing liabilities	201,833	4,033	2.67%	211,804	4,943	2.33%	212,978	3,559	2.23%
Demand deposits	24,192			24,537			24,707
Other liabilities	1,230			1,189			1,146

Total Liabilities	227,255			237,530			238,831
STOCKHOLDERS’ EQUITY	26,080			25,416			25,289

Total Liabilities and Stockholders’ Equity	$253,335			$262,946			$264,120

Net yield on earning assets		$6,183	3.48%		$8,829	3.56%		$6,762	3.63%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006, respectively. The effect of this adjustment is presented below.

Investment securities	$110,468	$4,216	5.10%	$109,533	$5,178	4.73%	$108,743	$3,809	4.68%
Loans	120,022	6,445	7.18%	129,997	9,087	6.99%	132,478	6,911	6.97%

Total earning assets	$237,536	$10,932	6.15%	$247,741	$14,677	5.92%	$248,857	$11,000	5.91%

Taxable equivalent net yield on earning assets		$6,899	3.88%		$9,734	3.93%		$7,441	4.00%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2007 (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2007, other operating income increased $9,667 or 2.7% compared to the same period in 2006. The increase in other operating income was primarily due to increases in ATM fees, in earnings related to the cash surrender value of the bank owned life insurance on its key officers, in credit life commissions and in miscellaneous income, partially offset by declines in sales of checkbooks and in utility bill and collection fees during the nine months ended September 30, 2007 compared to the same period in the prior year.

Noninterest Expense

Noninterest expense decreased $213,150 or 3.8% for the nine months ended September 30, 2007 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in other operating expenses, salary and employee benefits and net occupancy expense of premises.

Salary and employee benefits decreased $11,811 or .4% during the nine months ended September 30, 2007 over the same period in 2006. The decrease in salary and employee benefit expense in 2007 compared to 2006 was primarily due to the reduction in employee benefit expenses related to deferred compensation expenses, offset in part by normal annual merit adjustments. Net occupancy expenses of premises declined $32,388 or 3.8% during the nine months ended September 30, 2007 compared to the same period in 2006. Decreased furniture and fixture expenses and property insurance costs, offset in part by increased occupancy expenses and real estate taxes primarily contributed to the increase in 2007 as compared to 2006.

Other operating expense decreased $168,951, or 9.2%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a reduction in regulatory assessments, other expenses, stationery and supplies expenses, other taxes, service expenses, directors’ fees, and postage and transportation expenses, offset in part by an increase in advertising expenses.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2007	2006
Directors’ fees	$99,700	$111,100
Stationery and supplies	104,894	127,856
Regulatory assessment and deposit insurance	80,762	160,969
Advertising	136,531	99,397
Postage and transportation	142,432	151,638
Other taxes	142,644	161,642
Service expense	344,824	356,364
Other	617,403	669,175

Total	$1,669,190	$1,838,141

Income Taxes

Income tax expense for the nine month period ended September 30, 2007 was $347,613, decreasing 22.4% compared to the same period in 2006. Income tax expense decreased primarily due to the decrease in pre-taxable income of $340,331 combined with an increase in tax-exempt income during the nine month period of 2007 over the same period in 2006. Components of the income tax expense for September 30, 2007 were $278,309 for federal taxes and $69,304 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006.

EARNINGS ANALYSIS - For the three months ended September 30, 2007

Net Interest Income

For the three months ended September 30, 2007, net interest income was $2,056,517, decreasing $173,056 or 7.8%, from the same period in 2006. The decrease in net interest income was primarily due to a decline in average earning assets combined with the decline in the taxable equivalent net yield on earning assets. The average earning assets declined $10.0 million or 4.1% from September 30, 2006 to 2007. The taxable equivalent net yield on earnings assets decreased from 3.95% at September 30, 2006 to 3.84% at September 30, 2007. Table Three presents the average balance sheets and an interest rate analysis for three months ended September 30, 2007 and 2006.

Interest income decreased $63,979 or 1.8% during the third quarter of 2007 compared to the same period in 2006. The decrease in interest income was primarily due to the decline in average earning assets, offset in part by an increase in the average yield of earning assets. The increase in the average yield was primarily due to an increase in the average yield and an increase in the average balances of investment securities combined with an increase in the average yield on loans, offset in part by a decline in the average balances of loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2007 and 2006. Average balance sheet information for the periods ended September 30, 2007 and 2006 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2007 and 2006.

	(Unaudited)			(Unaudited)
	For the three months ended September 30, 2007			For the three months ended September 30, 2006
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S.
Government agencies	$30,829	$326	4.20%	$39,592	$393	3.94%
Mortgage backed securities	54,136	693	5.08%	45,872	555	4.80%
Obligations of states and political subdivisions	23,090	223	3.83%	21,830	201	3.65%
Other securities	347	4	4.57%	370	2	2.14%

Total Investment securities:	108,402	1,246	4.56%	107,664	1,151	4.24%
Interest bearing deposits	1,239	16	5.12%	2,952	39	5.24%
Federal funds sold	6,021	73	4.81%	6,018	76	5.01%
Loans, net of unearned income	120,087	2,105	6.95%	129,379	2,239	6.87%
Other earning assets	1,143	14	4.86%	922	13	5.59%

Total earning assets	236,892	3,454	5.78%	246,935	3,518	5.65%
Other assets	18,611			17,702
Allowance for loan losses	(2,213)			(2,318)

Total Assets	$253,290			$262,319

LIABILITIES
Time deposits	$95,584	$1,045	4.34%	$94,338	$917	3.86%
Savings deposits	51,964	102	0.78%	59,672	123	0.82%
Interest bearing demand deposits	34,215	39	0.45%	35,837	37	0.41%
Federal funds purchased and repurchase agreements	13,278	119	3.56%	19,385	183	3.75%
FHLB and other long-term borrowings	7,337	93	5.03%	2,358	28	4.71%

Total interest bearing liabilities	202,378	1,398	2.74%	211,590	1,288	2.42%
Demand deposits	23,344			23,907
Other liabilities	1,304			1,274

Total Liabilities	227,026			236,771
STOCKHOLDERS’ EQUITY	26,264			25,548

Total Liabilities and Stockholders’ Equity	$253,290			$262,319

Net yield on earning assets		$2,056	3.44%		$2,230	3.58%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2007 and 2006, respectively. The effect of this adjustment is presented below.

Investment securities	$108,402	$1,385	5.07%	$107,664	$1,282	4.72%
Loans	120,087	2,205	7.28%	129,379	2,336	7.16%

Total earning assets	$236,892	$3,693	6.18%	$246,935	$3,746	6.02%

Taxable equivalent net yield on earning assets		$2,295	3.84%		$2,458	3.95%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2007

Net Interest Income (continued)

Interest income on investment securities increased $95,195 or 8.3% during the third quarter of 2007 compared to the same period of the prior year. The increase in interest income on investment securities was due to the rise in the average yield earned combined with an increase in the average volume. The taxable equivalent yield earned on investment securities rose .35%, to 5.07% for the three months ended September 30, 2007 as compared to 4.72% for the same period in 2006.

Interest and fees on loans decreased $134,022 or 6.0% for the three month period ended September 30, 2007 as compared to the same period in 2006 due to the decline in the average loan volume which was partially offset by an increase in the average yield on loans. The average balances on loans declined $9.3 million or 7.2% since September 30, 2006. The decline in loan volume was primarily due to loan payoffs and the decreased demand for quality loans as a result of the higher interest rate environment and the competition from other financial institutions and lending companies. The taxable equivalent yield on loans rose .29% , to 7.28% at September 30, 2007 from 6.99% at December 31, 2006 and increased .12% from September 30, 2006.

Interest expense on interest bearing liabilities increased $109,077 or 8.5% during the three months ended September 30, 2007 as compared to the same period in 2006. The increase in the interest expense paid on interest bearing liabilities was attributable to the increase in the average yield, offset in part by the decline in the average balances. Specifically, increases in the average balance and yield on time deposits and FHLB and other long term borrowings combined with the increase in the average yield on interest bearing demand deposits, offset in part by decreases in the average balance and yield of savings deposits and repurchase agreements and the decrease in the average yield on interest bearing deposits contributed to the increase in interest expense during the three month period ended September 30, 2007 as compared to the same period in the prior year. The average yield paid on interest bearing liabilities was up .32%, from 2.42% at September 30, 2006 to 2.74% at September 30, 2007. The rise in the average yields on deposit liabilities was the result of the Company’s increase in the interest rates paid on deposit products to meet competitive market pressures primarily on certificates of deposit combined with the change in the deposit mix from savings deposits to certificates of deposit as a result of customers seeking higher yielding deposit products. The average volume of interest bearing liabilities declined $9.2 million or 4.4%, from $211.6 million at September 30, 2006 to $202.4 million at September 30, 2007.

Noninterest Income

Service charges and other fee income decreased $3,212 during the three months ended September 30, 2007, down 1.3%, from the same period in 2006. The decrease in service charges primarily resulted from the decline in servicing fees earned from deposit customer accounts, offset in part by the increase in fees earned from the overdraft protection program.

The Company accounted for securities gains of $333 and securities losses of $938 during the three month period ended September 30, 2007 and securities gains of $812 and securities losses of $34 during the same period in 2006.

Other operating income increased $4,474 or 3.5% as compared to same period of the prior year. The increase in other operating income during the three month period ended September 30, 2007 as compared to the same period in the prior year was primarily due to increases in ATM fees, in earnings related to the cash surrender value of the bank owned life insurance on its key officers, and sales of checkbooks, partially offset by declines in FHLB servicing fees, credit life commissions and in utility bill and collection fees.

Noninterest Expense

Noninterest expense decreased $47,671 or 2.6% for the three months ended September 30, 2007 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in occupancy expenses of premises and in other operating expenses, offset in part by an increase in salary and employee benefits expenses.

Other operating expense decreased $43,086, or 7.1%, compared to the same period of the prior year. The decline in other operating expenses during the three month period ended September 30, 2007 as compared to the same period in 2006 was attributable primarily due to the decreases in regulatory assessments, director fees, postage and transportation expenses, other taxes, stationery and supplies expenses, advertising and other expenses which were offset in part by an increase in service expenses.

Net occupancy expenses of premises decreased $8,749, or 3.2%, compared to the same period of the prior year. The decrease in net occupancy expense during the three month period ended September 30, 2007 as compared to the same period in 2006 was primarily due to the decrease in furniture and fixture expenses which was primarily in depreciation expenses, offset in part by increases in real estate taxes and insurance expenses.

Salary and employee benefits increased $4,164 or .4% during the three months ended September 30, 2007 over the same period in 2006. The increase in salary and employee benefit expense in 2007 compared to 2006 was primarily due to the increase in salaries due to normal annual merit adjustments partially offset by the reduction in employee benefits expenses and payroll taxes.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2007	2006
Directors’ fees	$31,975	$32,925
Stationery and supplies	31,268	33,877
Regulatory assessment and deposit insurance	26,706	52,974
Advertising	36,839	41,528
Postage and transportation	49,585	53,192
Other taxes	48,949	53,041
Service expense	118,354	115,113
Other	216,680	220,792

Total	$560,356	$603,442

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

Balance Sheet Analysis

Investments

Investment securities decreased approximately $5.8 million or 5.3% from December 31, 2006 to September 30, 2007. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 79.3% of total securities at September 30, 2007, as compared to 80.0% at December 31, 2006. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was decreased by $674,615 and $1,106,350 at September 30, 2007 and December 31, 2006, respectively. The fair value of securities classified as held to maturity was above book value by $10,411 and $16,386 at September 30, 2007 and December 31, 2006, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	September 30, 2007	December 31, 2006
Securities held-to-maturity:
Obligations of states and political subdivisions	$819	$973

Total held-to-maturity	819	973

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	29,442	36,197
Obligations of states and political subdivisions	21,919	21,684
Mortgage-backed securities	52,504	51,665
Equity securities	361	375

Total available-for-sale	104,226	109,921
Total	$105,045	$110,894

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	(Expressed in thousands) September 30, 2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies
	$—	$—	$19,419	$(149)	$19,419	$(149)
Obligations of states and political subdivisions
	9,400	(108)	6,495	(108)	15,895	(216)
Mortgage-backed securities	13,741	(101)	22,960	(468)	36,701	(569)

Total debt securities	23,141	(209)	48,874	(725)	72,015	(934)
Equity securities	—	—	—	—	—	—

Total	$23,141	$(209)	$48,874	$(725)	$72,015	$(934)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 154 positions that are temporarily impaired at September 30, 2007.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2007 and December 31, 2006 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	September 30, 2007				December 31, 2006
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S.
Government Agencies
Within One Year	$—	—%	$6,460	3.66%	$—	—%	$5,051	3.12%
After One But Within Five Years	—	—	22,977	4.39	—	—	30,819	4.37
After Five But Within Ten Years	—	—	—	—	—	—	141	5.95
After Ten Years	—	—	5	5.96	—	—	186	5.88

	—	—	29,442	4.23	—	—	36,197	4.21
States & Political Subdivisions
Within One Year	—	—	1,682	3.93	310	6.37	1,140	3.97
After One But Within Five Years	819	7.15	4,895	4.99	663	7.23	4,955	4.31
After Five But Within Ten Years	—	—	6,482	5.63	—	—	6,696	5.50
After Ten Years	—	—	8,860	5.96	—	—	8,893	5.76

	819	7.15	21,919	5.49	973	6.96	21,684	5.25
Mortgage-Backed Securities	—	—	52,504	5.17	—	—	51,665	5.07
Equity Securities	—	—	361	4.67	—	—	375	10.80

Total	$819	7.15%	$104,226	4.97%	$973	6.96%	$109,921	4.84%

Assets carried at $41,455,000 and $42,987,000 at September 30, 2007 and December 31, 2006, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, decreased $.8 million or .6% from December 31, 2006 to September 30, 2007. The volume of loans has been relatively flat since year end. Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-eight percent (38%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty percent (40%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised eleven percent (11%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2006 were a 2% increase in real estate residential loans, a 1% increase in other loans and a 3% decrease in commercial loans.

Table Seven - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	September 30, 2007	December 31, 2006
Real Estate - residential:
Real estate - construction	$1,825	$1,205
Real estate - farmland	324	378
Real estate - residential	43,674	41,759

	$45,823	$43,342

Commercial:
Real estate-secured by nonfarm nonresidential	$41,217	$44,110
Commercial and industrial	7,261	8,219

	$48,478	$52,329

Installment:
Installment and other loans to individuals	$13,222	$13,473

Other:
Nonrated industrial development obligations	$12,566	$11,655
Other loans	54	88

	$12,620	$11,743

Total	120,143	120,887
Less unearned interest	201	178

	$119,942	$120,709

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2007 and December 31, 2006 :

(dollars in thousands	September 30, 2007			December 31, 2006
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$278	$339	$1,208	$430	$400	$375
Commercial real estate - secured by nonfarm, nonresidential property	1,930	2,045	37,242	1,977	3,247	38,886
Commercial and industrial	1,884	2,597	2,780	2,437	3,390	2,392
Nonrated industrial development obligations	1,194	2,734	8,638	526	2,944	8,185

Total	$5,286	$7,715	$49,868	$5,370	$9,981	$49,838

The following table presents an analysis of fixed and variable rate loans as of September 30, 2007 and December 31, 2006 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	September 30, 2007			December 31, 2006
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,777	$6,267	$6,844	$2,110	$5,804	$8,609
Variable Rates	2,509	1,448	43,024	3,260	4,177	41,229

Total	$5,286	$7,715	$49,868	$5,370	$9,981	$49,838

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

Total non-performing loans were $2,620,000 at September 30, 2007 as compared to $3,383,000 at December 31, 2006. The decrease in non-performing loans was primarily due to the decline in non-accrual loans. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $2,520,000 or 2.1% of total loans outstanding as of September 30, 2007, as compared to $3,380,000 or 2.8% of total loans at December 31, 2006. Non-accrual loans decreased during the nine months of 2007 due to the payoff of three loans. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
(dollars in thousands)	September 30,		December 31,
	2007	2006	2006
Past Due 90 Days or More:
Real estate - residential	$9	$—	$—
Commercial	5	542	—
Installment	8	1	3

	$22	$543	$3

Non-accrual:
Real estate - residential	$843	$221	$958
Commercial	1,676	1,280	2,409
Installment	1	12	13

	$2,520	$1,513	$3,380

Other Real Estate	$78	$—	$—

Total non-performing assets	$2,620	$2,056	$3,383

Total non-performing assets to total loans and other real estate	2.18%	1.62%	2.80%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $108,800, $95,400 and $204,100 for the nine months ended September 30, 2007 and 2006 and for the year ended December 31, 2006, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten

Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	September 30,		December 31,
	2007	2006	2006
Allowance for loan losses:
Balance at beginning of period:	$2,297	$2,320	$2,320
Loans charged off:
Real estate - residential	29	—	—
Commercial	39	16	18
Installment	24	52	56

	92	68	74
Recoveries:
Real estate - residential	—	—	—
Commercial	3	31	36
Installment	2	15	15

	5	46	51
Net loan charge-offs (recoveries)	87	22	23
Additions (deletions) charged to operations	(100)	—	—

Balance at end of period:	$2,110	$2,298	$2,297

Average loans outstanding	$120,022	$132,478	$129,997

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.07%	0.02%	0.02%
Ratio of the allowance for loan losses to loans outstanding for the period	1.76%	1.81%	1.90%

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (continued)

The allowance for loan losses represented 1.8% and 1.9% of outstanding loans as of September 30, 2007 and December 31, 2006, respectively. Net loan charge-offs amounted to $87,281 for the nine month period ended September 30, 2007, compared to net loan charge-offs of $21,644 for the same period in 2006. A negative provision for loan losses in the amount of $100,000 was recorded in the third quarter of 2007 to reduce the allowance for loan losses based upon the decline in specific reserves required on nonperforming assets from the previous quarter end and the overall improvement in the performance of the loan portfolio. There was no provision made to the allowance for loan losses during the nine month period ended September 30, 2006. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for loan losses at each of the four year periods ended December 31, 2006, and the nine month period ended September 30, 2007. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited)
	September 30,		December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$298	38.1%	$327	35.8%	$327	33.4%	$325	33.5%	$311	36.0%
Commercial	1,347	40.4	1,483	43.3	1,465	44.5	1,520	45.2	1,429	43.0
Installment	444	11.0	466	11.2	507	12.3	490	11.9	544	12.9
Others	21	10.5	21	9.7	21	9.8	21	9.4	21	8.1

Total	$2,110	100.0%	$2,297	100.0%	$2,320	100.0%	$2,356	100.0%	$2,305	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $5.7 million or 2.7% during the first nine months of 2007. Since year end the decrease in deposits was primarily due to decreases in inoninterest bearing demand deposits, savings deposits and time deposits, offset in part by an increase in interest bearing demand deposits. At September 30, 2007, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2006 to September 30, 2007.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at September 30, 2007 and December 31, 2006, follows:

(dollars in thousands)	Maturities of Time Deposits
	(Unaudited)
	September 30, 2007	December 31, 2006
Due in 2007	$14,962	$63,047
Due in 2008	35,439	8,945
Due in 2009	22,102	7,651
Due in 2010	11,418	10,971
Due in 2011	6,247	6,413
Due in 2012 and thereafter	5,204	118

Total	$95,372	$97,145

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $26,907,000 and $28,389,000 at September 30, 2007 and December 31, 2006, respectively. Interest expense on certificates of deposit of $100,000 or more was $906,500 and $663,100 at September 30, 2007 and 2006, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	September 30, 2007	December 31, 2006
Three Months or Less	$4,378	$3,929
Over Three and Less than Six Months	3,476	4,565
Over Six and Less than Twelve Months	3,921	11,544
Over Twelve Months	15,132	8,351

Total	$26,907	$28,389

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2007 and December 31, 2006. Repurchase agreements decreased approximately $1.1 million or 7.0%, from December 31, 2006 to September 30, 2007. The decrease in repurchase agreements since year end was primarily due to the reduction in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were $9,309,746 and $2,342,718 at September 30, 2007 and December 31, 2006, respectively. The increase in FHLB borrowings was due to the addition of two fixed rate bullet advances of $3,500,000 during the second quarter of 2007. These advances are at an average interest rate of 5.08% and will mature in 2009 and in 2010 . The subsidiary bank also has two fixed rate amortizing advances with an interest rate of 4.76% which will mature in 2018.

The subsidiary bank also has a one year line of credit agreement with the FHLB. The maximum credit available under this agreement is $7 million and expires December, 2007.

The Company has an available line of credit in the amount of $1 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjusted on a quarterly basis. The line of credit expires in May 2015. Under the terms of the note, quarterly interest only payments are required until May 2008 and quarterly principal and interest payments are required thereafter. There were no outstanding borrowings under the line of credit at September 30, 2007.

Capital Resources

Stockholders’ equity increased 2.5% during the nine month period ended September 30, 2007 entirely from current earnings after quarterly dividends, and a 1.1% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 10.2% and 9.9% of total assets at September 30, 2007 and December 31, 2006, respectively. The Company paid dividends of $.57 per share during in the nine month periods ended September 30, 2007 and 2006.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of September 30, 2007, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2007
Total Capital (to Risk Weighted Assets)	$26,723	18.60%	$11,493	8.0%	$14,366	10.0%
Tier I Capital (to Risk Weighted Assets)	24,929	17.35%	5,746	4.0%	8,619	6.0%
Tier I Capital (to Adjusted Total Assets)	24,929	9.91%	10,064	4.0%	12,580	5.0%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$26,014	18.20%	$11,436	8.0%	$14,296	10.0%
Tier I Capital (to Risk Weighted Assets)	24,227	16.95%	5,718	4.0%	8,577	6.0%
Tier I Capital (to Adjusted Total Assets)	24,227	9.41%	10,301	4.0%	12,876	5.0%
Progressive Bank, N.A.
As of September 30, 2007
Total Capital (to Risk Weighted Assets)	$26,364	18.41%	$11,455	8.0%	$14,319	10.0%
Tier I Capital (to Risk Weighted Assets)	24,570	17.16%	5,727	4.0%	8,591	6.0%
Tier I Capital (to Adjusted Total Assets)	24,570	9.78%	10,044	4.0%	12,556	5.0%
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$25,636	18.00%	$11,396	8.0%	$14,245	10.0%
Tier I Capital (to Risk Weighted Assets)	23,849	16.74%	5,698	4.0%	8,547	6.0%
Tier I Capital (to Adjusted Total Assets)	23,849	9.27%	10,287	4.0%	12,859	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $104,226,440 classified as available for sale at September 30, 2007. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $97,512,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2007 was approximately $81.2 million subject to the purchase of additional FHLB stock. At September 30, 2007, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2007. At September 30, 2007 and December 31, 2006, the Company had outstanding loan commitments and unused lines of credit totaling $16,165,000 and $16,268,000, respectively. As of September 30, 2007, management placed a high probability for required funding within one year of approximately $11.5 million. Approximately $3.6 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2007 was as follows: given a 200 basis point increase scenario net interest income would be increased by approximately .7%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 7.2%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On July 26, 2007 a report on Form 8-K was filed which contained a press release dated July 26, 2007 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2007.

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

Dated: November 8, 2007

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