Form 10-K
period 2007-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2008-03-28
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the AMEX on March 25, 2008, was $16,547,271. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 25, 2008:

Common Stock, $5.00 Par Value 1,528,443 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders	Part II, Items 6, 7, 7A,
of First West Virginia Bancorp, Inc. for	8 and 9A;
the year ended December 31, 2007.	Part III, Item 13;
Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s	Part III, Items 10,
Proxy statement for the 2008 Annual Meeting	11, 12, 13 and 14
of Shareholders.

FORM 10-K INDEX

PART 1

Item 1	Business

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

At December 31, 2007, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $252.7 million as of December 31, 2007.

Total Holding Company assets as of December 31, 2007, which include the assets of its operating subsidiary bank, were $253.2 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,538,443 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2006 to 291 registered shareholders. Shareholders’ equity at that date was $27,214,599.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2007, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Competition

Competition involving the Holding Company is generally felt at the subsidiary level. All phases of the banks’ business are highly competitive. The subsidiary bank encounters competition from commercial banks and other financial institutions. The subsidiary bank also competes with other insurance companies, small loan companies, credit unions with respect to lending activities and also in attracting a variety of deposit related instruments.

See Item 1A “Risk Factors” on page 9.

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

In December, 2004 the Company’s subsidiary bank entered into a Formal Agreement with the Office of the Comptroller of the Currency (OCC). The Formal Agreement contained certain required actions and certain restrictions. This agreement was terminated by the OCC on December 13, 2006. The Company also adopted a resolution with the Federal Reserve Bank of Cleveland, under authority given it by the Board of Governors of the Federal Reserve System, the federal regulatory agency for the Company. As with the agreement of the OCC, the Federal Reserve resolution necessitated certain actions and restrictions. Without prior Federal Reserve approval and a 30 day prior notice requirement, the resolution prohibited the Company from paying dividends, incurring debt, or participating in the acquisition of treasury stock. In addition, prior written approval was required before engaging in any non-bank activities. The resolution was terminated by the Federal Reserve Bank of Cleveland effective as of January 30, 2007.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies including, the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business.

As of December 31, 2007, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

Employees

As of December 31, 2007, the Holding Company had 4 part-time employees. As of December 31, 2007, the subsidiary bank of the Holding Company had a total of 102 full-time employees and 9 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2007, and such pages are incorporated herein by reference.

1.	Distribution of Assets, Liabilities and Stockholders’ equity;

Interest Rates and Interest Differential

		Page

a.	Average Balance Sheets	24

b.	Analysis of Net Interest Earnings	25

c.	Rate Volume Analysis of Changes in Interest Income and Expense	26

Statistical Information - continued

2.	Investment Portfolio

a.	Book Value of Investments

Book values of investment securities at December 31, 2007

and 2006 are as follows (in thousands):

	December 31, 2007	December 31, 2006
Securities held to maturity:
Obligations of states and political subdivisions	$664	$973

Total held to maturity	$664	$973

Securities available for sale :
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$26,477	$36,197
Obligations of states and political subdivisions	22,153	21,684
Mortgage-backed securities	57,001	51,665
Equity Securities	352	375

Total available for sale	105,983	109,921

Total	$106,647	$110,894

b.	Maturity Schedule of Investments	28

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

	The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans	11
	b.	Maturities and Sensitivity to Changes in Interest Rates	29
	c.	Risk Elements	30

Nonaccrual, Past Due and Restructured Loans			30

Potential problem loans			30

Foreign outstandings			N/A

Loan concentrations			14
	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		12, 31, 32

5.	Deposits

	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	24

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of Deposit and Other Time Deposits of $100,000 or more	13

Statistical Information - continued

	e.	Maturity Schedule of Foreign Time Certificates of Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		22

7.	Short-Term Borrowings		13, 32

Item 1A	Risk Factors

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

The Bank’s loan portfolio at December 31, 2007, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate	38.3%
Commercial, Principally Real Estate Secured	41.2%
Consumer	10.5%

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2007, approximately 73% of our loans were secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our market and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments in our loan portfolios and other real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of other real estate owned.

The homebuilding industry has experienced a sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the market area in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing the risk of increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

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

Item 1A	Risk Factors - Continued

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

Item 1A	Risk Factors - Continued

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

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2007 as described below.

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

Item 2	Properties (Continued)

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

Item 4	Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2007, the Holding Company had 291 registered shareholders of record who collectively held 1,528,443 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company as reported by the American Stock Exchange for each quarter in 2007 and 2006.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	High	$20.90	$20.30	$19.50	$17.55
	Low	$19.50	$19.15	$17.25	$13.70
2006	High	$19.40	$19.20	$20.25	$20.80
	Low	$18.75	$18.65	$18.70	$19.60

Dividends

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 17 of the Notes to Consolidated Financial Statements appearing at Page 16 of the Annual Report to Shareholders for the year ended December 31, 2007, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Holding Company in 2007, 2006 and 2005 were $.76 per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2007, 2006 and 2005.

DIVIDEND HISTORY OF HOLDING COMPANY

(per share)

	Dividend	Net Income	Ratio - Dividends to Net Income
2007	$.76	$1.33	57.1%
2006	$.76	$1.40	54.3%
2005	$.76	$1.48	51.4%

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

Performance Graph

Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First West Virginia Bancorp, Inc.	100.00	121.35	122.78	102.92	109.21	85.31
Russell 2000 Index	100.00	147.25	174.24	182.18	215.64	212.26
SNL <500M Bank Asset-Size	100.00	145.97	168.49	178.39	187.41	152.17

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2002 through December 31, 2007. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6	Selected Financial Data

Selected Financial Data on page 22 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 23 through 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk on pages 33 through 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8	Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 21 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2007, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has performed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information as required to be included in the Company’s periodic Securities Exchange Commission filings.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for the preparation and fair presentation of the consolidated financial statements and the related financial information included in this annual report. The financial statements and the information related to those statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2007. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company’s Internal Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditor have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

Item 9B	Other Information

Not Applicable

PART III

Item 10	Directors, Executive Officers and Corporate Governance

(a)	Directors of the Registrant

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2008 Proxy Statement dated March 12, 2008 for Annual Meeting of Stockholders to be held April 8, 2008, included in this report as Exhibit 99, is incorporated herein by reference.

(b)	Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1) (2)
Sylvan J. Dlesk	69	Chairman of the Board of the Holding Company since 2004; President & CEO of the Company since June 2006; Interim President and Chief Executive Officer of the Company from April 2005 to June 2006; Vice Chairman of the Board of the Holding Company 2000- 2004; President and CEO since June 2006; Interim President and Chief Executive Officer of Progressive Bank, N.A. from April 2005 to February 2006; Director of Holding Company and Director of Progressive Bank N.A. since 1988.

Laura G. Inman	66	Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Francie P. Reppy	47	Executive Vice President, Chief Administrative Officer, Chief Financial Officer and Treasurer of the Holding Company since 2005; Senior Vice President, Chief Financial Officer and Treasurer of the Holding Company 2004-2005; Senior Vice President and Chief Financial Officer of the Holding Company 2000-2004; Controller of the Holding Company 1992-2000; Executive Vice President, Chief Administrative Officer, and Chief Financial Officer since 2005; Senior Vice President, Chief Financial Officer and Cashier of Progressive Bank, N.A. 2004- 2005; Senior Vice President and Chief Financial Officer of Progressive Bank, N.A. 2000-2004; Controller of Progressive Bank, N.A. 1992-2000.

Connie R. Tenney	52	Vice President of the Holding Company since 1996; Senior Vice President of Progressive Bank, N.A. 2003; President, Chief Executive Officer, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1995-2003; Director of Progressive Bank, N.A. - Buckhannon 1990-2003; Executive Vice President, Cashier and Secretary of Progressive Bank, N.A.- Buckhannon 1990-1995; Cashier and Secretary 1986-1990.

Notes:

(1)

With the exception of Sylvan J. Dlesk, each of the executive officers has been employed as an officer or an employee for the Company for more than 5 years. Mr. Dlesk serves as President and Chief Executive Officer of the Company; Chairman of the Board of the Company and as a Director of the Bank, having been affiliated with the Company since 1988.

(2)	With the exception of Connie R. Tenney, all the principal officers of the Holding Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

PART III

Item 11	Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2008 Proxy Statement dated March 12, 2008 for Annual Meeting of Stockholders to be held April 8, 2008, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2008 Proxy Statement dated March 12, 2008 for Annual Meeting of Stockholders to be held April 8, 2008, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2008 Proxy Statement dated March 12, 2008 for Annual Meeting of Stockholders to be held April 8, 2008, included in this report as Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 14 of the Annual Report to Shareholders for the year ended December 31, 2007, included in this report as Exhibit 13.1, and incorporated herein by reference.

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

The Company also requires all directors to report related interests and to abstain prior to approval of any extensions of credit which are subject to board approval. Board approval is required for loans secured by real estate in excess of $300,000, non-real estate secured loans in excess of $150,000 and unsecured loans in excess of $25,000 to any related borrower. This is evidenced by the director signing a form prior to the approval of such loans. This reporting requirement was at the direction of the Corporate Governance, Human Resource and Compensation Committee.

Fees for services to the Company that are provided by any Director are subject to approval by the Board of Directors of the Company or its subsidiary.

Item 14	Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2008 Proxy Statement dated March 12, 2008 for Annual Meeting of Stockholders to be held April 8, 2008, included in this report as Exhibit 99, is incorporated herein by reference.

Item 15	Exhibits and Financial Statement Schedules

(a)	Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference in Item 8:

(b)	Reports on Form 8-K

On November 9, 2007 a report on Form 8-K was filed which contained a press release dated November 9, 2007 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2007.

On December 11, 2007 a report on Form 8-K was filed to record the approval of a change to the bylaws of the company to permit book-entry ownership of its stock.

(c)	Exhibits

See the attached Exhibit Index on page 20 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ SYLVAN J. DLESK
Chairman/President and Chief Executive Officer/Director
Date:	March 25, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ SYLVAN J. DLESK Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 25, 2008

/S/ FRANCIE P. REPPY Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 25, 2008

/S/ NADA E. BENEKE Nada E. Beneke	Director	March 25, 2008

/S/ GARY W. GLESSNER Gary W. Glessner	Director	March 25, 2008

/S/ LAURA G. INMAN Laura G. Inman	Director	March 25, 2008

/S/ JAMES C. INMAN, JR. James C. Inman, Jr.	Director	March 25, 2008

/S/ R. CLARK MORTON R. Clark Morton	Director	March 25, 2008

/S/ THOMAS A. NOICE Thomas A. Noice	Director	March 25, 2008

/S/ WILLIAM G. PETROPLUS William G. Petroplus	Director	March 25, 2008

/S/ THOMAS L. SABLE Thomas L. Sable	Director	March 25, 2008

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Amended and restated bylaws of First West Virginia Bancorp, Inc. Filed herewith and incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.6	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8. Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements. Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Filed herewith and incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 8, 2008. Filed herewith and incorporated herein by reference.