Form 10-Q
period 2008-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2008-05-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2008

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

The number of shares outstanding of the issuer’s common stock as of May 12, 2008: Common Stock, $5.00 Par Value, shares outstanding: 1,528,443 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
	(Unaudited)
Cash and due from banks	$6,074,934	$5,533,577
Due from banks - interest bearing	4,460,236	639,603
Federal funds sold	10,590,000	6,752,000

Total cash and cash equivalents	21,125,170	12,925,180
Investment securities:
Available-for-sale (at fair value)	104,421,202	105,983,126
Held-to-maturity (fair value of $677,767 and $675,604, respectively)	664,302	663,936
Loans	120,953,971	121,739,193
Less allowance for loan losses	(2,038,186)	(2,042,997)

Net loans	118,915,785	119,696,196
Premises and equipment, net	4,822,393	4,789,947
Accrued income receivable	1,126,102	1,236,153
Other intangible assets		14,792
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,460,525	3,429,560
Other assets	2,516,215	2,803,781

Total assets	$258,695,813	$253,186,790

LIABILITIES
Noninterest bearing deposits:
Demand	$25,427,655	$24,437,272
Interest bearing deposits:
Demand	34,883,358	33,232,800
Savings	51,428,321	50,969,862
Time	96,110,796	94,486,897

Total deposits	207,850,130	203,126,831
Federal funds purchased and securities sold under agreements to repurchase	11,828,048	12,196,144
Federal Home Loan Bank borrowings	9,287,103	9,298,492
Accrued interest payable	599,061	598,054
Other liabilities	941,501	752,670

Total liabilities	230,505,843	225,972,191

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at March 31, 2008 and December 31, 2007	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	14,740,547	14,394,610
Accumulated other comprehensive income	1,002,702	373,268

Total stockholders’ equity	28,189,970	27,214,599

Total liabilities and stockholders’ equity	$258,695,813	$253,186,790

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2008	2007
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,931,800	$1,875,703
Tax-exempt	136,487	146,333
Debt securities:
Taxable	1,103,790	1,045,876
Tax-exempt	201,093	216,771
Dividends	12,114	9,867
Other interest income	36,380	12,978
Federal funds sold	61,122	72,428

Total interest and dividend income	3,482,786	3,379,956

INTEREST EXPENSE
Deposits	1,178,756	1,155,201
Federal funds purchased and repurchase agreements	57,092	138,485
FHLB and other long-term borrowings	117,092	27,822

Total interest expense	1,352,940	1,321,508

Net interest income	2,129,846	2,058,448
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	2,129,846	2,058,448

NONINTEREST INCOME
Service charges and other fees	204,593	205,129
Net gains (losses) on available for sale securities	112,501	(54,193)
Other operating income	143,391	125,721

Total noninterest income	460,485	276,657

NONINTEREST EXPENSE
Salary and employee benefits	959,754	1,012,100
Net occupancy expense of premises	304,349	282,229
Other operating expenses	498,381	570,123

Total noninterest expense	1,762,484	1,864,452

Income before income taxes	827,847	470,653
INCOME TAXES	191,506	55,257

Net income	$636,341	$415,396

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.42	$0.27

DIVIDENDS PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2007	1,538,443	$7,692,215	$4,982,606	$14,394,610	$(228,100)	$373,268		$27,214,599
Comprehensive income:
Net income	—	—	—	636,341	—	—	$636,341	636,341
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	629,434	629,434	629,434

Comprehensive income							$1,265,775

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2008	1,538,443	$7,692,215	$4,982,606	$14,740,547	$(228,100)	$1,002,702		$28,189,970

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	1,538,443	$7,692,215	$4,982,606	$13,520,264	$(228,100)	$(690,031)		$25,276,954
Comprehensive income:
Net income	—	—	—	415,396	—	—	$415,396	415,396
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	288,633	288,633	288,633

Comprehensive income							$704,029

Cash dividend ($.19 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2007	1,538,443	$7,692,215	$4,982,606	$13,645,256	$(228,100)	$(401,398)		$25,690,579

			For the Three Months Ended March 31,
			2008	2007
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$699,601	$254,833
Less reclassification adjustment for gains (losses) included in net income			70,167	(33,800)

Net unrealized gains on securities			$629,434	$288,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$636,341	$415,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,252	98,987
Accretion of investment securities, net	(177,475)	(62,187)
Investment security (gains) losses	(112,501)	54,193
Increase in cash surrender value of bank-owned life insurance	(30,965)	(29,343)
Decrease in interest receivable	110,051	11,371
Increase (decrease) in interest payable	1,007	(47,101)
Other, net	96,636	(66,985)

Net cash provided by operating activities	642,346	374,331

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	777,044	1,723,405
Proceeds from sales of securities available-for-sale	6,995,487	4,162,390
Proceeds from maturities of securities available-for-sale	31,361,847	70,178,372
Principal collected on mortgage-backed securities	2,538,882	2,363,403
Purchases of securities available-for-sale	(38,035,487)	(75,268,385)
Recoveries on loans previously charged-off	3,367	1,452
Purchases of premises and equipment	(136,906)	(206,544)

Net cash provided by investing activities	3,504,234	2,954,093

FINANCING ACTIVITIES
Net increase in deposits	4,723,299	425,115
Dividends paid	(290,404)	(290,404)
Decrease in short-term borrowings	(368,096)	(527,612)
Principal payments on FHLB and other long-term borrowings	(11,389)	(10,861)

Net cash provided by (used in) financing activities	4,053,410	(403,762)

INCREASE IN CASH AND CASH EQUIVALENTS	8,199,990	2,924,662
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	12,925,180	11,371,636

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$21,125,170	$14,296,298

Supplemental Disclosures:
Cash Paid for Interest	$1,351,933	$1,368,609
Cash Paid for Income Taxes	$120,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 AND 2007

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2008 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2008 and December 31, 2007 respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $1,910,562 as of March 31, 2008 which are subject to recourse obligation or credit risk in the amount of $41,635. As of December 31, 2007 the loans sold under this agreement amounted to $1,981,262 and were subject to a recourse obligation or credit risk in the amount of $41,635. The amount of income recognized as of a result of this agreement was $1,724 and $1,682 for the period ending March 31, 2008 and 2007 respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 AND 2007

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,038,186 at March 31, 2008, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $14,792 and $22,188 in the three month periods ended March 31, 2008 and 2007, respectively. The unamortized balance from the purchase of these core deposit intangible assets is $-0- and $14,792 at March 31, 2008 and December 31, 2007, respectively. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

March 31, 2008 AND 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,460,525 and $3,429,560 at March 31, 2008 and December 31, 2007, respectively. The face value of the bank-owned life insurance at March 31, 2008 was approximately $9.4 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $7,853 and $39,614 for the three month periods ended March 31, 2008 and 2007, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2008 and 2007, respectively. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2008	2007
Before-tax amount	$1,009,194	$462,776
Tax effect	(379,760)	(174,143)

Net of tax effect	629,434	288,633
Net income as reported	636,341	415,396

Total comprehensive income	$1,265,775	$704,029

Fair Value Measurements: In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 AND 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of March 31, 2008, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2008, all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$1,342	$103,079	$—	$104,421

Recent Accounting Pronouncements: In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132®). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 AND 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2008	2007	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Total interest income	$3,483	$3,380	$13,708	$13,772	$13,128	$13,406
Total interest expense	1,353	1,322	5,431	4,943	4,070	4,195
Net interest income	2,130	2,058	8,277	8829	9,058	9,211
Provision for loan losses	—	—	(100)	—	180	300
Total other income	460	277	1,410	1,433	1,378	1,284
Total other expenses	1,762	1,864	7,272	7,614	7,451	6,747
Income before income taxes	828	471	2,515	2,648	2,804	3,448
Net income	636	415	2,036	2,144	2,262	2,637
PER SHARE DATA
Net income	$0.42	$0.27	$1.33	$1.40	$1.48	$1.73
Cash dividends declared	0.19	0.19	0.76	0.76	0.76	0.76
Book value per share	18.44	16.81	17.81	16.54	15.68	15.67
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$120,667	$120,494	$120,409	$129,997	$144,528	$151,562
Investment securities	103,279	111,622	109,278	109,533	102,882	110,528
Deposits - interest bearing	180,264	185,445	182,682	190,160	200,902	215,937
Stockholders’ equity	26,926	25,937	26,223	25,416	24,409	23,092
Total assets	254,260	254,796	253,930	262,946	270,500	284,930
BALANCE SHEET
Investments	$105,086	$109,929	$106,647	$110,894	$107,998	$106,561
Loans	120,954	118,967	121,739	120,709	135,214	154,331
Allowance for loan losses	(2,038)	(2,279)	(2,043)	(2,297)	(2,320)	(2,356)
Other assets	34,694	28,108	26,844	25,132	25,321	21,266

Total Assets	$258,696	$254,725	$253,187	$254,438	$266,213	$279,802

Deposits	$207,850	$210,833	$203,127	$210,409	$218,817	$236,171
Federal funds purchased and repurchase agreements	11,828	14,713	12,196	15,240	19,084	15,759
FHLB borrowings	9,287	2,332	9,298	2,343	2,385	2,425
Long term debt	—	—	—	—	1,000	—
Other liabilities	1,541	1,156	1,351	1,169	968	1,494
Stockholders’ equity	28,190	25,691	27,215	25,277	23,959	23,953

Total Liabilities and Stockholders’ equity	$258,696	$254,725	$253,187	$254,438	$266,213	$279,802

SELECTED RATIOS
Return on average assets	1.01%	0.66%	0.80%	0.82%	0.84%	0.93%
Return on average equity	9.50%	6.49%	7.76%	8.44%	9.27%	11.42%
Average equity to average assets	10.59%	10.18%	10.33%	9.67%	9.02%	8.10%
Dividend payout ratio	45.24%	70.37%	57.14%	54.29%	51.35%	43.93%
Loan to Deposit ratio	58.19%	56.43%	59.93%	57.37%	61.79%	65.35%

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

OVERVIEW

The Company reported net income of $636,341 or $.42 per share for the three months ended March 31, 2008 as compared to $415,396 or $.27 per share for the same period during 2007. The increase in net income for the three months ended March 31, 2008 as compared to the same period in 2007 of $220,945 or 53.2% was primarily the result of the increased net interest income and noninterest income and the decrease in noninterest expenses offset by the increase in income tax expense. As compared to the prior year, net interest income increased primarily due to the increase of $46,251 or 2.3% in the interest earned on loans and the increase of $42,236 or 3.4% in interest earned on investment securities, offset in part by an increase of $31,432 or 2.4% in the interest paid on deposit liabilities. Noninterest income increased primarily due to the gain on sales of investment securities combined with the increase in other operating income, offset in part by a decline in service charges and other fee income. Noninterest expenses declined $101,968 or 5.5% during the three month period ended March 31, 2008 as compared to the same period in 2007 and was primarily due to the reduction in salary and employee benefits expense and other operating expenses, offset in part by the increase in occupancy expenses.

The ROA was 1.01% for the three months ended March 31, 2008 as compared to .66% for the same period of the prior year. For the three months ended March 31, 2008 compared to March 31, 2007, the ROE was 9.50% and 6.49%, respectively.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2008

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007.

For the three months ended March 31, 2008, net interest income increased $71,398 or 3.5%, from the same period in 2007. The increase in net interest income was primarily due to the increase in the interest earned on loans and investment securities, offset in part by an increase in the interest paid on interest bearing liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in taxable equivalent net yield on average earning assets of 3.97% at March 31, 2008 as compared to 3.90% at March 31, 2007. The average earning assets declined $.7 million or .3% from March 31, 2007 to 2008.

Interest and fees on loans increased $46,251 or 2.3%, from the same period in 2007 due to the increase in the average loan volume combined with an increase in the yield earned on loans. The taxable equivalent yield on loans rose 6 basis points, to 7.20% at March 31, 2008 from 7.14% at March 31, 2007. The average balances on loans increased $.2 million or .1% since March 31, 2007. The increase in loan volume was primarily due to an increased demand in real estate residential loans.

Interest income on investment securities for the first quarter of 2008 increased $42,236 or 3.4% as compared to the same period of the prior year. The increase in interest income on investment securities was due to the rise in the yields earned which was partially offset by a decrease in the average volume. The taxable equivalent yield on investment securities rose 50 basis points, to 5.60% at March 31, 2008 from 5.10% at December 31, 2007 and increased 49 basis points from March 31, 2007. The activity of the investment portfolio declined with the average volume decreasing approximately $6.0 million or 5.5% since December 31, 2007 and $8.3 million or 7.5% since March 31, 2007.

Interest expense increased $31,432 or 2.4% during the three months ended March 31, 2008 as compared to the same period in 2007. The increase in interest expense was primarily due to increases in the average interest rates paid on interest bearing liabilities which were offset in part by a decline in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities increased 5 basis points, from 2.64% at March 31, 2007 to 2.69% at March 31, 2008, while the average volume fell $.9 million or .4% during this same period. The increase in the average volume and average yield on FHLB and other long term borrowings combined with the increase in the average yield on deposit accounts, offset in part by the decline in the average volume and the average yield on Federal funds purchased and repurchase agreements primarily contributed to the increased interest expense during the three months ended March 31, 2008 as compared to the same period in 2007.

Noninterest Income

Noninterest income increased $183,828 or 66.5% for the three months ended March 31, 2008 as compared to same period of the prior year. The increase in noninterest income was primarily due to the change in the net gains (losses) on sales of investment securities combined with the increase in other operating income, partially offset by a decline in service charges and other fee income.

The net gains (losses) on investment securities increased $166,694 or 307.6% for the three month period ended March 31, 2008 as compared to the same period in 2007. The increase in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $6.9 million of investment securities during the first quarter of 2008 to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $112,713. In the first quarter of 2007, the Company’s subsidiary bank sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the overall long-term average yield. A loss was incurred related to those sales of investment securities and amounted to $54,673. The Company elected to take the loss in the short-term in order to take advantage of the higher yields offered at the time these investment purchases were made as well as improving the long-term earnings. The Company accounted for securities gains of $114,253 and securities losses of $1,752 during the three month period ended March 31, 2008 and securities gains of $483 and securities losses of $54,676 during the three month period ended March 31, 2007.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions, income earned on bank owned life insurance and various other charges and fees related to normal customer banking relationships. Other operating income increased $17,670 or 14.0% in the three month period ended March 31, 2008 as compared to the same period in 2007. During the first quarter of 2008, the increase in other operating income was primarily due to an increase in ATM fees, credit card fees, checkbook sales and an increase in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by declines in safe deposit box rents, utility bill and collection fees and credit life commissions and other miscellaneous income.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007. Average balance sheet information for the periods ended March 31, 2008 and 2007 and December 31, 2007 was compiled using the daily averages. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited)						(Unaudited)
	March 31, 2008			December 31, 2007			March 31, 2007
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$22,902	$338	5.94%	$31,375	$1,333	4.25%	$34,313	$364	4.30%
Mortgage backed securities	57,785	746	5.19%	54,359	2,776	5.11%	53,659	678	5.12%
States and political subdivisions	22,258	216	3.90%	23,196	887	3.82%	23,294	217	3.78%
Other securities	334	5	6.02%	348	23	6.61%	356	4	4.56%

Total Investment securities:	103,279	1,305	5.08%	109,278	5,019	4.59%	111,622	1,263	4.59%
Interest bearing deposits	4,827	33	2.75%	1,779	84	4.72%	713	9	5.12%
Federal funds sold	8,793	61	2.79%	5,582	274	4.91%	5,692	72	5.13%
Loans, net of unearned income	120,667	2,068	6.89%	120,409	8,273	6.87%	120,494	2,022	6.81%
Other earning assets	1,199	16	5.37%	1,051	58	5.52%	901	14	6.30%

Total earning assets	238,765	3,483	5.87%	238,099	13,708	5.76%	239,422	3,380	5.73%
Other assets	17,538			17,873			17,666
Allowance for loan losses	(2,043)			(2,042)			(2,292)

Total Assets	$254,260			$253,930			$254,796

LIABILITIES
Time deposits	$95,725	$1,044	4.39%	$95,603	$4,130	4.32%	$96,540	$1,019	4.28%
Savings deposits	50,865	101	0.80%	52,513	415	0.79%	54,092	105	0.79%
Interest bearing demand deposits	33,674	34	0.41%	34,566	135	0.39%	34,813	31	0.36%
Federal funds purchased and repurchase agreements	12,670	57	1.81%	14,086	486	3.45%	15,340	139	3.67%
FHLB and other long-term borrowings	9,293	117	5.06%	5,351	265	4.95%	2,337	28	4.86%

Total interest bearing liabilities	202,227	1,353	2.69%	202,119	5,431	2.69%	203,122	1,322	2.64%
Demand deposits	23,614			24,321			24,545
Other liabilities	1,493			1,267			1,192

Total Liabilities	227,334			227,707			228,859
STOCKHOLDERS’ EQUITY	26,926			26,223			25,937

Total Liabilities and Stockholders’ Equity	$254,260			$253,930			$254,796

Net yield on earning assets		$2,130	3.59%		$8,277	3.48%		$2,058	3.49%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007, respectively. The effect of this adjustment is presented below.

Investment securities	$103,279	$1,439	5.60%	$109,278	$5,578	5.10%	$111,622	$1,407	5.11%
Loans	120,667	2,159	7.20%	120,409	8,664	7.20%	120,494	2,120	7.14%

Total earning assets	$238,765	$3,708	6.25%	$238,099	$14,658	6.16%	$239,422	$3,622	6.14%

Taxable equivalent net yield on earning assets		$2,355	3.97%		$9,227	3.88%		$2,300	3.90%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2008 (Continued)

Noninterest Expense

Noninterest expense decreased $101,968 or 5.5% for the three months ended March 31, 2008 as compared to same period of the prior year. Noninterest expense declined primarily due to decreased other operating expenses and salary and employee benefits expenses, offset in part by an increase in occupancy expenses.

Other operating expenses decreased $71,742, or 12.6%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a decrease in regulatory assessments, advertising expenses, postage and transportation expenses, directors’ fees, other taxes, service expense and other expenses, offset in part by increased stationery and supplies expense.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2008	2007
Directors’ fees	$32,875	35,625
Stationery and supplies	45,993	45,326
Regulatory assessment and deposit insurance	25,576	57,799
Advertising	7,853	39,614
Postage and transportation	44,993	49,207
Other taxes	51,386	52,132
Service expense	103,944	104,531
Other	185,761	185,889

Total	$498,381	$570,123

Salary and employee benefits decreased $52,346 or 5.2% during the three months ended March 31, 2008 over the same period in 2007. Salary and employee benefit expense in 2008 compared to 2007 decreased primarily as a result of the decline in salary expenses combined with the reduction in employee benefits expense.

Income Taxes

Income tax expense for the three month period ended March 31, 2008 was $191,506, increasing 246.6% compared to the same period in 2007. Income tax expense increased primarily due to the increase in pre-taxable income of $357,194, offset by an decrease in tax-exempt income of $25,524 during the first three months of 2008 over the same period in 2007. Components of the income tax expense for March 31, 2008 were $156,265 for federal taxes and $35,241 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $1.6 million or 1.5% from December 31, 2007 to March 31, 2008. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 80.2% of total securities at March 31, 2008, as compared to 79.5% at December 31, 2007. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $1,607,668 and $598,473 at March 31, 2008 and December 31, 2007, respectively. The fair value of securities classified as held to maturity was above book value by $13,465 and $11,668 at March 31, 2008 and December 31, 2007, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Three - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	March 31, 2008	December 31, 2007
Securities held-to-maturity:
Obligations of states and political subdivisions	$664	$664

Total held-to-maturity	664	664

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	19,301	26,477
Obligations of states and political subdivisions	21,169	22,153
Mortgage-backed securities	63,625	57,001
Equity securities	327	352

Total available-for-sale	104,422	105,983

Total	$105,086	$106,647

Table Four - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2008:

	(Expressed in thousands)
	March 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies
	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions
	2,813	(27)	—	—	2,813	(27)
Mortgage-backed securities	5,809	(32)	1,526	(4)	7,335	(36)

Total debt securities	8,622	(59)	1,526	(4)	10,148	(63)
Equity securities	—	—	—	—	—	—

Total	$8,622	$(59)	$1,526	$(4)	$10,148	$(63)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 31 positions that are temporarily impaired at March 31, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2008 and December 31, 2007 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	March 31, 2008				December 31, 2007
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S.
Government Agencies
Within One Year	$—	—%	$3,527	4.00%	$—	—%	$10,228	3.96%
After One But Within Five Years	—	—	4,694	4.18	—	—	16,245	4.25
After Five But Within Ten Years	—	—	11,076	4.86	—	—	—	—
After Ten Years	—	—	4	4.91	—	—	4	5.48

	—	—	19,301	4.54	—	—	26,477	4.14
States & Political Subdivisions
Within One Year	385	7.38	616	3.88	165	7.44	1,820	3.96
After One But Within Five Years	279	6.88	5,635	4.80	499	7.15	5,347	5.05
After Five But Within Ten Years	—	—	5,786	5.44	—	—	5,963	5.53
After Ten Years	—	—	9,132	5.73	—	—	9,023	5.85

	664	7.17	21,169	5.35	664	7.22	22,153	5.42
Mortgage-Backed Securities	—	—	63,625	5.10	—	—	57,001	5.13
Equity Securities	—	—	327	6.77	—	—	352	6.66

Total	$664	7.17%	$104,422	5.05%	$664	7.22%	$105,983	4.95%

Assets carried at $30,272,000 and $37,878,000 at March 31, 2008 and December 31, 2007, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased $785,222 or .7% from December 31, 2007 to March 31, 2008. The decrease in total loans during the first quarter of 2008 was primarily due to decreases in residential real estate loans, installment loans and in other loans which decreased approximately $987,000, $230,000 and $657,000, respectively, offset by an increase in commercial loans which increased approximately $1,088,000. The decrease in residential real estate loans was primarily due to the decreased demand for closed end loans secured by one to four family residential properties. Installment loans were relatively flat during the first quarter of 2008. Other loans fell primarily due to loan paydowns. The increase in commercial loans was primarily due to the usage of lines of credit by commercial borrowers.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-eight percent (38%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-two percent (42%) of the loan portfolio. Installment loans comprised ten percent (10%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2007 were a 1% increase in commercial and industrial loans and a 1% decrease in installment loans.

Table Six - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	March 31, 2008	December 31, 2007
Real Estate - residential:
Real estate - construction	$915	$927
Real estate - farmland	310	318
Real estate - residential	44,482	45,449

	$45,707	$46,694

Commercial:
Real estate-secured by nonfarm nonresidential	$42,409	$42,350
Commercial and industrial	8,908	7,879

	$51,317	$50,229

Installment:
Installment and other loans to individuals	$12,631	$12,861

Other:
Nonrated industrial development obligations	$11,358	$12,045
Other loans	139	109

	$11,497	$12,154

Total	121,152	121,938
Less unearned interest	198	199

	$120,954	$121,739

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2008 and December 31, 2007 :

	March 31, 2008			December 31, 2007
(dollars in thousands	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$517	$197	$201	$518	$199	$210
Commercial real estate - secured by nonfarm, nonresidential property	1,865	2,219	38,325	1,913	2,139	38,298
Commercial and industrial	2,467	2,811	3,630	1,526	2,850	3,503
Nonrated industrial development obligations	1,273	2,371	7,714	1,206	2,593	8,246

Total	$6,122	$7,598	$49,870	$5,163	$7,781	$50,257

The following table presents an analysis of fixed and variable rate loans as of March 31, 2008 and December 31, 2007 along with the contractual maturities of loans other than installment loans and residential mortgages:

	March 31, 2008			December 31, 2007
(dollars in thousands	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,822	$6,512	$6,739	$2,724	$6,479	$6,819
Variable Rates	3,300	1,086	43,131	2,439	1,302	43,438

Total	$6,122	$7,598	$49,870	$5,163	$7,781	$50,257

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

Total non-performing loans were $2,518,000 at March 31, 2008 as compared to $2,463,000 at December 31, 2007. The increase in non-performing loans was primarily due to an increase in non-accrual loans. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $2,518,000 or 2.1% of total loans outstanding as of March 31, 2008, as compared to $2,437,000 or 2.0% of total loans at December 31, 2007. Non-accrual loans increased during the first quarter of 2008 primarily due to the addition of three commercial loans and one residential real estate loan. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) March 31, 2008	December 31, 2007
Past Due 90 Days or More:
Real estate - residential	$—	$—
Commercial	—	14
Installment	—	12

	$—	$26

Non-accrual:
Real estate - residential	$855	$850
Commercial	1,661	1,586
Installment	2	1

	$2,518	$2,437

Total non-performing assets	$2,518	$2,463

Total non-performing assets to total loans and other real estate	2.08%	2.02%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $43,100, $18,700 and $156,500 for the three months ended March 31, 2008 and 2007 and for the year ended December 31, 2007, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)
	March 31,		December 31,
(dollars in thousands)	2008	2007	2007
Allowance for loan losses:
Balance at beginning of period:	$2,043	$2,297	$2,297
Loans charged off:
Real estate - residential	—	—	29
Commercial	—	—	111
Installment	8	19	26

	8	19	166
Recoveries:
Real estate - residential	—	—	—
Commercial	3	—	5
Installment	—	1	7

	3	1	12
Net charge-offs	5	18	154
Additions charged to operations	—	—	(100)

Balance at end of period:	$2,038	$2,279	$2,043

Average loans outstanding	$120,667	$120,494	$120,409

Ratio of net charge-offs to average loans outstanding for the period	0.00%	0.01%	0.13%
Ratio of the allowance for loan losses to loans outstanding for the period	1.68%	1.92%	1.68%

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

The allowance for loan losses decreased $4,811 or .2%, since December 31, 2007. The allowance for loan losses represented 1.7% of outstanding loans as of March 31, 2008 and at December 31, 2007. Loan charge-offs amounted to $8,178 for the three month period ended March 31, 2008, compared to loan charge-offs of $19,193 for the same period in 2007. There was no provision made to the allowance for loan losses during the first three months of 2008 and 2007. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2007, and the three month period ended March 31, 2008. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited)
	March 31,		December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$298	37.6%	$298	38.3%	$327	35.8%	$327	33.4%	$325	33.5%
Commercial	1,280	42.4	1,277	41.2	1,483	43.3	1,465	44.5	1,520	45.2
Installment	439	10.5	447	10.5	466	11.2	507	12.3	490	11.9
Others	21	9.5	21	10.0	21	9.7	21	9.8	21	9.4

Total	$2,038	100.0%	$2,043	100.0%	$2,297	100.0%	$2,320	100.0%	$2,356	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $4.7 million or 2.3% during the first three months of 2008. Since year end the increase in total deposits was primarily due to increases in interest bearing demand deposits, certificates of deposit accounts, noninterest bearing demand deposits, and savings deposits which increased approximately $1,651,000, $1,624,000, $990,000 and $458,000, respectively. At March 31, 2008, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2007 to March 31, 2008.

Table Eleven - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at March 31, 2008 and December 31, 2007, follows:

	Maturities of Time Deposits
	(Unaudited)
(dollars in thousands)	March 31, 2008	December 31, 2007
Due in 2008	$35,162	$45,687
Due in 2009	33,919	24,186
Due in 2010	12,802	12,242
Due in 2011	6,362	6,277
Due in 2012	6,081	6,071
Due in 2013 and thereafter	1,785	24

Total	$96,111	$94,487

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $27,518,000 and $26,532,000 at March 31, 2008 and December 31, 2007, respectively. Interest expense on certificates of deposit of $100,000 or more was $313,614 and $341,000 at March 31, 2008 and 2007, respectively.

Table Twelve – Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	March 31, 2008	December 31, 2007
Three Months or Less	$2,952	$3,605
Over Three and Less than Six Months	1,941	2,820
Over Six and Less than Twelve Months	13,701	7,959
Over Twelve Months	8,924	12,148

Total	$27,518	$26,532

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2008 and December 31, 2007. Repurchase agreements decreased $368,096 or 3.0%, from December 31, 2007 to March 31, 2008. The decrease in repurchase agreements since year end was primarily due to the reduction in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2008 was approximately $86.4 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $9,287,103 and $9,298,492 at March 31, 2008 and December 31, 2007, respectively. The subsidiary bank has two fixed rate bullet advances which amount to $7,000,000, with a weighted average interest rate of 5.08% which will mature in 2009 and 2010. The subsidiary bank also has two fixed rate amortizing advances with a weighted average interest rate of 4.76% which will mature in 2018.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at March 31, 2008 and December 31, 2008, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2008 were as follows:

2008	$34,989
2009	3,548,634
2010	3,550,999
2011	53,481
2012	56,082
Thereafter	2,042,918

$9,287,103

The Company has a non-revolving line of credit of $3.0 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjustable quarterly. The note matures in May 2015. The Company’s initial borrowing under the loan amounted to $2.0 million. There were no outstanding borrowings as of March 31, 2008 and as of December 31, 2007.

Capital Resources

Stockholders’ equity increased 1.3% during the three month period ended March 31, 2008 entirely from current earnings after quarterly dividends, and a 2.3% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 10.9% and 10.8% of total assets at March 31, 2008 and December 31, 2007, respectively. The Company paid dividends of $.19 per share during in the three month periods ended March 31, 2008 and 2007.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2008, without approval of the Comptroller of the Currency, of approximately $915,000, plus an additional amount equal to the bank’s net profit for 2008 up to the date of any such dividend declaration.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of March 31, 2008, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

			For Capital		To be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2008
Total Capital (to Risk Weighted Assets)	$27,293	19.30%	$11,313	8.0%	$14,142	10.0%
Tier I Capital (to Risk Weighted Assets)	25,535	18.06%	5,657	4.0%	8,485	6.0%
Tier I Capital (to Adjusted Total Assets)	25,535	10.11%	10,105	4.0%	12,631	5.0%
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$26,956	18.98%	$11,362	8.0%	$14,203	10.0%
Tier I Capital (to Risk Weighted Assets)	25,183	17.73%	5,681	4.0%	8,522	6.0%
Tier I Capital (to Adjusted Total Assets)	25,183	9.91%	10,170	4.0%	12,712	5.0%
Progressive Bank, N.A.
As of March 31, 2008
Total Capital (to Risk Weighted Assets)	$26,970	19.14%	$11,275	8.0%	$14,094	10.0%
Tier I Capital (to Risk Weighted Assets)	25,212	17.89%	5,637	4.0%	8,456	6.0%
Tier I Capital (to Adjusted Total Assets)	25,212	10.00%	10,085	4.0%	12,607	5.0%
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$26,620	18.80%	$11,325	8.0%	$14,156	10.0%
Tier I Capital (to Risk Weighted Assets)	24,847	17.55%	5,662	4.0%	8,494	6.0%
Tier I Capital (to Adjusted Total Assets)	24,847	9.80%	10,141	4.0%	12,676	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $104,421,202 classified as available for sale at March 31, 2008. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $10,148,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2008 was approximately $86.4 million subject to the purchase of additional FHLB stock. At March 31, 2008, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2008. At March 31, 2008 and December 31, 2007, the Company had outstanding loan commitments and unused lines of credit totaling $15,463,000 and $16,035,000, respectively. As of March 31, 2008, management placed a high probability for required funding within one year of approximately $7.2 million. Approximately $3.8 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2008 was as follows: given a 200 basis point increase scenario net interest income would be increased by approximately 5.2%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 12.0%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be increased by approximately 4.0%, and given a 100 basis point decrease scenario net interest income would be reduced by 5.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2007 for disclosures with respect to risk factors. There have been no material changes since year-end 2007 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	Submission of Matters to Vote of Security Holders

a.	Inapplicable

b.	Inapplicable

c.	Inapplicable

d.	Inapplicable

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On March 5, 2008 a report on Form 8-K was filed which contained a press release dated February 27, 2008 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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

Dated: May 9, 2008

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