Form 10-Q
period 2008-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2008-11-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2008: Common Stock, $5.00 Par Value, shares outstanding: 1,599,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS
	(Unaudited)
Cash and due from banks	$5,873,924	$5,533,577
Due from banks - interest bearing	4,209,763	639,603
Federal funds sold	10,410,000	6,752,000

Total cash and cash equivalents	20,493,687	12,925,180
Investment securities:
Available-for-sale (at fair value)	107,006,587	105,983,126
Held-to-maturity (fair value of $506,044 and $675,604, respectively)	499,947	663,936
Loans	121,220,070	121,739,193
Less allowance for loan losses	(1,947,468)	(2,042,997)

Net loans	119,272,602	119,696,196
Premises and equipment, net	4,743,080	4,789,947
Accrued income receivable	1,163,055	1,236,153
Other intangible assets	—	14,792
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,524,385	3,429,560
Other assets	3,730,324	2,803,781

Total assets	$262,077,786	$253,186,790

LIABILITIES
Noninterest bearing deposits:
Demand	$24,253,332	$24,437,272
Interest bearing deposits:
Demand	36,355,635	33,232,800
Savings	54,284,367	50,969,862
Time	94,997,724	94,486,897

Total deposits	209,891,058	203,126,831
Federal funds purchased and securities sold under agreements to repurchase	12,739,422	12,196,144
Federal Home Loan Bank borrowings	10,947,581	9,298,492
Accrued interest payable	566,944	598,054
Other liabilities	755,470	752,670

Total liabilities	234,900,475	225,972,191

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,538,443 shares issued at September 30, 2008 and December 31, 2007	7,692,215	7,692,215
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	4,982,606	4,982,606
Retained earnings	15,192,860	14,394,610
Accumulated other comprehensive income (loss)	(462,270)	373,268

Total stockholders’ equity	27,177,311	27,214,599

Total liabilities and stockholders’ equity	$262,077,786	$253,186,790

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,807,025	$1,956,372	$5,556,833	$5,711,270
Tax-exempt	141,258	149,015	414,382	440,362
Debt securities:
Taxable	1,143,728	1,038,556	3,357,421	3,158,362
Tax-exempt	221,296	207,805	607,607	634,517
Dividends	9,145	10,446	30,126	29,980
Other interest income	5,543	19,330	76,386	46,441
Federal funds sold	38,846	72,731	136,061	195,036

Total interest and dividend income	3,366,841	3,454,255	10,178,816	10,215,968

INTEREST EXPENSE
Deposits	1,149,214	1,185,841	3,473,606	3,493,867
Federal funds purchased and repurchase agreements	42,388	122,336	130,652	390,840
FHLB and other long-term borrowings	138,246	89,561	376,058	147,900

Total interest expense	1,329,848	1,397,738	3,980,316	4,032,607

Net interest income	2,036,993	2,056,517	6,198,500	6,183,361
PROVISION FOR LOAN LOSSES	—	(100,000)	—	(100,000)

Net interest income after provision for loan losses	2,036,993	2,156,517	6,198,500	6,283,361

NONINTEREST INCOME
Service charges and other fees	201,658	237,541	615,091	688,097
Net gains (losses) on available for sale securities	(2,081)	(605)	109,909	(51,961)
Other operating income	153,780	132,545	422,392	368,602

Total noninterest income	353,357	369,481	1,147,392	1,004,738

NONINTEREST EXPENSE
Salary and employee benefits	900,893	961,406	2,726,477	2,938,821
Net occupancy expense of premises	308,710	265,536	924,177	831,444
Other operating expenses	525,110	560,356	1,569,836	1,669,190

Total noninterest expense	1,734,713	1,787,298	5,220,490	5,439,455

Income before income taxes	655,637	738,700	2,125,402	1,848,644
INCOME TAXES	133,732	159,087	455,939	347,613

Net income	$521,905	$579,613	$1,669,463	$1,501,031

WEIGHTED AVERAGE SHARES OUTSTANDING	1,528,443	1,528,443	1,528,443	1,528,443

EARNINGS PER COMMON SHARE	$0.34	$0.38	$1.09	$0.98

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2007	1,538,443	$7,692,215	$4,982,606	$14,394,610	$(228,100)	$373,268		$27,214,599
Comprehensive income:
Net income	—	—	—	1,669,463	—	—	$1,669,463	1,669,463
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(835,538)	(835,538)	(835,538)

Comprehensive income							$833,925

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2008	1,538,443	$7,692,215	$4,982,606	$15,192,860	$(228,100)	$(462,270)		$27,177,311

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2006	1,538,443	$7,692,215	$4,982,606	$13,520,264	$(228,100)	$(690,031)		$25,276,954
Comprehensive income:
Net income	—	—	—	1,501,031	—	—	$1,501,031	1,501,031
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	269,274	269,274	269,274

Comprehensive income							$1,770,305

Cash dividend ($.57 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2007	1,538,443	$7,692,215	$4,982,606	$14,150,082	$(228,100)	$(420,757)		$26,176,046

			For the Nine Months Ended September 30,
			2008	2007
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period			$(766,988)	$237,226
Less reclassification adjustment for gains (losses) included in net income			68,550	(32,048)

Net unrealized gains (losses) on securities			$(835,538)	$269,274

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,669,463	$1,501,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	(100,000)
Depreciation and amortization	335,486	304,544
Amortization of investment securities, net	(195,391)	(180,264)
Investment security (gains) losses	(109,909)	51,961
Increase in cash surrender value of bank-owned life insurance	(94,825)	(90,586)
Decrease (increase) in interest receivable	73,098	(40,524)
Increase in interest payable	(31,110)	(13,862)
Other, net	(419,632)	(271,204)

Net cash provided by operating activities	1,227,180	1,161,096

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	350,527	675,216
Proceeds from sales of securities available-for-sale	7,068,208	6,199,061
Proceeds from maturities of securities available-for-sale	158,731,187	202,129,066
Proceeds from maturities of securities held-to-maturity	165,000	155,000
Principal collected on mortgage-backed securities	7,821,458	6,722,569
Purchases of securities available-for-sale	(175,679,674)	(208,796,462)
Recoveries on loans previously charged-off	73,067	4,801
Purchases of premises and equipment	(273,827)	(592,371)

Net cash provided by (used in) investing activities	(1,744,054)	6,496,880

FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,764,227	(5,695,643)
Dividends paid	(871,213)	(871,213)
Increase (decrease) in short-term borrowings	543,278	(1,062,413)
Increase in FHLB and other long-term borrowings	1,649,089	6,967,028

Net cash provided by (used in) financing activities	8,085,381	(662,241)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,568,507	6,995,735
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	12,925,180	11,371,636

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$20,493,687	$18,367,371

Supplemental Disclosures:
Cash Paid for Interest	$4,011,427	$4,046,469
Cash Paid for Income Taxes	$620,691	$289,076

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 AND 2007

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2008, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2008 and December 31, 2007, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $1,834,014 as of September 30, 2008 which are subject to recourse obligation or credit risk in the amount of $43,043. As of December 31, 2007 the loans sold under this agreement amounted to $1,981,262 and were subject to a recourse obligation or credit risk in the amount of $41,635. The amount of income recognized as of a result of this agreement was $6,102 and $7,121 for the nine month period ending September 30, 2008 and 2007, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 AND 2007

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,947,468 at September 30, 2008, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $-0- and $22,188 in the three month periods ended September 30, 2008 and 2007. The unamortized balance from the purchase of these core deposit intangible assets is $-0- and $14,792 at September 30, 2008 and December 31, 2007, respectively. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

September 30, 2008 AND 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,524,385 and $3,429,560 at September 30, 2008 and December 31, 2007, respectively. The face value of the bank-owned life insurance at September 30, 2008 was approximately $9.3 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $20,569 and $36,839 for the three month periods ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007 advertising expenses amounted to $62,307 and $136,531, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income:

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2008 and September 30, 2007. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Before-tax amount	$(481,050)	$1,315,935	$(1,339,647)	$431,736
Tax effect	181,019	(495,186)	504,109	(162,462)

Net of tax effect	(300,031)	820,749	(835,538)	269,274
Net income as reported	521,905	579,613	1,669,463	1,501,031

Total comprehensive income (loss)	$221,874	$1,400,362	$833,925	$1,770,305

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 AND 2007

(Unaudited)

As of September 30, 2008, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2008, all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$288	$106,719	$—	$107,007

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

September 30, 2008 AND 2007

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2008	2007	2008	2007	2007	2006	2005
SUMMARY OF OPERATIONS
Total interest income	$3,367	$3,454	$10,179	$10,216	$13,708	$13,772	$13,128
Total interest expense	1,330	1,398	3,980	4,033	5,431	4,943	4,070
Net interest income	2,037	2,056	6,199	6,183	8,277	8,829	9,058
Provision for loan losses	—	(100)	—	(100)	(100)	—	180
Total other income	354	370	1,147	1,005	1,410	1,433	1,378
Total other expenses	1,735	1,787	5,221	5,439	7,272	7,614	7,451
Income before income taxes	656	739	2,125	1,849	2,515	2,648	2,804
Net income	522	580	1,669	1,501	2,036	2,144	2,262
PER SHARE DATA
Net income	$0.34	$0.38	$1.09	$0.98	$1.33	$1.40	$1.48
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.76	0.76
Book value per share	17.78	17.13	17.78	17.13	17.81	16.54	15.68
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$119,491	$120,087	$119,932	$120,022	$120,409	$129,997	$144,528
Investment securities	111,161	108,402	107,646	110,468	109,278	109,533	102,882
Deposits - interest bearing	184,540	181,763	182,146	183,466	182,682	190,160	200,902
Stockholders’ equity	27,472	26,264	27,193	26,080	26,223	25,416	24,409
Total assets	262,155	253,290	257,701	253,335	253,930	262,946	270,500
SELECTED RATIOS
Return on average assets	0.79%	0.91%	0.87%	0.79%	0.80%	0.82%	0.84%
Return on average equity	7.56%	8.76%	8.20%	7.69%	7.76%	8.44%	9.27%
Average equity to average assets	10.48%	10.37%	10.55%	10.29%	10.33%	9.67%	9.02%
Dividend payout ratio	55.88%	50.00%	52.29%	58.16%	57.14%	54.29%	51.35%
Loan to Deposit ratio	57.75%	58.59%	57.75%	58.59%	59.93%	57.37%	61.79%

	(Unaudited)
	September 30,		December 31,
	2008	2007	2007	2006	2005
BALANCE SHEET
Investments	$107,506	$105,045	$106,647	$110,894	$107,998
Loans	121,220	119,942	121,739	120,709	135,214
Allowance for loan losses	(1,947)	(2,110)	(2,043)	(2,297)	(2,320)
Other assets	35,299	32,794	26,844	25,132	25,321

Total Assets	$262,078	$255,671	$253,187	$254,438	$266,213

Deposits	$209,891	$204,713	$203,127	$210,409	$218,817
Federal funds purchased and repurchase agreements	12,739	14,178	12,196	15,240	19,084
FHLB borrowings	10,948	9,310	9,298	2,343	2,385
Long term debt	—	—	—	—	1,000
Other liabilities	1,323	1,294	1,351	1,169	968
Stockholders’ equity	27,177	26,176	27,215	25,277	23,959

Total Liabilities and Stockholders’ equity	$262,078	$255,671	$253,187	$254,438	$266,213

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

OVERVIEW

The Company reported net income of $1,669,463 or $1.09 per share for the nine months ended September 30, 2008 compared to $1,501,031 or $.98 per share for the same period during 2007. The increase in net income for the nine months ended September 30, 2008 as compared to the same period in 2007 of $168,432 or 11.2% was primarily the result of the increases in net interest income and noninterest income combined with the decrease in noninterest expenses and the increase in the provision for loan losses offset in part by the increase in income tax expense. As compared to the same period in the prior year, net interest income increased $15,139 or .2%, primarily due to the increase in the income earned on investment securities and other interest income, offset in part by an increase in the interest expense paid on interest bearing liabilities combined with the decline in the interest and fees earned on loans. Noninterest income increased $142,654 or 14.2% primarily due to the change in the gains (losses) on sales of investment securities combined with the increase in other operating income, offset in part by the decrease in service charges and other fee income. Noninterest expenses declined $218,965 or 4.0% during the nine month period ended September 30, 2008 as compared to the same period in 2007 due to the decreases in salary and employee benefits expense and in other operating expenses, offset in part by a increase in occupancy expenses. The ROA was .87% for the nine months ended September 30, 2008 as compared to .79% for the same period of the prior year. For the nine months ended September 30, 2008 compared to September 30, 2007, the ROE was 8.20% and 7.69%, respectively.

For the third quarter of 2008, net income was $521,905 or $.34 per share as compared to $579,613 or $.38 per share for the same period in 2007. The decrease in earnings was primarily due to decreases in net interest income and noninterest income, offset in part by decreases in noninterest expenses and in income taxes and the increase in the provision for loan losses. Noninterest expenses were reduced $52,585 or 2.9% during the three month period ended September 30, 2008 as compared to the same period in 2007 primarily due to the decreases in salary and employee benefits expense and other operating expenses, offset in part by the increase in occupancy expenses. Net interest income decreased $19,524 or 1.0% primarily due to the decrease in the interest earned on loans, offset in part by an increase in the interest earned on investment securities and the decrease in the interest paid on interest bearing liabilities. The decline in noninterest income was primarily due to the decrease in service charges and other fee income combined with change in the gains (losses) on sales of investment securities, offset in part by the increase in other operating income. The ROA was .79% for the three months ended September 30, 2008 as compared to .91% for the same period of the prior year. For the three months ended September 30, 2008 compared to September 30, 2007, the ROE was 7.56% and 8.76%, respectively.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2008

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007.

For the nine months ended September 30, 2008, net interest income was $6,198,500, an increase of $15,139 or .2%, from the same period in 2007. Net interest income rose primarily due to the increase in average volume of earning assets offset in part by the decline in the taxable equivalent yield on earning assets. The average earning assets increased approximately $4.3 million or 1.8% from September 30, 2007 to 2008. The taxable equivalent net yield on earning assets decreased from 3.88% at September 30, 2007 to 3.80% at September 30, 2008.

Interest income on investment securities during the first nine months of 2008 increased $172,149 or 4.5% as compared to the same period of the prior year. The increase in interest income on investment securities during the first nine months of 2008 was primarily due to the rise in the yields earned which was partially offset by a decline in the average volume. The taxable equivalent yield on investment securities rose 32 basis points in 2008, from 5.10% at December 31, 2007 to 5.42% at September 30, 2008 and increased 32 basis points from September 30, 2007. The average volume of investment securities have decreased approximately $2.8 million or 2.6% since September 30, 2007.

Interest and fees on loans decreased $180,417 or 2.9%, from the same period in 2007 due to the decline in the average yield on loans, offset in part by the increase in the average loan volume. The taxable equivalent yield on loans fell 24 basis points in 2008 from 7.20% at December 31, 2007 to 6.96% at September 30, 2008 and fell 22 basis points from September 30, 2007. The average loan volume fell approximately $.1 million or .1% since September 30, 2007.

During the nine months ended September 30, 2008, interest expense decreased $52,291 or 1.3% as compared to the same period in 2007. The decline in the yield paid on interest bearing liabilities, offset in part by the increase in the average volume primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2008. The average yield paid on interest bearing liabilities fell 9 basis points from 2.69% at December 31, 2007 to 2.60% at September 30, 2008.

Noninterest Income

Noninterest income increased $142,654 or 14.2% for the nine months ended September 30, 2008 as compared to same period of the prior year. The increase in noninterest income was primarily due to the change in the net gains (losses) on sales of investment securities combined with the increase in other operating income, partially offset by a decline in service charges and other fee income.

The net gains (losses) on investment securities increased $161,870 or 311.5% for the nine month period ended September 30, 2008 as compared to the same period in 2007. The increase in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $6.9 million of investment securities during the first quarter of 2008 to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $112,713. During the first quarter of 2007, the Company’s subsidiary bank sold approximately $4.2 million of lower yielding taxable investment securities to purchase higher yielding taxable investment securities to improve the overall long-term average yield. A loss was incurred related to those sales of investment securities and amounted to $54,673. The Company elected to take the loss in the short-term in order to take advantage of the higher yields offered at the time these investment purchases were made as well as improving the long-term earnings. The Company accounted for securities gains of $114,687 and securities losses of $4,778 during the nine month period ended September 30, 2008 and securities gains of $6,904 and securities losses of $58,865 during the nine month period ended September 30, 2007.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007. Average balance sheet information for the periods ended September 30, 2008 and 2007 and December 31, 2007 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the nine months ended September 30, 2008			December 31, 2007			For the nine months ended September 30, 2007
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U.S. Government agencies	$22,891	$867	5.06%	$31,375	$1,333	4.25%	$32,178	$1,028	4.27%
Mortgage backed securities	62,819	2,443	5.19%	54,359	2,776	5.11%	54,577	2,086	5.11%
States and political subdivisions	20,774	608	3.91%	23,196	887	3.82%	23,362	667	3.82%
Other securities	1,162	47	5.40%	348	23	6.61%	351	12	4.57%

Total Investment securities:	107,646	3,965	4.92%	109,278	5,019	4.59%	110,468	3,793	4.59%
Interest bearing deposits	3,873	66	2.28%	1,779	84	4.72%	917	35	5.10%
Federal funds sold	9,029	136	2.01%	5,582	274	4.91%	5,131	195	5.08%
Loans, net of unearned income	119,932	5,971	6.65%	120,409	8,273	6.87%	120,022	6,152	6.85%
Other earning assets	1,316	41	4.16%	1,051	58	5.52%	998	41	5.49%

Total earning assets	241,796	10,179	5.62%	238,099	13,708	5.76%	237,536	10,216	5.75%
Other assets	17,891			17,873			18,053
Allowance for loan losses	(1,986)			(2,042)			(2,254)

Total Assets	$257,701			$253,930			$253,335

LIABILITIES
Time deposits	$95,272	$3,033	4.25%	$95,603	$4,130	4.32%	$95,913	$3,084	4.30%
Savings deposits	52,085	329	0.84%	52,513	415	0.79%	53,106	312	0.79%
Interest bearing demand deposits	34,789	111	0.43%	34,566	135	0.39%	34,447	98	0.38%
Federal funds purchased and repurchase agreements	11,990	131	1.46%	14,086	486	3.45%	14,349	391	3.64%
FHLB and other long-term borrowings	9,965	376	5.04%	5,351	265	4.95%	4,018	148	4.92%

Total interest bearing liabilities	204,101	3,980	2.60%	202,119	5,431	2.69%	201,833	4,033	2.67%
Demand deposits	25,004			24,321			24,192
Other liabilities	1,403			1,267			1,230

Total Liabilities	230,508			227,707			227,255
STOCKHOLDERS’ EQUITY	27,193			26,223			26,080

Total Liabilities and Stockholders’ Equity	$257,701			$253,930			$253,335

Net yield on earning assets		$6,199	3.42%		$8,277	3.48%		$6,183	3.48%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007, respectively. The effect of this adjustment is presented below.

Investment securities	$107,646	$4,370	5.42%	$109,278	$5,578	5.10%	$110,468	$4,216	5.10%
Loans	119,932	6,247	6.96%	120,409	8,664	7.20%	120,022	6,445	7.18%

Total earning assets	$241,796	$10,860	6.00%	$238,099	$14,658	6.16%	$237,536	$10,932	6.15%

Taxable equivalent net yield on earning assets		$6,880	3.80%		$9,227	3.88%		$6,899	3.88%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2008 (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2008, other operating income increased $53,790 or 14.6% compared to the same period in 2007. The increase in other operating income during the nine month period ended September 30, 2008 as compared to the same period in the prior year was primarily due to increases in ATM fees, credit card fees, filing fee income and an increase in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by declines in safe deposit box rents, utility bill and collection fees, checkbook sales and credit life commissions and other miscellaneous income.

Noninterest Expense

Noninterest expense decreased $218,965 or 4.0% for the nine months ended September 30, 2008 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in salary and employee benefits expenses and other operating expenses, offset in part by an increase in occupancy expenses.

Salary and employee benefits decreased $212,344 or 7.2% during the nine months ended September 30, 2008 over the same period in 2007. Salary and employee benefit expense in 2008 compared to 2007 decreased primarily as a result of the decline in salary expenses combined with the reduction in employee benefits expense.

Other operating expense decreased $99,354, or 6.0%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a reduction in directors’ fees, advertising expenses, postage and transportation expenses, service expenses, other expense, and regulatory assessments, offset in part by increases in stationery and supplies expenses and other taxes.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2008	2007
Directors’ fees	$97,400	$99,700
Stationery and supplies	160,678	104,894
Regulatory assessment and deposit insurance	79,636	80,762
Advertising	62,307	136,531
Postage and transportation	125,372	142,432
Other taxes	150,494	142,644
Service expense	310,061	344,824
Other	583,888	617,403

Total	$1,569,836	$1,669,190

Net occupancy expenses of premises increased $92,733 or 11.2% during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in furniture and fixture and building depreciation expenses and the increase in expenses for other real estate owned property, offset in part by the reduction in lease expenses due to the closure of the subsidiary bank’s supermarket branch office contributed to the increase in occupancy expenses in 2008 as compared to 2007.

Income Taxes

Income tax expense for the nine month period ended September 30, 2008 was $455,939, increasing 31.2% compared to the same period in 2007. Income tax expense increased primarily due to the increase in pre-taxable income of $276,758, offset in part by the decrease in tax-exempt income during the first nine months of 2008 over the same period in 2007. Components of the income tax expense for September 30, 2008 were $368,418 for federal taxes and $87,521 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2008 and 2007. Average balance sheet information for the periods ended September 30, 2008 and 2007 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2008 and 2007.

	(Unaudited) For the three months ended September 30, 2008			(Unaudited) For the three months ended September 30, 2007
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$23,625	$274	4.61%	$30,829	$326	4.20%
Mortgage backed securities	65,995	858	5.17%	54,136	693	5.08%
Obligations of states and political subdivisions	19,731	193	3.89%	23,090	223	3.83%
Other securities	1,810	25	5.49%	347	4	4.57%

Total Investment securities:	111,161	1,350	4.83%	108,402	1,246	4.56%
Interest bearing deposits	3,664	17	1.85%	1,239	16	5.12%
Federal funds sold	10,092	39	1.54%	6,021	73	4.81%
Loans, net of unearned income	119,491	1,948	6.49%	120,087	2,105	6.95%
Other earning assets	1,449	13	3.57%	1,143	14	4.86%

Total earning assets	245,857	3,367	5.45%	236,892	3,454	5.78%
Other assets	18,243			18,611
Allowance for loan losses	(1,945)			(2,213)

Total Assets	$262,155			$253,290

LIABILITIES
Time deposits	$94,896	$982	4.12%	$95,584	$1,045	4.34%
Savings deposits	53,568	122	0.91%	51,964	102	0.78%
Interest bearing demand deposits	36,076	46	0.51%	34,215	39	0.45%
Federal funds purchased and repurchase agreements	12,640	42	1.32%	13,278	119	3.56%
FHLB and other long-term borrowings	10,957	138	5.01%	7,337	93	5.03%

Total interest bearing liabilities	208,137	1,330	2.54%	202,378	1,398	2.74%
Demand deposits	25,280			23,344
Other liabilities	1,266			1,304

Total Liabilities	234,683			227,026
STOCKHOLDERS’ EQUITY	27,472			26,264

Total Liabilities and Stockholders’ Equity	$262,155			$253,290

Net yield on earning assets		$2,037	3.30%		$2,056	3.44%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2008 and 2007, respectively. The effect of this adjustment is presented below.

Investment securities	$111,161	$1,513	5.41%	$108,402	$1,385	5.07%
Loans	119,491	2,042	6.80%	120,087	2,205	7.28%

Total earning assets	$245,857	$3,624	5.86%	$236,892	$3,693	6.18%

Taxable equivalent net yield on earning assets		$2,294	3.71%		$2,295	3.84%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2008

Net Interest Income

For the three months ended September 30, 2008, net interest income was $2,036,993, decreasing $19,524 or 1.0%, from the same period in 2007. The decrease in net interest income was primarily due to the decrease in the interest earned on loans, offset in part by the increase in the interest earned on investment securities and the decrease in the interest paid on interest bearing liabilities. The taxable equivalent net yield on earnings assets decreased from 3.84% at September 30, 2007 to 3.71% at September 30, 2008. Table Three presents the average balance sheets and an interest rate analysis for three months ended September 30, 2008 and 2007.

Interest and fees on loans decreased $157,104 or 7.5% for the three month period ended September 30, 2008 as compared to the same period in 2007 due to the decline in the average yield on loans. The taxable equivalent yield on loans fell 40 basis points, to 6.80% at September 30, 2008 from 7.20% at December 31, 2007 and decreased 48 basis points from September 30, 2007.

Interest income on investment securities increased $118,663 or 9.5% during the third quarter of 2008 compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the rise in the average yield earned. The taxable equivalent yield earned on investment securities rose 34 basis points, to 5.41% for the three months ended September 30, 2008 as compared to 5.07% for the same period in 2007.

Interest expense paid on deposit liabilities fell $67,890 or 4.9% during the three months ended September 30, 2008 as compared to the same period in 2007. The decline in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities, which were offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 20 basis points, from 2.74% at September 30, 2007 to 2.54% at September 30, 2008. The average volume of interest bearing liabilities rose approximately $5.8 million or 2.8%, from September 30, 2007 to September 30, 2008 primarily due to an increase in Federal Home Loan Bank borrowings and in savings deposits and interest bearing deposit balances, offset in part by the decline in the balances maintained in certificate of deposit accounts and repurchase agreements.

Noninterest Income

Noninterest income decreased $16,124 or 4.4% for the three months ended September 30, 2008 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decreases in service charges and other fee income and the change in the net gains (losses) on sales of investment securities, offset in part by the increase in other operating income.

Service charges decreased $35,883 during the three months ended September 30, 2008, down 15.1%, from the same period in 2007. The decline in service charges and other fee income was primarily due to decreases in overdraft fees, service fees assessed on deposit accounts.

The Company accounted for securities gains of $175 and securities losses of $2,256 during the three month period ended September 30, 2008 and securities gains of $333 and securities losses of $938 during the same period in 2007.

For the third quarter of 2008, other operating income increased $21,235 or 16.0% as compared to same period of the prior year. The increase in other operating income during the three month period ended September 30, 2008 as compared to the same period in the prior year was primarily due to increases in ATM fees, credit card fees, filing fee income, and an increase in earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by declines in sales of checkbooks, utility bill and collection fees and other miscellaneous income.

Noninterest Expense

Noninterest expense decreased $52,585 or 2.9% for the three months ended September 30, 2008 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in salary and employee benefits and in other operating expenses, offset in part by an increases in occupancy expenses of premises.

Salary and employee benefits decreased $60,513 or 6.3% during the three months ended September 30, 2008 over the same period in 2007. The decrease in salary and employee benefit expense in 2008 compared to 2007 was primarily due to the decline in salary expenses combined with the reduction in employee benefits expenses.

Other operating expense decreased $35,246, or 6.3%, compared to the same period of the prior year. The decrease in other operating expenses during the three month period ended September 30, 2008 as compared to 2007 was attributable primarily due to the decreases in director fees, advertising expenses, postage and transportation expenses, service expense, and in other expenses, which were offset in part by increases in stationery and supplies expenses, regulatory assessments, and other taxes,

Net occupancy expenses of premises increased $43,174 or 16.3% during the three months ended September 30, 2008 compared to the same period in 2007. The increase in occupancy expenses was primarily due to increases in furniture and fixture depreciation expenses and maintenance expenses and the increase in expenses for other real estate owned property, offset in part by the reduction in banking premises expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2008	2007
Directors’ fees	$30,125	$31,975
Stationery and supplies	54,539	31,268
Regulatory assessment and deposit insurance	28,631	26,706
Advertising	20,569	36,839
Postage and transportation	43,839	49,585
Other taxes	50,396	48,949
Service expense	102,068	118,354
Other	194,943	216,680

Total	$525,110	$560,356

Income Taxes

Income tax expense for the three month period ended September 30, 2008 was $133,732, decreasing 15.9% compared to the same period in 2007. Income tax expense decreased primarily due to the decrease in pre-taxable income during the three month period ended September 30, 2008 over the same period in 2007. Components of the income tax expense for the three months ended September 30, 2008 were $106,886 for federal taxes and $26,846 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities increased approximately $.9 million or .8% from December 31, 2007 to September 30, 2008. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 83.3% of total securities at September 30, 2008, as compared to 79.5% at December 31, 2007. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was below book value by $741,175 at September 30, 2008 and was above book value by $598,473 at December 31, 2007, respectively. The fair value of securities classified as held to maturity was above book value by $6,097 and $11,668 at September 30, 2008 and December 31, 2007, respectively.

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

(dollars in thousands)	(Unaudited) September 30, 2008	December 31, 2007
Securities held-to-maturity:
Obligations of states and political subdivisions	$500	$664

Total held-to-maturity	500	664

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	21,508	26,477
Obligations of states and political subdivisions	18,483	22,153
Corporate debt securities	1,214	—
Mortgage-backed securities	65,538	57,001
Equity securities	263	352

Total available-for-sale	107,006	105,983

Total	$107,506	$106,647

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2008:

	(Expressed in thousands) September 30, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies	$15,886	$(102)	$—	$—	$15,886	$(102)
Obligations of states and political subdivisions	12,199	(533)	—	—	12,199	(533)
Corporate debt securities	1,214	(291)	—	—	1,214	(291)
Mortgage-backed securities	26,894	(255)	763	(6)	27,657	(261)

Total debt securities	56,193	(1,181)	763	(6)	56,956	(1,187)
Equity securities	—	—	—	—	—	—

Total	$56,193	$(1,181)	$763	$(6)	$56,956	$(1,187)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 90 positions that are temporarily impaired at September 30, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2008 and December 31, 2007 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) September 30, 2008				December 31, 2007
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S.
Government Agencies
Within One Year	$—	—%	$3,047	4.27%	$—	—%	$10,228	3.96%
After One But Within Five Years	—	—	1,568	4.52	—	—	16,245	4.25
After Five But Within Ten Years	—	—	16,889	5.04	—	—	—	—
After Ten Years	—	—	4	2.65	—	—	4	5.48

	—	—	21,508	4.89	—	—	26,477	4.14
States & Political Subdivisions
Within One Year	320	7.85	1,592	3.88	165	7.44	1,820	3.96
After One But Within Five Years	180	5.76	4,969	4.46	499	7.15	5,347	5.05
After Five But Within Ten Years	—	—	4,124	5.70	—	—	5,963	5.53
After Ten Years	—	—	7,798	6.15	—	—	9,023	5.85

	500	7.10	18,483	5.40	664	7.22	22,153	5.42
Corporate Debt Securities
Within One Year	—	—	—	—	—	—	—	—
After One But Within Five Years	—	—	1,214	7.34	—	—	—	—
After Five But Within Ten Years	—	—	—	—	—	—	—	—
After Ten Years	—	—	—	—	—	—	—	—

	—	—	1,214	7.34	—	—	—	—
Mortgage-Backed Securities	—	—	65,538	5.19	—	—	57,001	5.13
Equity Securities	—	—	263	4.08	—	—	352	6.66

Total	$500	7.10%	$107,006	5.19%	$664	7.22%	$105,983	4.95%

Assets carried at $37,016,000 and $37,878,000 at September 30, 2008 and December 31, 2007, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased $.5 million or .4% from December 31, 2007 to September 30, 2008. The decrease in total loans during the first nine months of 2008 was primarily due to decreases in residential real estate loans, which decreased approximately $2,587,000, offset by increases in commercial loans, installment loans and in other loans which increased approximately $979,000, $1,023,000 and $63,000, respectively. The decline in residential real estate loans was primarily due to the decreased demand for closed end loans secured by one to four family residential properties. The volume of loans has been relatively flat since year end.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-three percent (43%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2007 were a 2% increase in commercial loans and a 2% decrease in real estate residential loans.

Table Seven - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	September 30, 2008	December 31, 2007
Real Estate - residential:
Real estate - construction	$597	$927
Real estate - farmland	300	318
Real estate - residential	43,210	45,449

	$44,107	$46,694

Commercial:
Real estate-secured by nonfarm nonresidential	$42,131	$42,350
Commercial and industrial	9,077	7,879

	$51,208	$50,229

Installment:
Installment and other loans to individuals	$13,884	$12,861

Other:
Nonrated industrial development obligations	$12,172	$12,045
Other loans	45	109

	$12,217	$12,154

Total	121,416	121,938
Less unearned interest	196	199

	$121,220	$121,739

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2008 and December 31, 2007 :

(dollars in thousands)	September 30, 2008			December 31, 2007
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$304	$164	$129	$518	$199	$210
Commercial real estate - secured by nonfarm, nonresidential property	773	3,807	37,551	1,913	2,139	38,298
Commercial and industrial	1,928	2,599	4,550	1,526	2,850	3,503
Nonrated industrial development obligations	1,122	2,662	8,388	1,206	2,593	8,246

Total	$4,127	$9,232	$50,618	$5,163	$7,781	$50,257

The following table presents an analysis of fixed and variable rate loans as of September 30, 2008 and December 31, 2007 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	September 30, 2008			December 31, 2007
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,066	$7,744	$6,412	$2,724	$6,479	$6,819
Variable Rates	2,061	1,488	44,206	2,439	1,302	43,438

Total	$4,127	$9,232	$50,618	$5,163	$7,781	$50,257

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

Total non-performing loans were $3,268,000 at September 30, 2008 as compared to $2,463,000 at December 31, 2007. The increase in non-performing loans was primarily due to an increase in non-accrual loans. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,173,000 or 2.6% of total loans outstanding as of September 30, 2008, as compared to $2,437,000 or 2.0% of total loans at December 31, 2007. Non-accrual loans increased during the first nine months of 2008 primarily due to the addition of six commercial loans, four non-farm-non residential real estate loans, and two residential real estate loans. Approximately $986,000 of the new loans added relate to one commercial customer. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
(dollars in thousands)	September 30, 2008	December 31, 2007
Past Due 90 Days or More:
Real estate - residential	$—	$—
Commercial	1	14
Installment	4	12

	$5	$26

Non-accrual:
Real estate - residential	$290	$850
Commercial	2,876	1,586
Installment	7	1

	$3,173	$2,437

Other Real Estate	$90	$—

Total non-performing assets	$3,268	$2,463

Total non-performing assets to total loans and other real estate	2.73%	2.02%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $152,400, $108,800 and $156,500 for the nine months ended September 30, 2008 and 2007 and for the year ended December 31, 2007, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten - Analysis of Allowance for Loan Losses

(dollars in thousands)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) September 30,		December 31, 2007
	2008	2007
Allowance for loan losses:
Balance at beginning of period:	$2,043	$2,297	$2,297
Loans charged off:
Real estate - residential	—	29	29
Commercial	150	39	111
Installment	19	24	26

	169	92	166
Recoveries:
Real estate - residential	—	—	—
Commercial	72	3	5
Installment	1	2	7

	73	5	12
Net loan charge-offs (recoveries)	96	87	154
Additions charged to operations	—	(100)	(100)

Balance at end of period:	$1,947	$2,110	$2,043

Average loans outstanding	$119,932	$120,022	$120,409

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.08%	0.07%	0.13%
Ratio of the allowance for loan losses to loans outstanding for the period	1.61%	1.76%	1.68%

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (continued)

The allowance for loan losses decreased $95,529 or 4.7% since December 31, 2007. The allowance for loan losses represented 1.6% and 1.7% of outstanding loans as of September 30, 2008 and December 31, 2007, respectively. Net loan charge-offs amounted to $96,000 for the nine month period ended September 30, 2008, compared to loan charge-offs of $87,000 for the same period in 2007. There was no provision made to the allowance for loan losses during the nine month period ended September 30, 2008. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for loan losses at each of the four year periods ended December 31, 2007, and the nine month period ended September 30, 2008. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) September 30, 2008		December 31,
			2007		2006		2005		2004
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$298	36.2%	$298	38.3%	$327	35.8%	$327	33.4%	$325	33.5%
Commercial	1,199	42.2	1,277	41.2	1,483	43.3	1,465	44.5	1,520	45.2
Installment	429	11.5	447	10.5	466	11.2	507	12.3	490	11.9
Others	21	10.1	21	10.0	21	9.7	21	9.8	21	9.4

Total	$1,947	100.0%	$2,043	100.0%	$2,297	100.0%	$2,320	100.0%	$2,356	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $6.8 million or 3.3% during the first nine months of 2008. Since year end, the largest increases in deposits were primarily in savings deposits and interest bearing demand deposits . At September 30, 2008, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. The was no change in the deposit mix from December 31, 2007 to September 30, 2008.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at September 30, 2008 and December 31, 2007, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) September 30, 2008	December 31, 2007
Due in 2008	$17,492	$45,687
Due in 2009	45,914	24,186
Due in 2010	14,845	12,242
Due in 2011	7,380	6,277
Due in 2012	6,517	6,071
Due in 2013 and thereafter	2,850	24

Total	$94,998	$94,487

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $26,360,000 and $26,532,000 at September 30, 2008 and December 31, 2007, respectively. Interest expense on certificates of deposit of $100,000 or more was $884,000 and $906,500 at September 30, 2008 and 2007, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	(Unaudited) September 30, 2008	December 31, 2007
Three Months or Less	$6,309	$3,605
Over Three and Less than Six Months	8,428	2,820
Over Six and Less than Twelve Months	3,704	7,959
Over Twelve Months	7,919	12,148

Total	$26,360	$26,532

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2008 and December 31, 2007. Repurchase agreements increased approximately $.5 million or 4.5%, from December 31, 2007 to September 30, 2008. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2008 was approximately $91.0 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $10,947,581 and $9,298,492 at September 30, 2008 and December 31, 2007, respectively. The subsidiary bank has two fixed rate bullet advances which amount to $7,000,000, with a weighted average interest rate of 5.08% which will mature in 2009 and 2010. The subsidiary bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78% of which $2,263,916 and $1,683,665 will mature in 2018 and 2023, respectively.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at September 30, 2008 and December 31, 2007, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2008 were as follows:

2008	$18,212
2009	3,572,871
2010	3,578,725
2011	82,570
2012	86,602
Thereafter	3,608,601

$10,947,581

The Company has a non-revolving line of credit of $3.0 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjustable quarterly. The note matures in May 2015. The Company’s initial borrowing under the loan amounted to $2.0 million. There were no outstanding borrowings as of September 30, 2008 and as of December 31, 2007.

Capital Resources

Stockholders’ equity increased 2.9% during the nine month period ended September 30, 2008 entirely from current earnings after quarterly dividends, and a 3.0% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 10.4% and 10.8% of total assets at September 30, 2008 and December 31, 2007, respectively. The Company paid dividends of $.57 per share during in the nine month periods ended September 30, 2008 and 2007.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of September 30, 2008, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2008
Total Capital (to Risk Weighted Assets)	$27,843	18.58%	$11,989	8.0%	$14,987	10.0%
Tier I Capital (to Risk Weighted Assets)	25,975	17.33%	5,995	4.0%	8,992	6.0%
Tier I Capital (to Adjusted Total Assets)	25,975	9.98%	10,413	4.0%	13,017	5.0%
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$26,956	18.98%	$11,362	8.0%	$14,203	10.0%
Tier I Capital (to Risk Weighted Assets)	25,183	17.73%	5,681	4.0%	8,522	6.0%
Tier I Capital (to Adjusted Total Assets)	25,183	9.91%	10,170	4.0%	12,712	5.0%
Progressive Bank, N.A.
As of September 30, 2008
Total Capital (to Risk Weighted Assets)	$27,556	18.44%	$11,952	8.0%	$14,940	10.0%
Tier I Capital (to Risk Weighted Assets)	25,688	17.19%	5,976	4.0%	8,964	6.0%
Tier I Capital (to Adjusted Total Assets)	25,688	9.88%	10,401	4.0%	13,001	5.0%
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$26,620	18.80%	$11,325	8.0%	$14,156	10.0%
Tier I Capital (to Risk Weighted Assets)	24,847	17.55%	5,662	4.0%	8,494	6.0%
Tier I Capital (to Adjusted Total Assets)	24,847	9.80%	10,141	4.0%	12,676	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $107,006,587 classified as available for sale at September 30, 2008. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $56,956,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2008 was approximately $91.0 million subject to the purchase of additional FHLB stock. At September 30, 2008, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2008. At September 30, 2008 and December 31, 2007, the Company had outstanding loan commitments and unused lines of credit totaling $23,268,000 and $16,035,000, respectively. As of September 30, 2008, management placed a high probability for required funding within one year of approximately $17.9 million. Approximately $4.1 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2008 was as follows: given a 200 basis point increase scenario net interest income would be decreased by approximately 3.9%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 6.2%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.7%, and given a 100 basis point decrease scenario net interest income would be reduced by 1.2%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 13, 2008 a report on Form 8-K was filed which contained a press release dated August 11, 2008 that reported the earnings of First West Virginia Bancorp, Inc. for the second quarter ended June 30, 2008.

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

Dated: November 7, 2008

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