Form 10-K
period 2008-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2009-03-27
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-6051901
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Warwood Avenue

Wheeling, West Virginia 26003

(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 277-1100

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes         ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes        ☒  No

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

        Large Accelerated filer    ☐        Accelerated filer    ☐        Non-Accelerated filer    ☐        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE AMEX on March 24, 2009, was $12,214,031. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 24, 2009:

Common Stock, $5.00 Par Value 1,589,411 shares

        DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008.	Part II, Items 5, 6, 7, 7A, 8 and 9A; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2009 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2008, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio county, Wheeling, West Virginia, one full-service office in Brooke county, Wellsburg, West Virginia, one full-service office in Marshall county, Moundsville, West Virginia, one full-service office in Wetzel county, New Martinsville, West Virginia, one full-service office in Upshur county, Buckhannon, West Virginia, one full-service office in Lewis county, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $257.8 million as of December 31, 2008.

Total Holding Company assets as of December 31, 2008, which include the assets of its operating subsidiary bank, were $258.2 million. The authorized capital of the Holding Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,599,411 shares less 10,000 treasury shares were issued and outstanding as of December 31, 2008 to 281 registered shareholders. Shareholders’ equity at that date was $28,736,558.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2008, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

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

FDIC Assessments

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC reduced the amount the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”). The company elected not to participate in the CPP because we continue to expect capital levels to exceed the requirements to be considered well-capitalized.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of the company and the bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the company or the bank. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

As of December 31, 2008, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

Employees

As of December 31, 2008, the Holding Company had 5 part-time employees. As of December 31, 2008, the subsidiary bank of the Holding Company had a total of 98 full-time employees and 10 part-time employees. No employees are union participants or subject to a collective bargaining agreement.

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

The public may read and copy any materials that are filed with Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, (http://www.sec.gov), that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company presently has an internet website, (http://www.firstwvbancorp.com). Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission are available on the internet website and are also available free of charge upon request.

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2008, and such pages are incorporated herein by reference.

		Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity;

	Interest Rates and Interest Differential

	a. Average Balance Sheets	25

	b. Analysis of Net Interest Earnings	26

	c. Rate Volume Analysis of Changes in Interest Income and Expense	27

Statistical Information – continued

2.	Investment Portfolio

	a.	Book Value of Investments Book values of investment securities at December 31, 2008 and 2007 are as follows (in thousands):
			December 31, 2008	December 31, 2007
		Securities held to maturity:
		Obligations of states and political subdivisions	$320	$664

		Total held to maturity	$320	$664

		Securities available for sale :
		U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$26,888	$26,477
		Obligations of states and political subdivisions	18,523	22,153
		Corporate debt securities	1,322	—
		Mortgage-backed securities	65,076	57,001
		Equity Securities	237	352

		Total available for sale	112,046	105,983

		Total	$112,366	$106,647

	b.	Maturity Schedule of Investments		29

	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity		N/A

		The Corporation does not have any securities of Issuers, other than U.S. Government and U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans		12

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates		30

	c.	Risk Elements		31

		1. Nonaccrual, Past Due and Restructured Loans		31

		2. Potential problem loans		31

		3. Foreign outstandings		N/A

		4. Loan concentrations		14

	d.	Other Interest Bearing Assets		N/A

4.	Summary of Loan Loss Experience			12, 32, 33

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid		25

	b.	Other Deposit categories		N/A

	c.	Foreign depositors with deposits in domestic offices		N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more		13

Statistical Information – continued

	e.	Maturity Schedule of Foreign Time Certificates of Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		23

7.	Short-Term Borrowings		14, 33

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

The Bank’s loan portfolio at December 31, 2008, consists of the following:

Type of Loan	Percentage of Portfolio
Residential Real Estate	35.8%
Commercial, Principally Real Estate Secured	43.0%
Consumer	11.3%

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

Item 1A     Risk Factors – Continued

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

Item 1A     Risk Factors – Continued

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

Item 1B     Unresolved Staff Comments

Not Applicable

Item 2     Properties

The Holding Company and its subsidiary bank owned and/or leased property as of December 31, 2008 as described below.

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

As of December 31, 2008, the Holding Company had 281 registered shareholders of record who collectively held 1,589,411 of the 2,000,000 authorized shares of the Holding Company, par value $5.00 per share. The Holding Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Holding Company for each quarter in 2008 and 2007.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	High	$17.90	$15.90	$15.96	$15.30
	Low	$14.20	$14.50	$13.45	$12.80

2007	High	$20.90	$20.30	$19.50	$17.55
	Low	$19.50	$19.15	$17.25	$13.70

Dividends

The ability of the Holding Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Holding Company’s ability to pay dividends or maintain its present level of earnings. See Note 18 of the Notes to Consolidated Financial Statements appearing at Page 17 of the Annual Report to Shareholders for the year ended December 31, 2008, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Holding Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Holding Company in 2008, 2007 and 2006 were $.74, $.73, and $.73, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Holding Company for 2008, 2007 and 2006.

	DIVIDEND HISTORY OF HOLDING COMPANY (per share)
	Dividend	Net Income	Ratio – Dividends to Net Income
2008	$ .74	$ 1.39	53.2%
2007	$ .73	$ 1.28	57.0%
2006	$ .73	$ 1.35	54.1%

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

Performance Graph

Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First West Virginia Bancorp, Inc.	100.00	101.18	84.81	90.00	70.30	68.12
Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44
SNL < $500M	100.00	115.43	122.21	128.39	104.24	60.51

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2003 through December 31, 2008. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6     Selected Financial Data

Selected Financial Data on page 23 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 24 through 36 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk on pages 34 through 35 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 22 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13.1, are incorporated herein by reference.

Selected quarterly financial data included on page 36 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2008, included in this report as Exhibit 13.1, is incorporated herein by reference.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2008. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded theat the internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears in the First West Virginia Bancorp, Inc.’s 2009 Proxy Statement dated March 17, 2009 for Annual Meeting of Stockholders to be held April 14, 2009, included in this report as Exhibit 99, is incorporated herein by reference.

(b)	Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Holding Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary(1) (2)

Sylvan J. Dlesk	70

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

Laura G. Inman	67

Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank,N.A. from 1993.

Francie P. Reppy	48

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

Brad D. Winwood	52

Vice President of the Holding Company since 2008; Senior Vice President, Senior Accounting, Operations Officer and Investment Officer of Progressive Bank, N.A. since 2007; Senior Vice President, Senior Accounting and Investment Officer of Progressive Bank, N.A. from 2005 to 2007; Vice President, Senior Accounting Officer of Progressive Bank, N.A. from 2003 to 2005; Vice President, of Progressive Bank, N.A. from 1993 to 2003.

PART III

(b)	Executive Officers of the Registrant- continued

Connie R. Tenney	54

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

Item 11     Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears in the First West Virginia Bancorp, Inc.’s 2009 Proxy Statement dated March 17, 2009 for Annual Meeting of Stockholders to be held April 14, 2009, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2009 Proxy Statement dated March 17, 2009 for Annual Meeting of Stockholders to be held April 14, 2009, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2009 Proxy Statement dated March 17, 2009 for Annual Meeting of Stockholders to be held April 14, 2009, included in this report as Exhibit 99, is incorporated herein by reference and in Note 12 of the Notes to Consolidated Financial Statements appearing at Page 15 of the Annual Report to Shareholders for the year ended December 31, 2008, included in this report as Exhibit 13.1, and incorporated herein by reference.

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

Item 14     Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears in the First West Virginia Bancorp, Inc.’s 2009 Proxy Statement dated March 17, 2009 for Annual Meeting of Stockholders to be held April 14, 2009, included in this report as Exhibit 99, is incorporated herein by reference.

Item 15    Exhibits and Financial Statement Schedules

(a)     Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference in Item 8:

Exhibit 13.1 Page Number
Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheet (December 31, 2008 and December 31, 2007)	2
Consolidated Statements of Income (Years ended December 31, 2008, 2007 and 2006)	3
Consolidated Statements of Changes in Stockholders’ Equity (Years ended December 31, 2008, 2007 and 2006)	4
Consolidated Statements of Cash Flows (Years ended December 31, 2008, 2007 and 2006)	5
Notes to Consolidated Financial Statements (Years ended December 31, 2008, 2007 and 2006)	6-21

(b)    Reports on Form 8-K

On November 12, 2008 a report on Form 8-K was filed which contained a press release dated November 10, 2008 that reported the earnings of First West Virginia Bancorp, Inc. for the third quarter ended September 30, 2008.

(c)    Exhibits

The exhibits listed in the Exhibit Index on page 21 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc. (Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk Chairman/President and Chief Executive Officer/Director

Date:	March 24, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 24, 2009

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 24, 2009

/s/ Nada E. Beneke Nada E. Beneke	Director	March 24, 2009

/s/ Gary W. Glessner Gary W. Glessner	Director	March 24, 2009

/s/ R. Clark Morton R. Clark Morton	Director	March 24, 2009

/s/ William G. Petroplus William G. Petroplus	Director	March 24, 2009

/s/ Thomas L. Sable Thomas L. Sable	Director	March 24, 2009

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.4	Lease dated November 14, 1995 between Progressive Bank, N.A. - Buckhannon and First West Virginia Bancorp, Inc. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.6	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8. Filed herewith and incorporated herein by reference.

13.2	Management’s Report on Financial Statements. Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Filed herewith and incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 14, 2009. Filed herewith and incorporated herein by reference.