Form 10-Q
period 2009-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2009-05-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of May 8, 2009: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
	(Unaudited)
Cash and due from banks	$5,262,616	$5,992,400
Due from banks - interest bearing	5,696,736	360,334
Federal funds sold	2,447,000	2,748,000

Total cash and cash equivalents	13,406,352	9,100,734
Investment securities:
Available-for-sale (at fair value)	114,693,714	112,046,054
Held-to-maturity (fair value of $102,184 and $323,716, respectively)	100,565	320,256
Loans	127,509,291	124,634,785
Less allowance for loan losses	(1,889,202)	(1,923,455)

Net loans	125,620,089	122,711,330
Premises and equipment, net	4,764,485	4,713,897
Accrued income receivable	1,333,177	1,252,753
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,583,029	3,553,984
Other assets	2,593,750	2,820,510

Total assets	$267,739,280	$258,163,637

LIABILITIES
Noninterest bearing deposits:
Demand	$24,168,470	$24,108,459
Interest bearing deposits:
Demand	37,681,239	33,782,737
Savings	58,939,146	55,716,792
Time	94,025,395	92,777,279

Total deposits	214,814,250	206,385,267
Federal funds purchased and securities sold under agreements to repurchase	11,555,347	11,013,195
Federal Home Loan Bank borrowings	10,910,938	10,929,369
Accrued interest payable	497,187	566,590
Other liabilities	562,286	532,658

Total liabilities	238,340,008	229,427,079

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at March 31, 2009 and December 31, 2008	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	14,714,342	14,492,736
Accumulated other comprehensive income	1,306,618	865,510

Total stockholders’ equity	29,399,272	28,736,558

Total liabilities and stockholders’ equity	$267,739,280	$258,163,637

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2009	2008
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,781,557	$1,931,800
Tax-exempt	141,136	136,487
Debt securities:
Taxable	1,205,653	1,103,790
Tax-exempt	171,374	201,093
Dividends	—	12,114
Other interest income	4,234	36,380
Federal funds sold	144	61,122

Total interest and dividend income	3,304,098	3,482,786

INTEREST EXPENSE
Deposits	1,030,218	1,178,756
Federal funds purchased and repurchase agreements	27,635	57,092
FHLB and other long-term borrowings	135,677	117,092

Total interest expense	1,193,530	1,352,940

Net interest income	2,110,568	2,129,846
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	2,110,568	2,129,846

NONINTEREST INCOME
Service charges and other fees	158,460	204,593
Net gains (losses) on available for sale securities	(7,393)	112,501
Other operating income	138,441	143,391

Total noninterest income	289,508	460,485

NONINTEREST EXPENSE
Salary and employee benefits	910,019	959,754
Net occupancy expense of premises	333,774	304,349
Other operating expenses	493,232	498,381

Total noninterest expense	1,737,025	1,762,484

Income before income taxes	663,051	827,847
INCOME TAXES	139,457	191,506

Net income	$523,594	$636,341

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.33	$0.40

DIVIDENDS PER COMMON SHARE	$0.19	$0.18

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre-	Compre-	Total
	Shares	Amount				hensive Income (loss)	hensive Income
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	523,594	—	—	$523,594	523,594
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	441,108	441,108	441,108

Comprehensive income							$964,702

Cash dividend ($.19 per share)	—	—	—	(301,988)	—	—		(301,988)

BALANCE, MARCH 31, 2009	1,599,411	$7,997,055	$5,609,357	$14,714,342	$(228,100)	$1,306,618		$29,399,272

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre-	Compre-	Total
	Shares	Amount				hensive Income (loss)	hensive Income
BALANCE, DECEMBER 31, 2007	1,538,443	$7,692,215	$4,982,606	$14,394,610	$(228,100)	$373,268		$27,214,599
Comprehensive income:
Net income	—	—	—	636,341	—	—	$636,341	636,341
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	629,434	629,434	629,434

Comprehensive income							$1,265,775

Cash dividend ($.18 per share)	—	—	—	(290,404)	—	—		(290,404)

BALANCE, MARCH 31, 2008	1,538,443	$7,692,215	$4,982,606	$14,740,547	$(228,100)	$1,002,702		$28,189,970

			For the Three Months Ended March 31,
			2009	2008
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$436,497	$699,601
Less reclassification adjustment for gains (losses) included in net income			(4,611)	70,167

Net unrealized gains on securities			$441,108	$629,434

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$523,594	$636,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,727	119,252
Accretion of investment securities, net	(45,986)	(177,475)
Investment security (gains) losses	7,393	(112,501)
Increase in cash surrender value of bank-owned life insurance	(29,045)	(30,965)
Decrease (increase) in interest receivable	(80,424)	110,051
Increase (decrease) in interest payable	(69,403)	1,007
Other, net	(9,749)	96,636

Net cash provided by operating activities	403,107	642,346

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	(2,911,760)	777,044
Proceeds from sales of securities available-for-sale	14,733	6,995,487
Proceeds from maturities of securities available-for-sale	8,483,018	31,361,847
Proceeds from maturities of securities held-to-maturity	220,000	—
Principal collected on mortgage-backed securities	3,207,825	2,538,882
Purchases of securities available-for-sale	(13,607,709)	(38,035,487)
Recoveries on loans previously charged-off	3,002	3,367
Purchases of premises and equipment	(157,315)	(136,906)

Net cash provided by (used in) investing activities	(4,748,206)	3,504,234

FINANCING ACTIVITIES
Net increase in deposits	8,428,984	4,723,299
Dividends paid	(301,988)	(290,404)
Increase (decrease) in short-term borrowings	542,152	(368,096)
Principal payments on FHLB and other long-term borrowings	(18,431)	(11,389)

Net cash provided by financing activities	8,650,717	4,053,410

INCREASE IN CASH AND CASH EQUIVALENTS	4,305,618	8,199,990
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	9,100,734	12,925,180

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$13,406,352	$21,125,170

Supplemental Disclosures:
Cash Paid for Interest	$1,262,933	$1,351,933
Cash Paid for Income Taxes	$—	$120,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At March 31, 2009 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2009 and December 31, 2008 respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $2,159,755 as of March 31, 2009 which are subject to recourse obligation or credit risk in the amount of $64,768. As of December 31, 2008 the loans sold under this agreement amounted to $1,817,036 and were subject to a recourse obligation or credit risk in the amount of $41,635. The amount of income recognized as of a result of this agreement was $3,086 and $1,724 for the period ending March 31, 2009 and 2008, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,889,202 at March 31, 2009, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company recognized amortization expense of $-0- and $14,792 in the three month periods ended March 31, 2009 and 2008, respectively. The unamortized balance from the purchase of these core deposit intangible assets was $-0- at March 31, 2009 and December 31, 2008, respectively. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

March 31, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,583,029 and $3,553,984 at March 31, 2009 and December 31, 2008, respectively. The face value of the bank-owned life insurance at March 31, 2009 was approximately $9.4 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $8,849 and $7,853 for the three month periods ended March 31, 2009 and 2008, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2009 and 2008, respectively. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2009	2008
Before-tax amount	$707,244	$1,009,194
Tax effect	(266,136)	(379,760)

Net of tax effect	441,108	629,434
Net income as reported	523,594	636,341

Total comprehensive income	$964,702	$1,265,775

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

March 31, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of March 31, 2009, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2009, all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$231	$114,463	$—	$114,694
Impaired loans	$—	$3,881	$—	$3,881

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscalyears. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (I) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii)the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,		Years ended December 31,
	2009	2008	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Total interest income	$3,304	$3,483	$13,514	$13,708	$13,772	$13,128
Total interest expense	1,194	1,353	5,275	5,431	4,943	4,070
Net interest income	2,110	2,130	8,239	8,277	8,829	9,058
Provision for loan losses	—	—	—	(100)	—	180
Total other income	290	460	1,488	1,410	1,433	1,378
Total other expenses	1,737	1,762	7,009	7,272	7,614	7,451
Income before income taxes	663	828	2,718	2,515	2,648	2,804
Net income	524	636	2,206	2,036	2,144	2,262
PER SHARE DATA (1)
Net income	$0.33	$0.40	$1.39	$1.28	$1.35	$1.42
Cash dividends declared	0.19	0.18	0.74	0.73	0.73	0.73
Book value per share	18.50	17.74	18.08	17.12	15.90	15.07
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$126,147	$120,667	$120,722	$120,409	$129,997	$144,528
Investment securities	109,658	103,279	108,114	109,278	109,533	102,882
Deposits - interest bearing	186,922	180,264	182,450	182,682	190,160	200,902
Stockholders’ equity	28,961	26,926	27,295	26,223	25,416	24,409
Total assets	262,290	254,260	258,275	253,930	262,946	270,500
BALANCE SHEET
Investments	$114,794	$105,086	$112,366	$106,647	$110,894	$107,998
Loans	127,509	120,954	124,635	121,739	120,709	135,214
Allowance for loan losses	(1,889)	(2,038)	(1,923)	(2,043)	(2,297)	(2,320)
Other assets	27,325	34,694	23,086	26,844	25,132	25,321

Total Assets	$267,739	$258,696	$258,164	$253,187	$254,438	$266,213

Deposits	$214,814	$207,850	$206,385	$203,127	$210,409	$218,817
Federal funds purchased and repurchase agreements	11,555	11,828	11,013	12,196	15,240	19,084
FHLB borrowings	10,911	9,287	10,929	9,298	2,343	2,385
Other long term borrowings	—	—	—	—	—	1,000
Other liabilities	1,060	1,541	1,100	1,351	1,169	968
Stockholders’ equity	29,399	28,190	28,737	27,215	25,277	23,959

Total Liabilities and Stockholders’ equity	$267,739	$258,696	$258,164	$253,187	$254,438	$266,213

SELECTED RATIOS
Return on average assets	0.81%	1.01%	0.85%	0.80%	0.82%	0.84%
Return on average equity	7.34%	9.50%	8.08%	7.76%	8.44%	9.27%
Average equity to average assets	11.04%	10.59%	10.57%	10.33%	9.67%	9.02%
Dividend payout ratio (1)	57.58%	45.00%	53.24%	57.03%	54.07%	51.41%
Loan to Deposit ratio	59.36%	58.19%	60.39%	59.93%	57.37%	61.79%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of October 1, 2008.

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

OVERVIEW

The Company reported net income of $523,594 or $.33 per share for the three months ended March 31, 2009 as compared to $636,341 or $.40 per share for the same period during 2008. The decline in net income for the three months ended March 31, 2009 as compared to the same period in 2008 of $112,747 or 17.7% was primarily the result of the decrease in net interest income and noninterest income, offset in part by the decrease in noninterest expenses and the decrease in income tax expense. As compared to the prior year, noninterest income declined $170,977 or 37.1% primarily due to decreases in the net gains (losses) on sales of investment securities, service charges and other fee income and in other operating income. Net interest income decreased $19,278 or .9%, primarily due to the decrease in the interest and fees earned on loans, offset in part by the increase in the income earned on investment securities combined with the decrease in the interest paid on interest bearing liabilities. Noninterest expenses decreased $25,459 or 1.4% during the first quarter of 2009 as compared to 2008 primarily due to decreases in salary and employee benefits expenses and other operating expenses, offset in part by increases in occupancy expenses.

The ROA was .81% for the three months ended March 31, 2009 as compared to 1.01% for the same period of the prior year. For the three months ended March 31, 2009 compared to March 31, 2008, the ROE was 7.34% and 9.50%, respectively.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2009

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008.

For the three months ended March 31, 2009, net interest income fell $19,278 or .9%, from the same period in 2008. The decrease in net interest income was primarily due to the decline in the interest earned on loans, offset in part by the increase in the interest earned on investment securities and the decrease in the interest paid on interest bearing liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in taxable equivalent net yield on average earning assets of 3.83% at March 31, 2009 as compared to 3.97% at March 31, 2008. The average earning assets increased $6.4 million or 2.7% from March 31, 2008 to 2009.

Interest and fees on loans decreased $145,594 or 7.0%, from the same period in 2008 due to the decrease in the yield earned on loans, offset in part by the increase in the average loan volume. The taxable equivalent yield on loans fell 72 basis points, to 6.48% at March 31, 2009 from 7.20% at March 31, 2008. The average balance on loans increased $5.4 million or 4.5% since December 31, 2008. The increase in loan volume was primarily due to an increased demand for commercial and commercial real estate loans.

During the first quarter of 2009, interest income on investment securities increased $72,144 or 5.5% as compared to the same period of the prior year. The increase in interest income on investment securities was due to the rise in the yields earned combined with the increase in the average volume. The taxable equivalent yield on investment securities rose 12 basis points, to 5.51% at March 31, 2009 from 5.39% at December 31, 2008 and fell 9 basis points from March 31, 2008. The activity of the investment portfolio increased with the average volume increasing approximately $1.5 million or 1.4% since December 31, 2008 and $6.4 million or 6.2% since March 31, 2008.

Interest expense decreased $159,410 or 11.8% during the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in interest expense was primarily due to decreases in the average interest rates paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 37 basis points, from 2.69% at March 31, 2008 to 2.32% at March 31, 2009, while the average volume grew $6.3 million or 3.1% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on certificates of deposit accounts. The yield paid on certificate of deposit accounts fell 45 basis points, to 3.75% at March 31, 2009 from 4.20% at December 31, 2008 and fell 64 basis points from March 31, 2008. The increase in the average volume was primarily in savings and interest bearing demand deposits.

Noninterest Income

Noninterest income decreased $170,977 or 37.1% for the three months ended March 31, 2009 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the change in the net gains (losses) on sales of investment securities combined with the decline in service charges and other fee income and the decrease in other operating income.

The net gains (losses) on investment securities decreased $119,894 or 106.6% for the three month period ended March 31, 2009 as compared to the same period in 2008. The decrease in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank in 2008. During the first quarter of 2008 the Company’s subsidiary bank sold approximately $6.9 million of investment securities to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $112,713. The Company accounted for securities losses of $7,393 during the three month period ended March 31, 2009 and securities gains of $114,253 and securities losses of $1,752 during the three month period ended March 31, 2008.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $46,133 in the first three months of 2009 as compared to the same period in 2008, down 22.6%, from 2008. The decrease was primarily due to a decline in overdraft charges of approximately $41,800. Also service charges on deposit accounts declined.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions, income earned on bank owned life insurance and various other charges and fees related to normal customer banking relationships. Other operating income decreased $4,950 or 3.5% in the three month period ended March 31, 2009 as compared to the same period in 2008. During the first quarter of 2009, the decline in other operating income was primarily due to decreases in credit card fees, checkbook sales, other miscellaneous income and a decrease in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by increases in ATM fees and FHLB fee income.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008. Average balance sheet information for the periods ended March 31, 2009 and 2008 and December 31, 2008 was compiled using the daily averages. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited)						(Unaudited)
	March 31, 2009			December 31, 2008			March 31, 2008
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$26,750	$335	5.08%	$23,179	$1,169	5.04%	$22,902	$338	5.94%
Mortgage backed securities	62,188	833	5.43%	63,200	3,296	5.22%	57,785	746	5.19%
States and political subdivisions	18,933	185	3.96%	20,412	797	3.90%	22,258	216	3.90%
Other securities	1,787	24	5.45%	1,323	73	5.52%	334	5	6.02%

Total Investment securities:	109,658	1,377	5.09%	108,114	5,335	4.93%	103,279	1,305	5.08%
Interest bearing deposits	2,359	—	0.00%	3,631	69	1.90%	4,827	33	2.75%
Federal funds sold	5,533	—	0.00%	8,566	141	1.65%	8,793	61	2.79%
Loans, net of unearned income	126,147	1,923	6.18%	120,722	7,917	6.56%	120,667	2,068	6.89%
Other earning assets	1,450	4	1.12%	1,349	52	3.85%	1,199	16	5.37%

Total earning assets	245,147	3,304	5.47%	242,382	13,514	5.58%	238,765	3,483	5.87%
Other assets	19,052			17,816			17,538
Allowance for loan losses	(1,909)			(1,923)			(2,043)

Total Assets	$262,290			$258,275			$254,260

LIABILITIES
Time deposits	$94,427	$874	3.75%	$94,845	$3,979	4.20%	$95,725	$1,044	4.39%
Savings deposits	56,659	121	0.87%	52,738	458	0.87%	50,865	101	0.80%
Interest bearing demand deposits	35,836	35	0.40%	34,867	151	0.43%	33,674	34	0.41%
Federal funds purchased and repurchase agreements	10,722	28	1.06%	12,090	173	1.43%	12,670	57	1.81%
FHLB and other long-term borrowings	10,920	136	5.05%	10,209	514	5.03%	9,293	117	5.06%

Total interest bearing liabilities	208,564	1,194	2.32%	204,749	5,275	2.58%	202,227	1,353	2.69%
Demand deposits	23,783			24,839			23,614
Other liabilities	982			1,392			1,493

Total Liabilities	233,329			230,980			227,334
STOCKHOLDERS’ EQUITY	28,961			27,295			26,926

Total Liabilities and Stockholders’ Equity	$262,290			$258,275			$254,260

Net yield on earning assets		$2,110	3.49%		$8,239	3.40%		$2,130	3.59%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2009 and 2008, and the year ended December 31, 2008, respectively. The effect of this adjustment is presented below.

Investment securities	$109,658	$1,491	5.51%	$108,114	$5,829	5.39%	$103,279	$1,439	5.60%
Loans	126,147	2,017	6.48%	120,722	8,289	6.87%	120,667	2,159	7.20%

Total earning assets	$245,147	$3,512	5.81%	$242,382	$14,380	5.93%	$238,765	$3,708	6.25%

Taxable equivalent net yield on earning assets		$2,318	3.83%		$9,105	3.76%		$2,355	3.97%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2009 (Continued)

Noninterest Expense

Noninterest expense decreased $25,459 or 1.4% for the three months ended March 31, 2009 as compared to same period of the prior year. Noninterest expense declined primarily due to decreased salary and employee benefits expenses and other operating expenses, offset in part by an increase in occupancy expenses.

Salary and employee benefits decreased $49,735 or 5.2% during the three months ended March 31, 2009 over the same period in 2008. Salary and employee benefit expense in 2009 compared to 2008 decreased primarily as a result of the decline in salary expenses, offset in part by an increase in employee benefits expense and payroll taxes.

Other operating expenses decreased $5,149, or 1.0%, compared to the same period of the prior year. The decline in other operating expenses was attributable primarily to a decrease in stationery and supplies expense, service expenses, postage and transportation expenses, directors’ fees and other taxes, offset in part by increased regulatory assessments, other expenses and advertising expenses.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2009	2008
Directors’ fees	$27,050	32,875
Stationery and supplies	26,051	45,993
Regulatory assessment and deposit insurance	56,444	25,576
Advertising	8,849	7,853
Postage and transportation	35,886	44,993
Other taxes	50,563	51,386
Service expense	92,306	103,944
Other	196,083	185,761

Total	$493,232	$498,381

Income Taxes

Income tax expense for the three month period ended March 31, 2009 was $139,457, decreasing 27.2% compared to the same period in 2008. Income tax expense decreased primarily due to the decline in pre-taxable income of $164,796 combined with the decrease in tax-exempt income of $25,070 during the first three months of 2009 over the same period in 2008. Components of the income tax expense for March 31, 2009 were $113,052 for federal taxes and $26,405 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008.

Balance Sheet Analysis

Investments

Investment securities increased approximately $2.4 million or 2.2% from December 31, 2008 to March 31, 2009. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 84.7% of total securities at March 31, 2009, as compared to 84.1% at December 31, 2008. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $2,094,945 and $1,387,702 at March 31, 2009 and December 31, 2008, respectively. The fair value of securities classified as held to maturity was above book value by $1,619 and $3,460 at March 31, 2009 and December 31, 2008, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Three - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	March 31, 2009	December 31, 2008
Securities held-to-maturity:
Obligations of states and political subdivisions	$100	$320

Total held-to-maturity	100	320

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	28,935	26,888
Obligations of states and political subdivisions	18,423	18,523
Corporate debt securities	1,136	1,322
Mortgage-backed securities	65,991	65,076
Equity securities	209	237

Total available-for-sale	114,694	112,046

Total	$114,794	$112,366

Table Four - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2009:

	(Expressed in thousands)
	March 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies	$7,878	$(23)	$—	$—	$7,878	$(23)
Obligations of states and political subdivisions	4,785	(103)	—	—	4,785	(103)
Corporate debt securities	1,136	(368)	—	—	1,136	(368)
Mortgage-backed securities	457	(1)	332	(10)	789	(11)

Total debt securities	14,256	(495)	332	(10)	14,588	(505)
Equity securities	109	(30)	44	(37)	153	(67)

Total	$14,365	$(525)	$376	$(47)	$14,741	$(572)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 32 positions that are temporarily impaired at March 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2009 and December 31, 2008 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	March 31, 2009				December 31, 2008
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$3,081	4.53%	$—	—%	$2,066	4.35%
After One But Within Five Years	—	—	48	0.99	—	—	1,591	4.42
After Five But Within Ten Years	—	—	25,802	4.75	—	—	23,228	5.14
After Ten Years	—	—	4	0.90	—	—	3	2.69

	—	—	28,935	4.72	—	—	26,888	5.04
States & Political Subdivisions
Within One Year	100	7.85	1,453	3.86	320	7.85	1,456	3.86
After One But Within Five Years	—	—	5,642	5.09	—	—	6,090	5.18
After Five But Within Ten Years	—	—	4,087	5.70	—	—	3,591	5.89
After Ten Years	—	—	7,241	5.94	—	—	7,386	6.12

	100	7.85	18,423	5.46	320	7.85	18,523	5.59
Corporate Debt Securities
Within One Year	—	—	—	—	—	—	—	—
After One But Within Five Years	—	—	1,136	7.85	—	—	1,322	6.74
After Five But Within Ten Years	—	—	—	—	—	—	—	—
After Ten Years	—	—	—	—	—	—	—	—

	—	—	1,136	7.85	—	—	1,322	6.74
Mortgage-Backed Securities	—	—	65,991	5.14	—	—	65,076	5.35
Equity Securities	—	—	209	2.14	—	—	237	5.22

Total	$100	7.85%	$114,694	5.11%	$320	7.85%	$112,046	5.33%

Assets carried at $34,349,000 and $34,199,000 at March 31, 2009 and December 31, 2008, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased approximately $2.9 million or 2.3% from December 31, 2008 to March 31, 2009. The increase in loans during the first quarter of 2009 was primarily due to increases in commercial loans, residential real estate loans, and in other loans which increased approximately $2,411,000, $534,000 and $58,000, respectively, offset by an increase in installment loans which decreased approximately $139,000. The increase in commercial loans was primarily due to the increased demand for commercial real estate and commercial loans during the first quarter of 2009. The increase in residential real estate loans was primarily due to the increased demand for multifamily residential properties, offset in part by a decline in loans secured by one-to-four family residential properties. Other loans increased primarily due to the increased demand for loans to states an political subdivisions. Installment loans were relatively flat during the first quarter of 2009.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-four percent (44%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised ten percent (10%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2008 were a 1% increase in commercial and industrial loans and a 1% decrease in real estate residential loans.

Table Six - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	March 31, 2009	December 31, 2008
Real Estate - residential:
Real estate - construction	$699	$711
Real estate - farmland	315	295
Real estate - residential	44,318	43,792

	$45,332	$44,798

Commercial:
Real estate-secured by nonfarm nonresidential	$45,299	$43,914
Commercial and industrial	10,675	9,649

	$55,974	$53,563

Installment:
Installment and other loans to individuals	$13,947	$14,086

Other:
Nonrated industrial development obligations	$12,422	$12,342
Other loans	20	42

	$12,442	$12,384

Total	127,695	124,831
Less unearned interest	186	196

	$127,509	$124,635

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2009 and December 31, 2008:

(dollars in thousands	March 31, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$62	$392	$245	$63	$400	$248
Commercial real estate - secured by nonfarm, nonresidential property	516	5,451	39,332	332	4,782	38,800
Commercial and industrial	2,427	3,781	4,467	2,305	2,696	4,648
Nonrated industrial development obligations	1,284	5,334	5,804	1,324	2,585	8,433

Total	$4,289	$14,958	$49,848	$4,024	$10,463	$52,129

The following table presents an analysis of fixed and variable rate loans as of March 31, 2009 and December 31, 2008 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	March 31, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,431	$10,338	$6,171	$2,535	$8,884	$6,791
Variable Rates	1,858	4,620	43,677	1,489	1,579	45,338

Total	$4,289	$14,958	$49,848	$4,024	$10,463	$52,129

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

Total non-performing loans were $4,189,000 at March 31, 2009 as compared to $3,283,000 at December 31, 2008. The increase in non-performing loans was primarily due to an increase in non-accrual loans combined with the increase in loans past due 90 days or more. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,881,000 or 3.0% of total loans outstanding as of March 31, 2009, as compared to $3,275,000 or 2.6% of total loans at December 31, 2008. The increase in non-accrual loans during the first quarter of 2009 was primarily due to the addition of three commercial real estate loans totaling approximately $637,000 and two residential real estate loans totaling approximately $72,000 offset in part by payments and/or charge-offs. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
(dollars in thousands)	March 31, 2009	December 31, 2008
Past Due 90 Days or More:
Real estate - residential	$292	$—
Commercial	—	—
Installment	8	—

	$300	$—

Non-accrual:
Real estate - residential	$1,005	$939
Commercial	2,869	2,320
Installment	7	16

	$3,881	$3,275

Other Real Estate	$8	$8

Total non-performing assets	$4,189	$3,283

Total non-performing assets to total loans and other real estate	3.29%	2.63%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $71,600, $43,100 and $214,000 for the three months ended March 31, 2009 and 2008 and for the year ended December 31, 2008, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)		December 31, 2008
	March 31,
(dollars in thousands)	2009	2008
Allowance for loan losses:
Balance at beginning of period:	$1,923	$2,043	$2,043
Loans charged off:
Real estate - residential	—	—	—
Commercial	—	—	165
Installment	37	8	29

	37	8	194
Recoveries:
Real estate - residential	—	—	—
Commercial	3	3	72
Installment	—	—	2

	3	3	74
Net charge-offs	34	5	120
Additions charged to operations	—	—	—

Balance at end of period:	$1,889	$2,038	$1,923

Average loans outstanding	$126,147	$120,667	$120,722

Ratio of net charge-offs to average loans outstanding for the period	0.03%	0.00%	0.10%
Ratio of the allowance for loan losses to loans outstanding for the period	1.48%	1.68%	1.54%

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

The allowance for loan losses decreased $34,253 or 1.8%, since December 31, 2008. The allowance for loan losses represented 1.5% of outstanding loans as of March 31, 2009 and at December 31, 2008. Loan charge-offs amounted to $37,254 for the three month period ended March 31, 2009, compared to loan charge-offs of $8,178 for the same period in 2008. There was no provision made to the allowance for loan losses during the first three months of 2009 and 2008. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2008, and the three month period ended March 31, 2009. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) March 31, 2009
			December 31,
			2008		2007		2006		2005
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$485	35.4%	$298	35.8%	$298	38.3%	$327	35.8%	$327	33.4%
Commercial	1,197	43.9	1,184	43.0	1,277	41.2	1,483	43.3	1,465	44.5
Installment	132	10.9	420	11.3	447	10.5	466	11.2	507	12.3
Others	75	9.8	21	9.9	21	10.0	21	9.7	21	9.8

Total	$1,889	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%	$2,320	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $8.4 million or 4.1% during the first three months of 2009. Since year end the increase in total deposits was primarily due to increases in interest bearing demand deposits, certificates of deposit and savings deposits which increased approximately $3,899,000, $1,248,000 and $3,222,000, respectively. At March 31, 2009, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2008 to March 31, 2009 was a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Table Eleven - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at March 31, 2009 and December 31, 2008, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) March 31, 2009	December 31, 2008
Due in 2009	$40,254	$58,109
Due in 2010	33,649	16,985
Due in 2011	8,277	7,722
Due in 2012	7,096	6,580
Due in 2013	3,677	3,364
Due in 2014 and thereafter	1,073	17

Total	$94,026	$92,777

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $27,313,000 and $25,790,000 at March 31, 2009 and December 31, 2008, respectively. Interest expense on certificates of deposit of $100,000 or more was $265,861 and $313,614 at March 31, 2009 and 2008, respectively.

Table Twelve - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	March 31, 2009	December 31, 2008
Three Months or Less	$3,355	$8,393
Over Three and Less than Six Months	4,290	2,818
Over Six and Less than Twelve Months	11,709	6,335
Over Twelve Months	7,959	8,244

Total	$27,313	$25,790

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2009 and December 31, 2008. Repurchase agreements increased $542,152 or 4.9%, from December 31, 2008 to March 31, 2009. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2009 was approximately $92.8 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $10,910,938 and $10,929,369 at March 31, 2009 and December 31, 2008, respectively. The subsidiary bank has two fixed rate bullet advances which amount to $7,000,000, with a weighted average interest rate of 5.08% which will mature in 2009 and 2010. The subsidiary bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78% , which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at March 31, 2009 and December 31, 2008, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2009 were as follows:

2009	$3,556,629
2010	3,578,725
2011	82,570
2012	86,602
2013	90,832
Thereafter	3,515,580

$10,910,938

The Company has a non-revolving line of credit of $3.0 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjustable quarterly. The note matures in May 2015. The Company’s initial borrowing under the loan amounted to $2.0 million. There were no outstanding borrowings as of March 31, 2009 and as of December 31, 2008.

Capital Resources

Stockholders’ equity increased .8% during the three month period ended March 31, 2009 entirely from current earnings after quarterly dividends, and a 1.5% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 11.0% and 11.1% of total assets at March 31, 2009 and December 31, 2008, respectively. The Company paid dividends of $.19 per share during the three month periods ended March 31, 2009 and paid dividends of $.18 in the three month period ended March 31, 2008.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2009, without approval of the Comptroller of the Currency, of approximately $1,981,000, plus an additional amount equal to the bank’s net profit for 2009 up to the date of any such dividend declaration.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of March 31, 2009, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2009
Total Capital (to Risk Weighted Assets)	$28,257	18.53%	$12,198	8.0%	$15,248	10.0%
Tier I Capital (to Risk Weighted Assets)	26,368	17.29%	6,099	4.0%	9,149	6.0%
Tier I Capital (to Adjusted Total Assets)	26,368	10.15%	10,390	4.0%	12,987	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$28,045	18.86%	$11,897	8.0%	$14,871	10.0%
Tier I Capital (to Risk Weighted Assets)	26,191	17.61%	5,949	4.0%	8,923	6.0%
Tier I Capital (to Adjusted Total Assets)	26,191	10.14%	10,334	4.0%	12,917	5.0%
Progressive Bank, N.A.
As of March 31, 2009
Total Capital (to Risk Weighted Assets)	$28,048	18.45%	$12,163	8.0%	$15,204	10.0%
Tier I Capital (to Risk Weighted Assets)	26,159	17.21%	6,082	4.0%	9,123	6.0%
Tier I Capital (to Adjusted Total Assets)	26,159	10.09%	10,369	4.0%	12,961	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$27,788	18.74%	$11,861	8.0%	$14,826	10.0%
Tier I Capital (to Risk Weighted Assets)	25,934	17.49%	5,930	4.0%	8,895	6.0%
Tier I Capital (to Adjusted Total Assets)	25,934	10.06%	10,316	4.0%	12,895	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $114,693,714 classified as available for sale at March 31, 2009. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $14,741,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2009 was approximately $92.8 million subject to the purchase of additional FHLB stock. At March 31, 2009, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2009. At March 31, 2009 and December 31, 2008, the Company had outstanding loan commitments and unused lines of credit totaling $19,062,000 and $18,973,000, respectively. As of March 31, 2009, management placed a high probability for required funding within one year of approximately $11.7 million. Approximately $4.4 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2009 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately .6%, and given a 200 basis point decrease scenario net interest income would be increased by approximately 1.7%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be increased by approximately .1%, and given a 100 basis point decrease scenario net interest income would be increased by 2.3%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2008 for disclosures with respect to risk factors. There have been no material changes since year-end 2008 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	Submission of Matters to Vote of Security Holders

a.	Inapplicable

b.	Inapplicable

c.	Inapplicable

d.	Inapplicable

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On March 9, 2009 a report on Form 8-K was filed which contained a press release dated March 5, 2009 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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

Dated: May 8, 2009

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