Form 10-Q
period 2009-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2009-08-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of August 11, 2009: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS
	(Unaudited)
Cash and due from banks	$4,406,362	$5,992,400
Due from banks - interest bearing	1,338,094	360,334
Federal funds sold	5,794,000	2,748,000

Total cash and cash equivalents	11,538,456	9,100,734
Investment securities:
Available-for-sale (at fair value)	116,917,414	112,046,054
Held-to-maturity (fair value of $101,275 and $323,716, respectively)	100,880	320,256
Loans	129,212,487	124,634,785
Less allowance for loan losses	(1,894,321)	(1,923,455)

Net loans	127,318,166	122,711,330
Premises and equipment, net	4,791,835	4,713,897
Accrued income receivable	1,100,448	1,252,753
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,612,167	3,553,984
Other assets	3,089,055	2,820,510

Total assets	$270,112,540	$258,163,637

LIABILITIES
Noninterest bearing deposits:
Demand	$22,964,690	$24,108,459
Interest bearing deposits:
Demand	36,287,078	33,782,737
Savings	60,138,935	55,716,792
Time	94,662,362	92,777,279

Total deposits	214,053,065	206,385,267
Federal funds purchased and securities sold under agreements to repurchase	13,160,170	11,013,195
Federal Home Loan Bank borrowings	10,892,286	10,929,369
Accrued interest payable	543,742	566,590
Other liabilities	2,342,758	532,658

Total liabilities	240,992,021	229,427,079

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at June 30, 2009 and December 31, 2008	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	14,958,579	14,492,736
Accumulated other comprehensive income	783,628	865,510

Total stockholders’ equity	29,120,519	28,736,558

Total liabilities and stockholders’ equity	$270,112,540	$258,163,637

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,819,871	$1,818,008	$3,601,428	$3,749,808
Tax-exempt	129,041	136,637	270,177	273,124
Debt securities:
Taxable	1,099,866	1,109,903	2,305,519	2,213,693
Tax-exempt	201,047	185,218	372,421	386,311
Dividends	—	8,867	—	20,981
Other interest income	4,022	34,463	8,256	70,843
Federal funds sold	191	36,093	335	97,215

Total interest and dividend income	3,254,038	3,329,189	6,558,136	6,811,975

INTEREST EXPENSE
Deposits	940,903	1,145,636	1,971,121	2,324,392
Federal funds purchased and repurchase agreements	28,929	31,172	56,564	88,264
FHLB and other long-term borrowings	135,925	120,720	271,602	237,812

Total interest expense	1,105,757	1,297,528	2,299,287	2,650,468

Net interest income	2,148,281	2,031,661	4,258,849	4,161,507
PROVISION FOR LOAN LOSSES	10,000	—	10,000	—

Net interest income after provision for loan losses	2,138,281	2,031,661	4,248,849	4,161,507

NONINTEREST INCOME
Service charges and other fees	175,272	208,840	333,732	413,433
Net gains (losses) on available for sale securities	185,945	(511)	178,552	111,990
Other operating income	127,707	125,221	266,148	268,612

Total noninterest income	488,924	333,550	778,432	794,035

NONINTEREST EXPENSE
Salary and employee benefits	934,985	865,829	1,845,004	1,825,583
Net occupancy expense of premises	309,706	311,119	643,480	615,468
Other operating expenses	693,349	546,345	1,186,581	1,044,726

Total noninterest expense	1,938,040	1,723,293	3,675,065	3,485,777

Income before income taxes	689,165	641,918	1,352,216	1,469,765
INCOME TAXES	142,940	130,701	282,397	322,207

Net income	$546,225	$511,217	$1,069,819	$1,147,558

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.34	$0.32	$0.67	$0.72

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.37

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	1,069,819	—	—	$1,069,819	1,069,819
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(81,882)	(81,882)	(81,882)

Comprehensive income							$987,937

Cash dividend ($.38 per share)	—	—	—	(603,976)	—	—		(603,976)

BALANCE, JUNE 30, 2009	1,599,411	$7,997,055	$5,609,357	$14,958,579	$(228,100)	$783,628		$29,120,519

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2007	1,538,443	$7,692,215	$4,982,606	$14,394,610	$(228,100)	$373,268		$27,214,599
Comprehensive income:
Net income	—	—	—	1,147,558	—	—	$1,147,558	1,147,558
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(535,507)	(535,507)	(535,507)

Comprehensive income							$612,051

Cash dividend ($.37 per share)	—	—	—	(580,808)	—	—		(580,808)

BALANCE, JUNE 30, 2008	1,538,443	$7,692,215	$4,982,606	$14,961,360	$(228,100)	$(162,239)		$27,245,842

			For the Six Months Ended June 30,
			2009	2008
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period			$29,481	$(465,659)
Less reclassification adjustment for gains included in net income			111,363	69,848

Net unrealized losses on securities			$(81,882)	$(535,507)

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,069,819	$1,147,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	—
Depreciation and amortization	218,150	226,828
Amortization of investment securities, net	(51,584)	(160,012)
Investment security gains	(178,552)	(111,990)
Increase in cash surrender value of bank-owned life insurance	(58,183)	(62,536)
Decrease (increase) in interest receivable	152,305	(9,815)
Increase in interest payable	(22,848)	(90,182)
Other, net	1,590,958	(316,904)

Net cash provided by operating activities	2,730,065	622,947

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	(4,622,388)	1,869,098
Proceeds from sales of securities available-for-sale	7,027,558	7,021,993
Proceeds from maturities of securities available-for-sale	32,316,507	52,314,017
Proceeds from maturities of securities held-to-maturity	220,000	165,000
Principal collected on mortgage-backed securities	7,494,754	5,620,726
Purchases of securities available-for-sale	(51,611,952)	(69,182,387)
Recoveries on loans previously charged-off	5,552	67,720
Purchases of premises and equipment	(296,088)	(211,702)

Net cash used in investing activities	(9,466,057)	(2,335,535)

FINANCING ACTIVITIES
Net increase in deposits	7,667,798	4,891,476
Dividends paid	(603,976)	(580,808)
Increase (decrease) in short-term borrowings	2,146,975	(2,329,583)
Increase (decrease) in FHLB and other long-term borrowings	(37,083)	1,667,086

Net cash provided by financing activities	9,173,714	3,648,171

INCREASE IN CASH AND CASH EQUIVALENTS	2,437,722	1,935,583
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	9,100,734	12,925,180

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$11,538,456	$14,860,763

Supplemental Disclosures:
Cash Paid for Interest	$2,322,135	$2,740,650
Cash Paid for Income Taxes	$425,000	$350,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

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

Subsequent Events: The Company assessed events occurring subsequent to June 30, 2009 through August 11, 2009 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustment to or disclosure in the financial statements.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2009 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114 and No. 118, “Accounting for Creditors for Impairment of a Loan.” It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2009 and December 31, 2008 respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: (Continued) The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $2,507,123 as of June 30, 2009 which are subject to recourse obligation or credit risk in the amount of $68,620. As of December 31, 2008 the loans sold under this agreement amounted to $1,817,036 and were subject to a recourse obligation or credit risk in the amount of $41,635. The amount of income recognized as of a result of this agreement was $6,843 and $3,880 for the period ending June 30, 2009 and 2008, respectively.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,894,321 at June 30, 2009, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,612,167 and $3,553,984 at June 30, 2009 and December 31, 2008, respectively. The face value of the bank-owned life insurance at June 30, 2009 was approximately $9.4 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company did not recognize any amortization expense in the three month periods ended June 30, 2009 and 2008. Amortization expense of $-0- and $14,792 was recognized in the six month periods ended June 30, 2009 and 2008, respectively. The unamortized balance from the purchase of these core deposit intangible assets was $-0- at June 30, 2009 and December 31, 2008, respectively. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $79,675 and $33,884 for the three month periods ended June 30, 2009 and 2008, respectively. For the six month periods ended June 30, 2009 and 2008 advertising expenses amounted to $88,525 and $41,738, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2009 and June 30, 2008. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Before-tax amount	$(838,528)	$(1,867,791)	$(131,284)	$(858,597)
Tax effect	315,538	702,850	49,402	323,090

Net of tax effect	(522,990)	(1,164,941)	(81,882)	(535,507)
Net income as reported	546,225	511,217	1,069,819	1,147,558

Total comprehensive income (loss)	$23,235	$(653,724)	$987,937	$612,051

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

(Unaudited)

NOTE 2 - FAIR VALUE MEASUREMENTS:

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

As of June 30, 2009, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2009, all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$241	$116,676	$—	$116,917
Impaired loans	$—	$3,797	$—	$3,797

NOTE 3 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimates of fair values of financial instruments are summarized as follows:

	June 30, 2009		December 31, 2008
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,538	$11,538	$9,101	$9,101
Investment securities	117,018	117,018	112,366	112,370
Loans	127,318	128,028	122,712	124,208
Bank owned life insurance	3,612	3,612	3,554	3,554
Accrued income receivable	1,100	1,100	1,253	1,253
Financial liabilities:
Deposits	214,053	216,046	206,385	208,345
Federal funds purchased and repurchase agreements	13,160	13,160	11,013	11,013
FHLB and other long term borrowings	10,892	10,892	10,930	10,930
Accrued interest payable	544	544	566	566

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

(Unaudited)

NOTE 3 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS (CONTINUED)

The reported fair values of financial instruments are based on a variety of factors. Where possible, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Intangible values assigned to customer relationships are not reflected in the reported fair values. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount for cash and cash equivalents is a reasonable estimate of fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: The fair value for net loans is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Bank Owned Life Insurance: The carrying amount of bank owned life insurance represents the cash surrender value of the underlying insurance policies, if such policies were terminated. Management believes that the carrying amount approximates the fair value.

Accrued income receivable: The carrying amount of accrued income receivable approximates its fair value.

Deposits: Noninterest bearing and interest bearing demand deposits and savings deposits are valued at the amount payable on demand as of year end. The fair values for time deposits are based on discounted value of cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

Federal Funds Purchased and Repurchase Agreements: The carrying amount for federal funds purchased and repurchase agreements are considered to be a reasonable estimate of fair value.

Federal Home Loan Bank and other long term borrowings: The fair value of FHLB and other long term borrowings is based on the interest rates currently charged for borrowings with similar terms and maturities.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates it fair value.

Off-Balance-Sheet Instruments: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The amount of fees currently charged on commitments is determined to be insignificant and, therefore, the carrying value and fair value of off-balance-sheet instruments are not shown.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R)) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

(Unaudited)

Recent Accounting Pronouncements: (Continued)

In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

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

June 30, 2009 AND 2008

(Unaudited)

Recent Accounting Pronouncements (Continued)

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (I) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 3 herein.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 AND 2008

(Unaudited)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No. 168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No. 168 will not have a material impact on its results of operations or financial position.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,		Years ended December 31,
	2009	2008	2009	2008	2008	2007	2006
SUMMARY OF OPERATIONS
Total interest income	$3,254	$3,329	$6,558	$6,812	$13,514	$13,708	$13,772
Total interest expense	1,106	1,297	2,299	2,650	5,275	5,431	4,943
Net interest income	2,148	2,032	4,259	4,162	8,239	8,277	8,829
Provision for loan losses	10	—	10	—	—	(100)	—
Total other income	489	334	778	794	1,488	1,410	1,433
Total other expenses	1,938	1,723	3,675	3,486	7,009	7,272	7,614
Income before income taxes	689	642	1,352	1,470	2,718	2,515	2,648
Net income	546	511	1,070	1,148	2,206	2,036	2,144
PER SHARE DATA
Net income	$0.34	$0.32	$0.67	$0.72	$1.39	$1.28	$1.35
Cash dividends declared	0.19	0.19	0.38	0.37	0.74	0.73	0.73
Book value per share	18.32	17.14	18.32	17.14	18.08	17.12	15.90
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$128,759	$119,643	$127,460	$120,155	$120,722	$120,409	$129,997
Investment securities	111,941	108,460	110,795	105,869	108,114	109,278	109,533
Deposits - interest bearing	191,311	181,608	189,128	180,936	182,450	182,682	190,160
Stockholders’ equity	28,160	27,178	28,054	27,052	27,295	26,223	25,416
Total assets	268,019	256,640	264,666	255,449	258,275	253,930	262,946
SELECTED RATIOS
Return on average assets	0.82%	0.80%	0.82%	0.90%	0.85%	0.80%	0.82%
Return on average equity	7.78%	7.56%	7.69%	8.53%	8.08%	7.76%	8.44%
Average equity to average assets	10.51%	10.59%	10.60%	10.59%	10.57%	10.33%	9.67%
Dividend payout ratio	55.88%	59.38%	56.72%	51.39%	53.24%	57.03%	54.07%
Loan to Deposit ratio	60.36%	57.55%	60.36%	57.55%	60.39%	59.93%	57.37%

	(Unaudited)
	June 30,		December 31,
	2009	2008	2008	2007	2006
BALANCE SHEET
Investments	$117,018	$110,121	$112,366	$106,647	$110,894
Loans	129,212	119,705	124,635	121,739	120,709
Allowance for loan losses	(1,894)	(1,945)	(1,923)	(2,043)	(2,297)
Other assets	25,777	29,418	23,086	26,844	25,132

Total Assets	$270,113	$257,299	$258,164	$253,187	$254,438

Deposits	$214,053	$208,018	$206,385	$203,127	$210,409
Federal funds purchased and repurchase agreements	13,160	9,867	11,013	12,196	15,240
FHLB borrowings	10,892	10,966	10,929	9,298	2,343
Other liabilities	2,887	1,202	1,100	1,351	1,169
Stockholders’ equity	29,121	27,246	28,737	27,215	25,277

Total Liabilities and Stockholders’ equity	$270,113	$257,299	$258,164	$253,187	$254,438

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

OVERVIEW

The Company reported net income of $1,069,819 or $.67 per share for the six months ended June 30, 2009 compared to $1,147,558 or $.72 per share for the same period during 2008. The decline in net income for the six months ended June 30, 2009 as compared to the same period in 2008 of $77,739 or 6.8% was primarily the result of increases in noninterest expenses and in the provision for loan losses combined with the decrease in noninterest income, offset in part by an increase in net interest income and a decrease in income tax expense. Noninterest expenses increased $189,288 or 5.4% during the six month period ended June 30, 2009 as compared to the same period in 2008 primarily due to the increases in other operating expenses, as well as increases in salary and employee benefits expense, and occupancy expenses. Noninterest income fell $15,603 or 2.0% primarily due to the decline in service charges and fees earned on deposit accounts combined with the decrease in other operating income, which were offset in part by the net change in the gains (losses) on sales of investment securities. Net interest income increased $97,342 or 2.3%, primarily due to the decrease in the interest expense paid on interest bearing liabilities combined with the increase in the interest earned on investment securities, offset in part by a decline in the interest and fees earned on loans. The ROA was .82% for the six months ended June 30, 2009 as compared to .90% for the same period of the prior year. For the six months ended June 30, 2009 compared to June 30, 2008, the ROE was 7.69% and 8.53%, respectively.

For the second quarter of 2009, net income was $546,225 or $.34 per share as compared to $511,217 or $.32 per share for the same period in 2008. The increase in earnings was primarily due to increases in noninterest income and net interest income, offset in part by the increases in noninterest expenses, the provision for loan losses and income taxes. Noninterest income increased $155,374 or 46.6% for the three months ended June 30, 2009 as compared to same period of the prior year and was due to the change in the net gains (losses) on sales of investment securities combined with the increase in other operating income, offset in part by the decreases in service charges and other fee income. Net interest income increased $116,620 or 5.7% and was primarily due to the decrease in the interest paid on interest bearing liabilities, offset in part by the decreases in the interest earned on federal funds sold, other interest income, and dividends. Noninterest expenses rose $214,747 or 12.5% during the three month period ended June 30, 2009 as compared to the same period in 2008 primarily due to the increases in other operating expenses and salary and employee benefits expenses.

Table One is a summary of Selected Financial Data of the Company and the sections that follow discuss in more detail the information in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2009

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008.

For the six months ended June 30, 2009, net interest income was $4,258,849, an increase of $97,342 or 2.3%, from the same period in 2008. Net interest income rose primarily due to the increase in average volume of earning assets offset in part by the decline in the taxable equivalent yield on earning assets. The average earning assets increased approximately $8.9 million or 3.7% from June 30, 2008 to 2009. The taxable equivalent net yield on earning assets decreased from 3.85% at June 30, 2008 to 3.80% at June 30, 2009.

Interest income on investment securities during the first six months of 2009 increased $77,936 or 3.0% as compared to the same period of the prior year. The increase in interest income on investment securities during the first six months of 2009 was primarily due to the rise in the average volume which was partially offset by a decline in the yields earned. The taxable equivalent yield on investment securities fell 6 basis points in 2009, from 5.39% at December 31, 2008 to 5.33% at June 30, 2009 and decreased 10 basis points from June 30, 2008. The average volume of investment securities have increased approximately $4.9 million or 4.7% since June 30, 2008.

Interest and fees on loans decreased $151,327 or 3.8%, from the same period in 2008 due to the decline in the average yield on loans, offset in part by the increase in the average loan volume. The taxable equivalent yield on loans fell 46 basis points in 2009 from 6.87% at December 31, 2008 to 6.41% at June 30, 2009 and fell 63 basis points from June 30, 2008. The average loan volume increased approximately $7.3 million or 6.1% since June 30, 2008.

During the six months ended June 30, 2009, interest expense fell $351,181 or 13.2% as compared to the same period in 2008. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2009. The average yield paid on interest bearing liabilities fell 39 basis points from 2.58% at December 31, 2008 to 2.19% at June 30, 2009 and decreased 45 basis points since June 30, 2008.

Noninterest Income

Noninterest income decreased $15,603 or 2.0% for the six months ended June 30, 2009 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decline in service charges and other fee income combined with the decrease in other operating income, partially offset by the increase in the net gains on sales of investment securities.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $79,701 in the first six months of 2009 as compared to the same period in 2008, down 19.3%, from 2008. Approximately $70,500 of the decrease related primarily to the decline in overdraft charges.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2009, other operating income decreased $2,464 or .9% compared to the same period in 2008. The decrease in other operating income during the six month period ended June 30, 2009 as compared to the same period in the prior year was primarily due to the decrease in the earnings related to the cash surrender value of the bank owned life insurance on its key officers and declines in other miscellaneous income, offset in part by an increase in ATM fees.

The net gains (losses) on investment securities increased $66,562 or 59.4% for the six month period ended June 30, 2009 as compared to the same period in 2008. The increase in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $6.8 million of investment securities during the second quarter of 2009 to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $187,023. During the first quarter of 2008, the Company’s subsidiary bank sold approximately $6.9 million of investment securities to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $112,713. The Company accounted for securities gains of $187,361 and securities losses of $8,809 during the six month period ended June 30, 2009 and securities gains of $114,512 and securities losses of $2,522 during the six month period ended June 30, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008. Average balance sheet information for the periods ended June 30, 2009 and 2008 and December 31, 2008 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the six months ended June 30, 2009			December 31, 2008			For the six months ended June 30, 2008
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$25,529	$576	4.55%	$23,179	$1,169	5.04%	$22,520	$594	5.30%
Mortgage backed securities	63,376	1,654	5.26%	63,200	3,296	5.22%	61,214	1,585	5.21%
States and political subdivisions	20,114	400	4.01%	20,412	797	3.90%	21,300	414	3.91%
Other securities	1,776	48	5.45%	1,323	73	5.52%	835	22	5.30%

Total Investment securities:	110,795	2,678	4.87%	108,114	5,335	4.93%	105,869	2,615	4.97%
Interest bearing deposits	2,252	1	0.09%	3,631	69	1.90%	3,979	49	2.48%
Federal funds sold	6,626	1	0.03%	8,566	141	1.65%	8,492	97	2.30%
Loans, net of unearned income	127,460	3,871	6.12%	120,722	7,917	6.56%	120,155	4,023	6.73%
Other earning assets	1,460	7	0.97%	1,349	52	3.85%	1,248	28	4.51%

Total earning assets	248,593	6,558	5.32%	242,382	13,514	5.58%	239,743	6,812	5.71%
Other assets	17,970			17,816			17,712
Allowance for loan losses	(1,897)			(1,923)			(2,006)

Total Assets	$264,666			$258,275			$255,449

LIABILITIES
Time deposits	$94,493	$1,669	3.56%	$94,845	$3,979	4.20%	$95,462	$2,051	4.32%
Savings deposits	58,246	238	0.82%	52,738	458	0.87%	51,335	207	0.81%
Interest bearing demand deposits	36,389	64	0.35%	34,867	151	0.43%	34,139	66	0.39%
Federal funds purchased and repurchase agreements	11,629	56	0.97%	12,090	173	1.43%	11,661	88	1.52%
FHLB and other long-term borrowings	10,911	272	5.03%	10,209	514	5.03%	9,463	238	5.06%

Total interest bearing liabilities	211,668	2,299	2.19%	204,749	5,275	2.58%	202,060	2,650	2.64%
Demand deposits	23,924			24,839			24,864
Other liabilities	1,020			1,392			1,473

Total Liabilities	236,612			230,980			228,397
STOCKHOLDERS’ EQUITY	28,054			27,295			27,052

Total Liabilities and Stockholders’ Equity	$264,666			$258,275			$255,449

Net yield on earning assets		$4,259	3.45%		$8,239	3.40%		$4,162	3.49%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008, respectively. The effect of this adjustment is presented below.

Investment securities	$110,795	$2,926	5.33%	$108,114	$5,829	5.39%	$105,869	$2,858	5.43%
Loans	127,460	4,052	6.41%	120,722	8,289	6.87%	120,155	4,205	7.04%

Total earning assets	$248,593	$6,987	5.67%	$242,382	$14,380	5.93%	$239,743	$7,237	6.07%

Taxable equivalent net yield on earning assets		$4,688	3.80%		$9,105	3.76%		$4,587	3.85%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2009 (Continued)

Noninterest Expense

Noninterest expense increased $189,288 or 5.4% for the six months ended June 30, 2009 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in and other operating expenses, occupancy expenses and salary and employee benefits expenses.

Other operating expense increased $141,855, or 13.6%, compared to the same period of the prior year. The increase in other operating expenses was primarily due to a rise in the regulatory assessment and deposit insurance expenses which increased $183,592 or 359.9% during the six month period ended June 30, 2009 as compared to the same period in 2008. In addition to the Bank’s regular insurance assessment as of June 30, 2009, the Federal Deposit Insurance Corporation (FDIC) imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 Capital and caps the special assessment at 10 basis points times the bank’s assessment base for the second quarter 2009 risk-based assessment. An additional special assessment in 2009 of up to 5 basis points later in 2009 is probable, but the amount is uncertain. The FDIC board may vote to impose such an additional special assessment if they estimate that the Deposit Insurance Fund reserve ratio will fall to a level that the board believes would adversely affect public confidence or to a level that will be close to or below zero.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2009	2008
Directors’ fees	$52,375	$67,275
Stationery and supplies	56,970	106,139
Regulatory assessment and deposit insurance	234,598	51,006
Advertising	88,524	41,738
Postage and transportation	79,410	81,532
Other taxes	99,551	100,098
Service expense	186,859	207,993
Other	388,294	388,945

Total	$1,186,581	$1,044,726

Net occupancy expenses of premises increased $28,012 or 4.6% during the six months ended June 30, 2009 compared to the same period in 2008. The increase in utilities expense, furniture and fixture depreciation expenses and other building maintenance costs, offset in part by the decrease in expenses for other real estate owned property contributed to the increase in occupancy expenses in 2009 as compared to 2008.

Salary and employee benefits expenses increased $19,421 or 1.1% during the six months ended June 30, 2009 over the same period in 2008. Salary and employee benefit expense in 2009 compared to 2008 increased primarily as a result of the increase in employee benefits expense combined with an increase in payroll taxes, offset in part by the reduction in salary expenses.

Income Taxes

Income tax expense for the six month period ended June 30, 2009 was $282,397, decreasing 12.4% compared to the same period in 2008. Income tax expense decreased primarily due to the decrease in pre-taxable income of $117,549, offset in part by the decrease in tax-exempt income during the first six months of 2009 over the same period in 2008. Components of the income tax expense for June 30, 2009 were $228,446 for federal taxes and $53,951 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2009 and 2008. Average balance sheet information for the periods ended June 30, 2009 and 2008 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2009 and 2008.

	(Unaudited)			(Unaudited)
	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$24,357	$241	3.97%	$22,139	$255	4.63%
Mortgage backed securities	64,517	821	5.10%	64,642	838	5.21%
Obligations of states and political subdivisions	21,283	215	4.05%	20,343	199	3.93%
Other securities	1,784	24	5.40%	1,336	18	5.42%

Total Investment securities:	111,941	1,301	4.66%	108,460	1,310	4.86%
Interest bearing deposits	2,148	1	0.19%	3,131	16	2.06%
Federal funds sold	7,706	—	0.00%	8,191	36	1.77%
Loans, net of unearned income	128,759	1,949	6.07%	119,643	1,955	6.57%
Other earning assets	1,470	3	0.82%	1,297	12	3.72%

Total earning assets	252,024	3,254	5.18%	240,722	3,329	5.56%
Other assets	17,881			17,887
Allowance for loan losses	(1,886)			(1,969)

Total Assets	$268,019			$256,640

LIABILITIES
Time deposits	$94,560	$795	3.37%	$95,199	$1,007	4.25%
Savings deposits	59,816	116	0.78%	51,805	107	0.83%
Interest bearing demand deposits	36,935	30	0.33%	34,604	32	0.37%
Federal funds purchased and repurchase agreements	12,525	29	0.93%	10,651	31	1.17%
FHLB and other long-term borrowings	10,901	136	5.00%	9,634	121	5.05%

Total interest bearing liabilities	214,737	1,106	2.07%	201,893	1,298	2.59%
Demand deposits	24,063			26,114
Other liabilities	1,059			1,455

Total Liabilities	239,859			229,462
STOCKHOLDERS’ EQUITY	28,160			27,178

Total Liabilities and Stockholders’ Equity	$268,019			$256,640

Net yield on earning assets		$2,148	3.42%		$2,031	3.39%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2009 and 2008, respectively. The effect of this adjustment is presented below.

Investment securities	$111,941	$1,435	5.14%	$108,460	$1,419	5.26%
Loans	128,759	2,035	6.34%	119,643	2,046	6.88%

Total earning assets	$252,024	$3,474	5.53%	$240,722	$3,529	5.90%

Taxable equivalent net yield on earning assets		$2,368	3.77%		$2,231	3.73%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2009

Net Interest Income

For the three months ended June 30, 2009, net interest income was $2,148,281, increasing $116,620 or 5.7%, from the same period in 2008. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities, offset in part by the decreases in the interest earned on federal funds sold, other interest income, and dividends. The taxable equivalent net yield on earnings assets increased from 3.73% at June 30, 2008 to 3.77% at June 30, 2009. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2009 and 2008.

Interest expense paid on deposit liabilities fell $191,771 or 14.8% during the three months ended June 30, 2009 as compared to the same period in 2008. The decline in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities, which were offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 52 basis points, from 2.59% at June 30, 2008 to 2.07% at June 30, 2009. The average volume of interest bearing liabilities rose approximately $12.8 million or 6.4%, from June 30, 2008 to June 30, 2009 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements combined with an increase in Federal Home Loan Bank borrowings.

Interest income on federal funds sold, other interest income, and dividends decreased primarily as a result of the decline in the average yield earned due to the decrease in current market rates of interest.

Interest and fees on loans decreased $5,733 or .3% for the three month period ended June 30, 2009 as compared to the same period in 2008 due to the decline in the average yield on loans, offset in part by the increase in the average volume of loans. The taxable equivalent yield on loans fell 53 basis points, to 6.34% at June 30, 2009 from 6.87% at December 31, 2008 and decreased 54 basis points from June 30, 2008.

Interest income on investment securities increased $5,792 or ..5% during the second quarter of 2009 compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the rise in the average volume, offset in part by the decline in the yield earned. The activity of the investment portfolio increased with the average volume increasing approximately $3.8 million or 3.5% since December 31, 2008 and $3.5 million or 3.2% since June 30, 2008. The taxable equivalent yield earned on investment securities declined 12 basis points, to 5.14% for the three months ended June 30, 2009 as compared to 5.26% for the same period in 2008.

Noninterest Income

Noninterest income increased $155,374 or 46.6% for the three months ended June 30, 2009 as compared to same period of the prior year. The increase in noninterest income was primarily due to the change in the net gains (losses) on sales of investment securities combined with the increase in other operating income, offset in part by the decreases in service charges and other fee income.

The net gains (losses) on investment securities increased $186,456 for the three month period ended June 30, 2009 as compared to the same period in 2008. The increase in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $6.8 million of investment securities during the second quarter of 2009 to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $187,023. The Company accounted for securities gains of $187,361 and securities losses of $1,416 during the three month period ended June 30, 2009 and securities gains of $259 and securities losses of $770 during the three month period ended June 30, 2008.

Service charges decreased $33,568 during the three months ended June 30, 2009, down 16.1%, from the same period in 2008. The decline in service charges and other fee income was primarily due to decreases in overdraft fees.

For the second quarter of 2009, other operating income increased $2,486 or 2.0% as compared to same period of the prior year. The increase in other operating income during the three month period ended June 30, 2009 as compared to the same period in the prior year was primarily due to increases in ATM fees and sales of checkbooks, offset in part by decreases in credit card fees, credit life commissions, utility bill and collection fees and other miscellaneous income and a decline in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Noninterest Expense

Noninterest expense increased $214,747 or 12.5% for the three months ended June 30, 2009 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and salary and employee benefits expenses.

Salary and employee benefits increased $69,156 or 8.0% during the three months ended June 30, 2009 over the same period in 2008. The increase in salary and employee benefit expense in 2009 compared to 2008 was primarily due to the increase in salary expenses combined with the increase in employee benefits expenses. Other operating expense increased $147,004, or 26.9%, compared to the same period of the prior year. The increase in other operating expenses during the three month period ended June 30, 2009 as compared to 2008 was attributable primarily due to the increases in regulatory assessments, advertising expenses, postage and transportation expenses and other taxes, which were offset in part by decreases in director fees, stationery and supplies expenses, service expense, other expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2009	2008
Directors’ fees	$25,325	$34,400
Stationery and supplies	30,919	60,146
Regulatory assessment and deposit insurance	178,154	25,429
Advertising	79,675	33,884
Postage and transportation	43,524	36,539
Other taxes	48,988	48,712
Service expense	94,553	104,049
Other	192,211	203,186

Total	$693,349	$546,345

Income Taxes

Income tax expense for the three month period ended June 30, 2009 was $142,940, increasing 9.4% compared to the same period in 2008. Income tax expense increased primarily due to the increase in pre-taxable income of $47,247 offset in part by the increase in tax-exempt income of $8,233 during the three month period ended June 30, 2009 over the same period in 2008. Components of the income tax expense for the three months ended June 30, 2009 were $115,394 for federal taxes and $27,546 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities increased approximately $4.7 million or 4.1% from December 31, 2008 to June 30, 2009. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 77.5% of total securities at June 30, 2009, as compared to 84.1% at December 31, 2008. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $1,256,418 and $1,387,702 at June 30, 2009 and December 31, 2008, respectively. The fair value of securities classified as held to maturity was above book value by $395 at June 30, 2009 and was above book value by $3,460 at December 31, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

(dollars in thousands)	(Unaudited) June 30, 2009	December 31, 2008
Securities held-to-maturity:
Obligations of states and political subdivisions	$101	$320

Total held-to-maturity	101	320

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	21,064	26,888
Obligations of states and political subdivisions	27,264	18,523
Corporate debt securities	1,350	1,322
Mortgage-backed securities	67,008	65,076
Equity securities	231	237

Total available-for-sale	116,917	112,046

Total	$117,018	$112,366

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	(Expressed in thousands) June 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies	$5,372	$(27)	$—	$—	$5,372	$(27)
Obligations of states and political subdivisions	15,806	(410)	948	(103)	16,754	(513)
Corporate debt securities	—	—	849	(157)	849	(157)
Mortgage-backed securities	10,716	(131)	326	(6)	11,042	(137)

Total debt securities	31,894	(568)	2,123	(266)	34,017	(834)
Equity securities	78	(7)	96	(42)	174	(49)

Total	$31,972	$(575)	$2,219	$(308)	$34,191	$(883)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 65 positions that are temporarily impaired at June 30, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2009 and December 31, 2008 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) June 30, 2009				December 31, 2008
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$3,046	4.53%	$—	—%	$2,066	4.35%
After One But Within Five Years	—	—	15,089	2.63	—	—	1,591	4.42
After Five But Within Ten Years	—	—	2,925	4.70	—	—	23,228	5.14
After Ten Years	—	—	4	0.88	—	—	3	2.69

	—	—	21,064	3.19	—	—	26,888	5.04
States & Political Subdivisions
Within One Year	101	8.95	654	4.41	320	7.85	1,456	3.86
After One But Within Five Years	—	—	5,682	5.08	—	—	6,090	5.18
After Five But Within Ten Years	—	—	2,913	5.84	—	—	3,591	5.89
After Ten Years	—	—	18,015	5.88	—	—	7,386	6.12

	101	8.95	27,264	5.67	320	7.85	18,523	5.59
Corporate Debt Securities
Within One Year	—	—	—	—	—	—	—	—
After One But Within Five Years	—	—	1,350	6.60	—	—	1,322	6.74
After Five But Within Ten Years	—	—	—	—	—	—	—	—
After Ten Years	—	—	—	—	—	—	—	—

	—	—	1,350	6.60	—	—	1,322	6.74
Mortgage-Backed Securities	—	—	67,008	4.69	—	—	65,076	5.35
Equity Securities	—	—	231	3.68	—	—	237	5.22

Total	$101	8.95%	$116,917	4.67%	$320	7.85%	$112,046	5.33%

Assets carried at $29,740,000 and $34,199,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased approximately $4.6 million or 3.7% from December 31, 2008 to June 30, 2009. The increase in loans during the first six months of 2009 was primarily due to increases in commercial loans, and in residential real estate loans, which increased approximately $5,083,000 and $33,000, respectively, offset by decreases in installment loans and in other loans which decreased approximately $280,000 and $276,000, respectively. The increase in commercial loans was primarily due to the increased demand for commercial real estate and commercial loans. The increase in residential real estate loans was primarily due to the increased demand for multifamily residential properties, offset in part by a decline in loans secured by one-to-four family residential properties. Other loans decreased primarily due to the decreased demand for loans to states an political subdivisions. Installment loans were relatively flat during the second quarter of 2009.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-five percent (35%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-five percent (45%) of the loan portfolio. Installment loans comprised eleven percent (11%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2008 were a 2% increase in commercial and industrial loans a 1% decrease in residential real estate loans and a 1% decrease in other loans.

Table Seven - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	June 30, 2009	December 31, 2008
Real Estate - residential:
Real estate - construction	$524	$711
Real estate -farmland	307	295
Real estate - residential	44,000	43,792

	$44,831	$44,798
Commercial:
Real estate-secured by nonfarm nonresidential	$47,805	$43,914
Commercial and industrial	10,841	9,649

	$58,646	$53,563

Installment:
Installment and other loans to individuals	$13,806	$14,086

Other:
Nonrated industrial development obligations	$11,968	$12,342
Other loans	140	42

	$12,108	$12,384

Total	129,391	124,831
Less unearned interest	179	196

	$129,212	$124,635

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2009 and December 31, 2008 :

(dollars in thousands	June 30, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$118	$267	$139	$63	$400	$248
Commercial real estate - secured by nonfarm, nonresidential property	695	5,613	41,497	332	4,782	38,800
Commercial and industrial	2,324	3,539	4,978	2,305	2,696	4,648
Nonrated industrial development obligations	1,211	5,059	5,698	1,324	2,585	8,433

Total	$4,348	$14,478	$52,312	$4,024	$10,463	$52,129

The following table presents an analysis of fixed and variable rate loans as of June 30, 2009 and December 31, 2008 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	June 30, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,308	$10,194	$7,061	$2,535	$8,884	$6,791
Variable Rates	2,040	4,284	45,251	1,489	1,579	45,338

Total	$4,348	$14,478	$52,312	$4,024	$10,463	$52,129

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

Total non-performing loans were $4,101,000 at June 30, 2009 as compared to $3,283,000 at December 31, 2008. The increase in non-performing loans was primarily due to an increase in non-accrual loans combined with the increase in loans past due 90 days or more. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,797,000 or 2.9% of total loans outstanding as of June 30, 2009, as compared to $3,275,000 or 2.6% of total loans at December 31, 2008. The increase in non-accrual loans during the first six months of 2009 was primarily due to the addition of three commercial real estate loans totaling approximately $637,000 and two residential real estate loans totaling approximately $72,000 offset in part by payments and/or charge-offs. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	(Unaudited)
(dollars in thousands)	June 30, 2009	December 31, 2008
Past Due 90 Days or More:
Real estate - residential	$291	$—
Commercial	5	—
Installment	—	—

	$296	$—

Non-accrual:
Real estate - residential	$1,003	$939
Commercial	2,783	2,320
Installment	11	16

	$3,797	$3,275

Other Real Estate	$8	$8

Total non-performing assets	$4,101	$3,283

Total non-performing assets to total loans and other real estate	3.17%	2.63%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $139,100, $93,100 and $214,000 for the six months ended June 30, 2009 and 2008 and for the year ended December 31, 2008, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)		December 31, 2008
	June 30,
(dollars in thousands)	2009	2008
Allowance for loan losses:
Balance at beginning of period:	$1,923	$2,043	$2,043
Loans charged off:
Real estate - residential	—	—	—
Commercial	—	150	165
Installment	45	16	29

	45	166	194
Recoveries:
Real estate - residential	—	—	—
Commercial	2	67	72
Installment	4	1	2

	6	68	74
Net charge-offs	39	98	120
Additions charged to operations	10	—	—

Balance at end of period:	$1,894	$1,945	$1,923

Average loans outstanding	$127,460	$120,155	$120,722

Ratio of net charge-offs to average loans outstanding for the period	0.03%	0.08%	0.10%
Ratio of the allowance for loan losses to loans outstanding for the period	1.47%	1.62%	1.54%

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

The allowance for loan losses decreased $29,134 or 1.5%, since December 31, 2008. The allowance for loan losses represented 1.5% of outstanding loans as of June 30, 2009 and at December 31, 2008. Net loan charge-offs amounted to $39,000 for the six month period ended June 30, 2009, compared to loan charge-offs of $98,000 for the same period in 2008. There was a provision of $10,000 made to the allowance for loan losses during the first six months of 2009 and no provision made during the first six months of 2008. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2008, and the six month period ended June 30, 2009. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) June 30, 2009
			December 31,
			2008		2007		2006		2005
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$422	34.5%	$298	35.8%	$298	38.3%	$327	35.8%	$327	33.4%
Commercial	1,262	45.4	1,184	43.0	1,277	41.2	1,483	43.3	1,465	44.5
Installment	138	10.7	420	11.3	447	10.5	466	11.2	507	12.3
Others	72	9.4	21	9.9	21	10.0	21	9.7	21	9.8

Total	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%	$2,320	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $7.7 million or 3.7% during the first six months of 2009. Since year end the increase in total deposits was primarily due to increases in interest bearing demand deposits, certificates of deposit and savings deposits which increased approximately $2,504,000, $1,885,000 and $4,422,000, respectively. At June 30, 2009, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2008 to June 30, 2009 was a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at June 30, 2009 and December 31, 2008, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) June 30, 2009	December 31, 2008
Due in 2009	$28,676	$58,109
Due in 2010	43,477	16,985
Due in 2011	9,335	7,722
Due in 2012	7,214	6,580
Due in 2013	3,733	3,364
Due in 2014 and thereafter	2,227	17

Total	$94,662	$92,777

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $27,613,000 and $25,790,000 at June 30, 2009 and December 31, 2008, respectively. Interest expense on certificates of deposit of $100,000 or more was $473,000 and $607,000 at June 30, 2009 and 2008, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
	(Unaudited)
(dollars in thousands)	June 30, 2009	December 31, 2008
Three Months or Less	$4,402	$8,393
Over Three and Less than Six Months	5,834	2,818
Over Six and Less than Twelve Months	9,091	6,335
Over Twelve Months	8,286	8,244

Total	$27,613	$25,790

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2009 and December 31, 2008. Repurchase agreements increased $2,146,975 or 19.5%, from December 31, 2008 to June 30, 2009. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2009 was approximately $96.8 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $10,892,286 and $10,929,369 at June 30, 2009 and December 31, 2008, respectively. The subsidiary bank has two fixed rate bullet advances which amount to $7,000,000, with a weighted average interest rate of 5.08% which will mature in 2009 and 2010. The subsidiary bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78%, which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at June 30, 2009 and December 31, 2008, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2009 were as follows:

2009	$3,537,977
2010	3,578,725
2011	82,570
2012	86,602
2013	90,832
Thereafter	3,515,580

$10,892,286

The Company has a non-revolving line of credit of $3.0 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjustable quarterly. The note matures in May 2015. The Company’s initial borrowing under the loan amounted to $2.0 million. There were no outstanding borrowings as of June 30, 2009 and as of December 31, 2008.

Capital Resources

Stockholders’ equity increased 1.6% during the six month period ended June 30, 2009 entirely from current earnings after quarterly dividends, and a .3% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 10.8% and 11.1% of total assets at June 30, 2009 and December 31, 2008, respectively. The Company paid dividends of $.38 per share during the six month period ended June 30, 2009 as compared to the $.37 per share paid in the six month period ended June 30, 2008.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of June 30, 2009, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2009
Total Capital (to Risk Weighted Assets)	$28,777	18.78%	$12,256	8.0%	$15,320	10.0%
Tier I Capital (to Risk Weighted Assets)	26,883	17.55%	6,128	4.0%	9,192	6.0%
Tier I Capital (to Adjusted Total Assets)	26,883	10.09%	10,655	4.0%	13,319	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$28,045	18.86%	$11,897	8.0%	$14,871	10.0%
Tier I Capital (to Risk Weighted Assets)	26,191	17.61%	5,949	4.0%	8,923	6.0%
Tier I Capital (to Adjusted Total Assets)	26,191	10.14%	10,334	4.0%	12,917	5.0%
Progressive Bank, N.A.
As of June 30, 2009
Total Capital (to Risk Weighted Assets)	$28,305	18.53%	$12,221	8.0%	$15,277	10.0%
Tier I Capital (to Risk Weighted Assets)	26,411	17.29%	6,111	4.0%	9,166	6.0%
Tier I Capital (to Adjusted Total Assets)	26,411	9.93%	10,634	4.0%	13,292	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$27,788	18.74%	$11,861	8.0%	$14,826	10.0%
Tier I Capital (to Risk Weighted Assets)	25,934	17.49%	5,930	4.0%	8,895	6.0%
Tier I Capital (to Adjusted Total Assets)	25,934	10.06%	10,316	4.0%	12,895	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $116,917,414 classified as available for sale at June 30, 2009. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $34,191,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2009 was approximately $96.8 million subject to the purchase of additional FHLB stock. At June 30, 2009, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2009. At June 30, 2009 and December 31, 2008, the Company had outstanding loan commitments and unused lines of credit totaling $13,997,000 and $18,973,000, respectively. As of June 30, 2009, management placed a high probability for required funding within one year of approximately $8.0 million. Approximately $4.4 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2009 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.1%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 4.0%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.2%, and given a 100 basis point decrease scenario net interest income would be decreased by .4%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	Submission of Matters to Vote of Security Holders

a.	The matters discussed in 4c. were submitted to a vote of security holders at the April 14, 2009, Annual Meeting of Shareholders.

b.	Inapplicable

c.	Election of Directors

The following directors were elected to the Board of Directors as follows:

Class II for terms expiring in 2012 Sylvan J. Dlesk

The results of the election were as follows:

Shares Voted
NAME	For	Against/ Withheld	Abstentions Broker Non-Votes
Sylvan J. Dlesk	1,303,479	21,943	0

Continuing directors were as follows:

Terms Expiring
Nada E. Beneke	2010
R. Clark Morton	2010
William G. Petroplus	2010
Gary W. Glessner	2011
Laura G. Inman	2011
Thomas L. Sable	2011
Sylvan J. Dlesk	2012

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On April 28, 2009 a report on Form 8-K was filed which contained a press release dated April 24, 2009 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 38 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: August 11, 2009

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