Form 10-Q
period 2009-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2009-11-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2009: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS
	(Unaudited)
Cash and due from banks	$4,794,987	$5,992,400
Due from banks - interest bearing	587,722	360,334
Federal funds sold	5,937,000	2,748,000

Total cash and cash equivalents	11,319,709	9,100,734
Investment securities:
Available-for-sale (at fair value)	120,110,123	112,046,054
Held-to-maturity (fair value of $ -0- and $323,716, respectively)	—	320,256
Loans	129,411,841	124,634,785
Less allowance for loan losses	(1,910,813)	(1,923,455)

Net loans	127,501,028	122,711,330
Premises and equipment, net	4,789,557	4,713,897
Accrued income receivable	1,285,486	1,252,753
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,641,679	3,553,984
Other assets	1,798,040	2,820,510

Total assets	$272,089,741	$258,163,637

LIABILITIES
Noninterest bearing deposits:
Demand	$24,041,568	$24,108,459
Interest bearing deposits:
Demand	38,357,557	33,782,737
Savings	63,294,105	55,716,792
Time	90,511,963	92,777,279

Total deposits	216,205,193	206,385,267
Federal funds purchased and securities sold under agreements to repurchase	14,282,435	11,013,195
Federal Home Loan Bank borrowings	7,373,411	10,929,369
Accrued interest payable	432,488	566,590
Other liabilities	2,826,975	532,658

Total liabilities	241,120,502	229,427,079

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at September 30, 2009 and December 31, 2008	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	15,124,839	14,492,736
Accumulated other comprehensive income	2,466,088	865,510

Total stockholders’ equity	30,969,239	28,736,558

Total liabilities and stockholders’ equity	$272,089,741	$258,163,637

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,840,880	$1,807,025	$5,442,308	$5,556,833
Tax-exempt	128,760	141,258	398,937	414,382
Debt securities:
Taxable	939,369	1,143,728	3,244,888	3,357,421
Tax-exempt	280,854	221,296	653,275	607,607
Dividends	—	9,145	—	30,126
Other interest income	3,761	5,543	12,017	76,386
Federal funds sold	221	38,846	556	136,061

Total interest and dividend income	3,193,845	3,366,841	9,751,981	10,178,816

INTEREST EXPENSE
Deposits	913,780	1,149,214	2,884,901	3,473,606
Federal funds purchased and repurchase agreements	35,963	42,388	92,527	130,652
FHLB and other long-term borrowings	105,231	138,246	376,833	376,058

Total interest expense	1,054,974	1,329,848	3,354,261	3,980,316

Net interest income	2,138,871	2,036,993	6,397,720	6,198,500
PROVISION FOR LOAN LOSSES	30,000	—	40,000	—

Net interest income after provision for loan losses	2,108,871	2,036,993	6,357,720	6,198,500

NONINTEREST INCOME
Service charges and other fees	187,412	201,658	521,144	615,091
Net gains (losses) on available for sale securities	(21,429)	(2,081)	157,123	109,909
Other operating income	153,679	153,780	419,827	422,392

Total noninterest income	319,662	353,357	1,098,094	1,147,392

NONINTEREST EXPENSE
Salary and employee benefits	916,372	900,893	2,761,376	2,726,477
Net occupancy expense of premises	306,562	308,710	950,042	924,177
Other operating expenses	677,999	525,110	1,864,580	1,569,836

Total noninterest expense	1,900,933	1,734,713	5,575,998	5,220,490

Income before income taxes	527,600	655,637	1,879,816	2,125,402
INCOME TAXES	59,352	133,732	341,749	455,939

Net income	$468,248	$521,905	$1,538,067	$1,669,463

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.30	$0.33	$0.97	$1.05

DIVIDENDS PER COMMON SHARE	$0.19	$0.18	$0.57	$0.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	1,538,067	—	—	$1,538,067	1,538,067
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	1,600,578	1,600,578	1,600,578

Comprehensive income							$3,138,645

Cash dividend ($.57 per share)	—	—	—	(905,964)	—	—		(905,964)

BALANCE, SEPTEMBER 30, 2009	1,599,411	$7,997,055	$5,609,357	$15,124,839	$(228,100)	$2,466,088		$30,969,239

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income	Total
BALANCE, DECEMBER 31, 2007	1,538,443	$7,692,215	$4,982,606	$14,394,610	$(228,100)	$373,268		$27,214,599
Comprehensive income:
Net income	—	—	—	1,669,463	—	—	$1,669,463	1,669,463
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(835,538)	(835,538)	(835,538)

Comprehensive income							$833,925

Cash dividend ($.55 per share)	—	—	—	(871,213)	—	—		(871,213)

BALANCE, SEPTEMBER 30, 2008	1,538,443	$7,692,215	$4,982,606	$15,192,860	$(228,100)	$(462,270)		$27,177,311

			For the Nine Months Ended September 30,
			2009	2008
Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during the period			$1,698,576	$(766,988)
Less reclassification adjustment for gains included in net income			97,998	68,550

Net unrealized gains (losses) on securities			$1,600,578	$(835,538)

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,538,067	$1,669,463
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,000	—
Depreciation and amortization	331,936	335,486
Accretion of investment securities, net	(95,828)	(195,391)
Investment security gains	(157,123)	(109,909)
Increase in cash surrender value of bank-owned life insurance	(87,695)	(94,825)
Decrease (increase) in interest receivable	(32,733)	73,098
Decrease in interest payable	(134,102)	(31,110)
Other, net	2,351,102	(419,632)

Net cash provided by operating activities	3,753,624	1,227,180

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	(4,836,600)	350,527
Proceeds from sales of securities available-for-sale	7,089,031	7,068,208
Proceeds from maturities of securities available-for-sale	35,105,997	158,731,187
Proceeds from maturities of securities held-to-maturity	321,000	165,000
Principal collected on mortgage-backed securities	11,126,393	7,821,458
Purchases of securities available-for-sale	(58,567,020)	(175,679,674)
Recoveries on loans previously charged-off	6,902	73,067
Purchases of premises and equipment	(407,596)	(273,827)

Net cash used in investing activities	(10,161,893)	(1,744,054)

FINANCING ACTIVITIES
Net increase in deposits	9,819,926	6,764,227
Dividends paid	(905,964)	(871,213)
Increase in short-term borrowings	3,269,240	543,278
Increase (decrease) in FHLB and other long-term borrowings	(3,555,958)	1,649,089

Net cash provided by financing activities	8,627,244	8,085,381

INCREASE IN CASH AND CASH EQUIVALENTS	2,218,975	7,568,507
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,100,734	12,925,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,319,709	$20,493,687

Supplemental Disclosures:
Cash Paid for Interest	$3,488,363	$4,011,427
Cash Paid for Income Taxes	$425,000	$620,691

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

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

Subsequent Events: The Company assessed events occurring subsequent to September 30, 2009 through November 12, 2009 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustment to or disclosure in the financial statements.

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2009 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Company accounts for impaired loans in accordance with U.S. GAAP. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2009 and December 31, 2008 respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: (Continued) The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $3,444,072 as of September 30, 2009 which are subject to recourse obligation or credit risk in the amount of $97,923. As of December 31, 2008 the loans sold under this agreement amounted to $1,817,036 and were subject to a recourse obligation or credit risk in the amount of $41,635. The amount of income recognized as of a result of this agreement was $15,126 and $6,102 for the period ending September 30, 2009 and 2008, respectively.

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

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon -historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,910,813 at September 30, 2009, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,641,679 and $3,553,984 at September 30, 2009 and December 31, 2008, respectively. The face value of the bank-owned life insurance at September 30, 2009 was approximately $9.4 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

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

An identifiable intangible asset resulted from the purchase of the core deposits of another financial institution in 2001 and, as such, are amortized into noninterest expense on the straight-line basis over the period the Company expects to benefit from such assets (7 years). The Company did not recognize any amortization expense in the three month periods ended September 30, 2009 and 2008. Amortization expense of $-0- and $14,792 was recognized in the nine month periods ended September 30, 2009 and 2008, respectively. The unamortized balance from the purchase of these core deposit intangible assets was $-0- at September 30, 2009 and December 31, 2008, respectively. While management feels the assumptions and variables used to value the acquisition were reasonable, the use of different, but still reasonable, assumptions could produce different results.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $37,591 and $20,569 for the three month periods ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008 advertising expenses amounted to $126,116 and $62,307, respectively.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2009 and September 30, 2008. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Before-tax amount	$2,697,546	$(481,050)	$2,566,262	$(1,339,647)
Tax effect	(1,015,087)	181,019	(965,684)	504,109

Net of tax effect	1,682,459	(300,031)	1,600,578	(835,538)
Net income as reported	468,248	521,905	1,538,067	1,669,463

Total comprehensive income	$2,150,707	$221,874	$3,138,645	$833,925

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

(Unaudited)

NOTE 2 - FAIR VALUE MEASUREMENTS:

The FASB issued an accounting standard related to Fair Value Measurements, which is to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

As required by U.S. GAAP, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2009, all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. As required by U.S. GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$254	$119,856	$—	$120,110
Impaired loans	$—	$3,614	$—	$3,614

NOTE 3 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The estimates of fair values of financial instruments are summarized as follows:

	September 30, 2009		December 31, 2008
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,320	$11,320	$9,101	$9,101
Investment securities	120,110	120,110	112,366	112,370
Loans	127,501	125,486	122,712	124,208
Bank owned life insurance	3,642	3,642	3,554	3,554
Accrued income receivable	1,285	1,285	1,253	1,253
Financial liabilities:
Deposits	216,205	218,139	206,385	208,345
Federal funds purchased and repurchase agreements	14,282	14,282	11,013	11,013
FHLB and other long term borrowings	7,373	7,373	10,930	10,930
Accrued interest payable	432	432	566	566

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

On January 1, 2009, the Company adopted a new standard which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

On January 1, 2009, the Company adopted a new standard which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition and presentation of OTTI. This guidance amends current OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The literature provides for the bifurcation of OTTI into: (i) amounts related to credit losses, which are recognized through earnings, and (ii) amounts related to all other factors that are recognized as a component of other comprehensive income. The Company elected to early adopt this guidance effective January 1, 2009 and has incorporated the guidance into preparing the Consolidated Financial Statements as of September 30, 2009.

In June 2009, the FASB issued accounting guidance on the accounting for transfers of financial assets. This guidance improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for periods ending after November 15, 2009. Management is currently evaluating the potential impact of this guidance on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes on consolidation of variable interest entities and concerns regarding the application of certain provisions in previously issued accounting guidance, including concerns that the accounting and disclosures do not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance is effective for interim and annual reporting periods that begin after November 15, 2009. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

On June 30, 2009, the Company adopted new accounting standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year. These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of this standard had no impact on the Company’s financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 AND 2008

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

On September 30, 2009, the Company adopted a new standard that makes the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of this standard had no effect on the Company’s financial statements, other than to eliminate previous references to accounting pronouncements that are no longer applicable as a result of this new codification scheme.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,		Years ended December 31,
	2009	2008	2009	2008	2008	2007	2006
SUMMARY OF OPERATIONS
Total interest income	$3,194	$3,367	$9,752	$10,179	$13,514	$13,708	$13,772
Total interest expense	1,055	1,330	3,354	3,980	5,275	5,431	4,943
Net interest income	2,139	2,037	6,398	6,199	8,239	8,277	8,829
Provision for loan losses	30	—	40	—	—	(100)	—
Total other income	320	354	1,098	1,147	1,488	1,410	1,433
Total other expenses	1,901	1,735	5,576	5,221	7,009	7,272	7,614
Income before income taxes	528	656	1,880	2,125	2,718	2,515	2,648
Net income	468	522	1,538	1,669	2,206	2,036	2,144
PER SHARE DATA
Net income	$0.30	$0.33	$0.97	$1.05	$1.39	$1.28	$1.35
Cash dividends declared	0.19	0.18	0.57	0.55	0.74	0.73	0.73
Book value per share	19.48	17.10	19.48	17.10	18.08	17.12	15.90
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$128,794	$119,491	$127,910	$119,932	$120,722	$120,409	$129,997
Investment securities	112,756	111,161	111,463	107,646	108,114	109,278	109,533
Deposits - interest bearing	192,321	184,540	190,204	182,146	182,450	182,682	190,160
Stockholders’ equity	28,285	27,472	28,103	27,193	27,295	26,223	25,416
Total assets	268,357	262,155	265,881	257,701	258,275	253,930	262,946
SELECTED RATIOS
Return on average assets	0.69%	0.79%	0.77%	0.87%	0.85%	0.80%	0.82%
Return on average equity	6.56%	7.56%	7.32%	8.20%	8.08%	7.76%	8.44%
Average equity to average assets	10.54%	10.48%	10.57%	10.55%	10.57%	10.33%	9.67%
Dividend payout ratio	63.33%	54.55%	58.76%	52.38%	53.24%	57.03%	54.07%
Loan to Deposit ratio	59.86%	57.75%	59.86%	57.75%	60.39%	59.93%	57.37%

	(Unaudited)
	September 30,		December 31,
	2009	2008	2008	2007	2006
BALANCE SHEET
Investments	$120,110	$107,506	$112,366	$106,647	$110,894
Loans	129,412	121,220	124,635	121,739	120,709
Allowance for loan losses	(1,911)	(1,947)	(1,923)	(2,043)	(2,297)
Other assets	24,479	35,299	23,086	26,844	25,132

Total Assets	$272,090	$262,078	$258,164	$253,187	$254,438

Deposits	$216,205	$209,891	$206,385	$203,127	$210,409
Federal funds purchased and repurchase agreements	14,283	12,739	11,013	12,196	15,240
FHLB borrowings	7,373	10,948	10,929	9,298	2,343
Other liabilities	3,259	1,323	1,100	1,351	1,169
Stockholders’ equity	30,970	27,177	28,737	27,215	25,277

Total Liabilities and Stockholders’ equity	$272,090	$262,078	$258,164	$253,187	$254,438

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

OVERVIEW

The Company reported net income of $468,248 or $.30 per share for the three months ended September 30, 2009 compared to $521,905 or $.33 per share for the same period in 2008. The decline in net income for the three months ended September 30, 2009 as compared to the same period in 2008 of $53,657 or 10.3% was primarily the result of increases in noninterest expenses and in the provision for loan losses combined with the decrease in noninterest income, offset in part by an increase in net interest income and a decrease in income tax expense. Noninterest expenses increased $166,220 or 9.6% during the three month period ended September 30, 2009 as compared to the same period in 2008 primarily due to the increases in other operating expenses and in salary and employee benefits expense, offset in part by the decrease in occupancy expenses. Noninterest income fell $33,695 or 9.5% primarily due to the decline in the net change in the gains (losses) on sales of investment securities combined with the decline in service charges and fees earned on deposit accounts and the decrease in other operating income. Net interest income rose $101,878 or 5.0%, primarily due to the decrease in the interest expense paid on interest bearing liabilities combined with the increase in the interest and fees earned on loans, offset in part by the decrease in the interest earned on investment securities.

For the nine month period ended September 30, 2009, the Company reported net income of $1,538,067 or $.97 per share as compared to $1,669,463 or $1.05 per share for the same period a year earlier. The decline in net income for the nine months ended September 30, 2009 as compared to the same period in 2008 of $131,396 or 7.9% was primarily the result of increases in noninterest expenses and in the provision for loan losses combined with the decrease in noninterest income, offset in part by an increase in net interest income and a decrease in income tax expense. Noninterest expenses increased $355,508 or 6.8% during the nine month period ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to the increase in other operating expenses as a result of an increase in regulatory assessments, as well as increases in salary and employee benefits expense, and occupancy expenses. Noninterest income fell $49,298 or 4.3% primarily due to the decline in service charges and fees earned on deposit accounts combined with the decrease in other operating income, which were offset in part by the net change in the gains on sales of investment securities. Net interest income increased $199,220 or 3.2%, primarily due to the decrease in the interest expense paid on interest bearing liabilities, offset in part by a decline in the interest and fees earned on loans and the interest earned on investment securities. The ROA was .77% for the nine months ended September 30, 2009 as compared to .87% for the same period of the prior year. For the nine months ended September 30, 2009 compared to September 30, 2008, the ROE was 7.32% and 8.20%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2009

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008.

For the nine months ended September 30, 2009, net interest income was $6,397,720, an increase of $199,220 or 3.2%, from the same period in 2008. Net interest income rose primarily due to the increase in average volume of earning assets combined with the increase in the taxable equivalent yield on earning assets. The average earning assets increased approximately $8.1 million or 3.3% from September 30, 2008 to 2009. The taxable equivalent net yield on earning assets was 3.80% at September 30, 2009 and 2008.

Interest income on investment securities during the first nine months of 2009 decreased $66,865 or 1.7% as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the rise in the average volume which was partially offset by a decline in the yields earned. The taxable equivalent yield on investment securities fell 19 basis points in 2009, from 5.39% at December 31, 2008 to 5.20% at September 30, 2009 and decreased 22 basis points from September 30, 2008. The average volume of investment securities have increased approximately $3.8 million or 3.5% since September 30, 2008.

Interest and fees on loans decreased $129,970 or 2.2%, from the same period in 2008 due to the decline in the average yield on loans, offset in part by the increase in the average loan volume. The taxable equivalent yield on loans fell 49 basis points in 2009 from 6.87% at December 31, 2008 to 6.38% at September 30, 2009 and fell 58 basis points from September 30, 2008. The average loan volume increased approximately $8.0 million or 6.7% since September 30, 2008.

During the nine months ended September 30, 2009, interest expense fell $626,055 or 15.7% as compared to the same period in 2008. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2009. The average yield paid on interest bearing liabilities fell 47 basis points from 2.58% at December 31, 2008 to 2.11% at September 30, 2009 and decreased 49 basis points since September 30, 2008.

Noninterest Income

Noninterest income decreased $49,298 or 4.3% for the nine months ended September 30, 2009 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decline in service charges and other fee income combined with the decrease in other operating income, partially offset by the increase in the net gains on sales of investment securities.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $93,947 or 15.3% in the nine month period ended September 30, 2009 as compared to the same period in 2008 and was primarily due to the decline in overdraft charges.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2009, other operating income decreased $2,565 or .6% compared to the same period in 2008. The decrease in other operating income during the nine month period ended September 30, 2009 as compared to the same period in the prior year was primarily due to the decrease in the earnings related to the cash surrender value of the bank owned life insurance on its key officers and declines in other miscellaneous income and credit card commissions, offset in part by an increase in ATM fees and FHLB servicing fees.

The net gains on investment securities increased $47,214 or 43.0% for the nine month period ended September 30, 2009 as compared to the same period in 2008. The increase in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $6.8 million of investment securities during the second quarter of 2009 to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $187,023. During the first quarter of 2008, the Company’s subsidiary bank sold approximately $6.9 million of investment securities to take advantage of reinvestment opportunities within the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $112,713. The Company accounted for securities gains of $189,215 and securities losses of $32,092 during the nine month period ended September 30, 2009 and securities gains of $114,687 and securities losses of $4,778 during the nine month period ended September 30, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008. Average balance sheet information for the periods ended September 30, 2009 and 2008 and December 31, 2008 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the nine months ended September 30, 2009			December 31, 2008			For the nine months ended September 30, 2008
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U.S. Government agencies	$23,664	$735	4.15%	$23,179	$1,169	5.04%	$22,891	$867	5.06%
Mortgage backed securities	63,407	2,402	5.06%	63,200	3,296	5.22%	62,819	2,443	5.19%
States and political subdivisions	22,611	689	4.07%	20,412	797	3.90%	20,774	608	3.91%
Other securities	1,781	72	5.41%	1,323	73	5.52%	1,162	47	5.40%

Total Investment securities:	111,463	3,898	4.68%	108,114	5,335	4.93%	107,646	3,965	4.92%
Interest bearing deposits	1,732	1	0.08%	3,631	69	1.90%	3,873	66	2.28%
Federal funds sold	7,306	1	0.02%	8,566	141	1.65%	9,029	136	2.01%
Loans, net of unearned income	127,910	5,841	6.11%	120,722	7,917	6.56%	119,932	5,971	6.65%
Other earning assets	1,471	11	1.00%	1,349	52	3.85%	1,316	41	4.16%

Total earning assets	249,882	9,752	5.22%	242,382	13,514	5.58%	241,796	10,179	5.62%
Other assets	17,897			17,816			17,891
Allowance for loan losses	(1,898)			(1,923)			(1,986)

Total Assets	$265,881			$258,275			$257,701

LIABILITIES
Time deposits	$93,848	$2,416	3.44%	$94,845	$3,979	4.20%	$95,272	$3,033	4.25%
Savings deposits	59,507	367	0.82%	52,738	458	0.87%	52,085	329	0.84%
Interest bearing demand deposits	36,849	102	0.37%	34,867	151	0.43%	34,789	111	0.43%
Federal funds purchased and repurchase agreements	12,450	92	0.99%	12,090	173	1.43%	11,990	131	1.46%
FHLB and other long-term borrowings	10,055	377	5.01%	10,209	514	5.03%	9,965	376	5.04%

Total interest bearing liabilities	212,709	3,354	2.11%	204,749	5,275	2.58%	204,101	3,980	2.60%
Demand deposits	24,038			24,839			25,004
Other liabilities	1,031			1,392			1,403

Total Liabilities	237,778			230,980			230,508
STOCKHOLDERS’ EQUITY	28,103			27,295			27,193

Total Liabilities and Stockholders’ Equity	$265,881			$258,275			$257,701

Net yield on earning assets		$6,398	3.42%		$8,239	3.40%		$6,199	3.42%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008, respectively. The effect of this adjustment is presented below.

Investment securities	$111,463	$4,334	5.20%	$108,114	$5,829	5.39%	$107,646	$4,370	5.42%
Loans	127,910	6,107	6.38%	120,722	8,289	6.87%	119,932	6,247	6.96%

Total earning assets	$249,882	$10,454	5.59%	$242,382	$14,380	5.93%	$241,796	$10,860	6.00%

Taxable equivalent net yield on earning assets		$7,100	3.80%		$9,105	3.76%		$6,880	3.80%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2009 (Continued)

Noninterest Expense

Noninterest expense increased $355,508 or 6.8% for the nine months ended September 30, 2009 as compared to same period of the prior year. The increase in noninterest expense was primarily due to the substantial rise in other operating expenses combined with the increases in occupancy expenses and salary and employee benefits expenses.

Other operating expense increased $294,744, or 18.8%, compared to the same period of the prior year. The increase in other operating expenses was primarily due to a rise in the regulatory assessment and deposit insurance expenses which increased $327,101 or 410.7% during the nine month period ended September 30, 2009 as compared to the same period in 2008. In addition to the Bank’s regular insurance assessment, the Federal Deposit Insurance Corporation (FDIC) imposed a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 Capital and caps the special assessment at 10 basis points times the bank’s assessment base for the second quarter 2009 risk-based assessment. On September 29, 2009, the FDIC adopted a proposal which would require insured depository institutions to prepay their quarterly risk based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. The proposal also stated that no additional special assessments would be imposed in 2009. The FDIC intends to maintain the current rates through December 31, 2010 and would impose a uniform increase in risk-based assessments rates of 3 basis points effective January 1, 2011.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2009	2008
Directors’ fees	$76,450	$97,400
Stationery and supplies	98,063	160,678
Regulatory assessment and deposit insurance	406,737	79,636
Advertising	126,116	62,307
Postage and transportation	122,305	125,372
Other taxes	141,322	150,494
Service expense	286,147	310,061
Other	607,440	583,888

Total	$1,864,580	$1,569,836

Net occupancy expenses of premises increased $25,865 or 2.8% during the nine months ended September 30, 2009 compared to the same period in 2008. Increases in utilities expense, furniture and fixture depreciation expenses and other building maintenance costs, offset in part by the decrease in expenses for other real estate owned property contributed to the increase in occupancy expenses in 2009 as compared to 2008.

Salary and employee benefits expenses increased $34,899 or 1.3% during the nine months ended September 30, 2009 over the same period in 2008. The increase was primarily due to additional salary expenses combined with an increase in payroll taxes and employee benefit expenses.

Income Taxes

Income tax expense for the nine month period ended September 30, 2009 was $341,749, decreasing 25.1% compared to the same period in 2008. During the first nine months of 2009 over the same period in 2008, income tax expense decreased primarily due to the decrease in pre-taxable income of $245,586 combined with the increase in tax-exempt income. Components of the income tax expense for September 30, 2009 were $266,995 for federal taxes and $74,754 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2009 and 2008. Average balance sheet information for the periods ended September 30, 2009 and 2008 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2009 and 2008.

	(Unaudited)			(Unaudited)
	For the three months ended September 30, 2009			For the three months ended September 30, 2008
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$19,961	$159	3.16%	$23,625	$274	4.61%
Mortgage backed securities	63,501	749	4.68%	65,995	858	5.17%
Obligations of states and political subdivisions	27,524	290	4.18%	19,731	193	3.89%
Other securities	1,770	24	5.38%	1,810	25	5.49%

Total Investment securities:	112,756	1,222	4.30%	111,161	1,350	4.83%
Interest bearing deposits	708	—	0.00%	3,664	17	1.85%
Federal funds sold	8,645	—	0.00%	10,092	39	1.54%
Loans, net of unearned income	128,794	1,969	6.07%	119,491	1,948	6.49%
Other earning assets	1,492	3	0.80%	1,449	13	3.57%

Total earning assets	252,395	3,194	5.02%	245,857	3,367	5.45%
Other assets	17,862			18,243
Allowance for loan losses	(1,900)			(1,945)

Total Assets	$268,357			$262,155

LIABILITIES
Time deposits	$92,579	$747	3.20%	$94,896	$982	4.12%
Savings deposits	61,986	130	0.83%	53,568	122	0.91%
Interest bearing demand deposits	37,756	37	0.39%	36,076	46	0.51%
Federal funds purchased and repurchase agreements	14,066	36	1.02%	12,640	42	1.32%
FHLB and other long-term borrowings	8,371	105	4.98%	10,957	138	5.01%

Total interest bearing liabilities	214,758	1,055	1.95%	208,137	1,330	2.54%
Demand deposits	24,262			25,280
Other liabilities	1,052			1,266

Total Liabilities	240,072			234,683
STOCKHOLDERS’ EQUITY	28,285			27,472

Total Liabilities and Stockholders’ Equity	$268,357			$262,155

Net yield on earning assets		$2,139	3.36%		$2,037	3.30%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2009 and 2008, respectively. The effect of this adjustment is presented below.

Investment securities	$112,756	$1,407	4.95%	$111,161	$1,513	5.41%
Loans	128,794	2,055	6.33%	119,491	2,042	6.80%

Total earning assets	$252,395	$3,465	5.45%	$245,857	$3,624	5.86%

Taxable equivalent net yield on earning assets		$2,410	3.79%		$2,294	3.71%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2009

Net Interest Income

For the three months ended September 30, 2009, net interest income was $2,138,871, increasing $101,878 or 5.0%, from the same period in 2008. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities combined with an increase in interest and fees on loans, offset in part by the decreases in the interest earned on investment securities, federal funds sold, other interest income, and dividends. The taxable equivalent net yield on earnings assets increased from 3.71% at September 30, 2008 to 3.79% at September 30, 2009. Table Three presents the average balance sheets and an interest rate analysis for three months ended September 30, 2009 and 2008.

Interest expense paid on interest bearing liabilities fell $274,874 or 20.7% during the three months ended September 30, 2009 as compared to the same period in 2008. The decline in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities, which were offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 59 basis points, from 2.54% at September 30, 2008 to 1.95% at September 30, 2009. The average volume of interest bearing liabilities rose approximately $6.6 million or 3.2%, from September 30, 2008 to September 30, 2009 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Interest and fees on loans increased $21,357 or 1.1% for the three month period ended September 30, 2009 as compared to the same period in 2008 due to the increase in the average volume of loans, offset in part by the decline in the average yield on loans. The taxable equivalent yield on loans fell 54 basis points, to 6.33% at September 30, 2009 from 6.87% at December 31, 2008 and decreased 47 basis points from September 30, 2008.

Interest income on investment securities decreased $144,801 or 10.6% during the third quarter of 2009 compared to the same period of the prior year. The decline in interest income was primarily due to the decline in the yield earned, offset in part by an increase in the average volume on investment securities. The taxable equivalent yield earned on investment securities declined 46 basis points, to 4.95% for the three months ended September 30, 2009 as compared to 5.41% for the same period in 2008. The activity of the investment portfolio increased with the average volume increasing approximately $4.6 million or 4.3% since December 31, 2008 and $1.6 million or 1.4% since September 30, 2008.

Interest income on federal funds sold, other interest income, and dividends decreased primarily as a result of the decline in the average yield earned due to the decrease in current market rates of interest.

Noninterest Income

Noninterest income decreased $33,695 or 9.5% for the three months ended September 30, 2009 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the change in the net gains (losses) on sales of investment securities combined with the decrease in service charges and other fee income.

The net gains (losses) on investment securities decreased $19,348 for the three month period ended September 30, 2009 as compared to the same period in 2008. The decrease in the net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company accounted for securities gains of $1,853 and securities losses of $23,282 during the three month period ended September 30, 2009 and securities gains of $175 and securities losses of $2,256 during the three month period ended September 30, 2008.

Service charges decreased $14,246 during the three months ended September 30, 2009, down 7.1%, from the same period in 2008. The decline in service charges and other fee income was primarily due to decreases in overdraft fees.

Noninterest Expense

Noninterest expense increased $166,220 or 9.6% for the three months ended September 30, 2009 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and salary and employee benefits expenses. Salary and employee benefits increased $15,479 or 1.7% during the three months ended September 30, 2009 over the same period in 2008. The increase in salary and employee benefit expense in 2009 compared to 2008 was primarily due to the increase in salary expenses combined with the increase in payroll taxes, offset in part by the decrease in employee benefits expenses. Other operating expense increased $152,889, or 29.1%, compared to the same period of the prior year. The increase in other operating expenses during the three month period ended September 30, 2009 as compared to 2008 was attributable primarily to the increases in regulatory assessments, advertising expenses and other expenses, which were offset in part by decreases in director fees, postage and transportation expenses, other taxes, service expense, and stationery and supplies expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2009 (Continued)

Noninterest Expense - Continued

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2009	2008
Directors’ fees	$24,075	$30,125
Stationery and supplies	41,093	54,539
Regulatory assessment and deposit insurance	172,139	28,631
Advertising	37,591	20,569
Postage and transportation	42,896	43,839
Other taxes	41,771	50,396
Service expense	99,288	102,068
Other	219,146	194,943

Total	$677,999	$525,110

Income Taxes

Income tax expense for the three month period ended September 30, 2009 was $59,352, decreasing 55.6% compared to the same period in 2008. The decline in income tax expense was primarily due to the decrease in pre-taxable income of $128,037 offset in part by the increase in tax-exempt income of $47,060 during the three month period ended September 30, 2009 over the same period in 2008. Components of the income tax expense for the three months ended September 30, 2009 were $38,549 for federal taxes and $20,803 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities increased approximately $7.8 million or 6.9% from December 31, 2008 to September 30, 2009. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Treasury securities, U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 75.9% of total securities at September 30, 2009, as compared to 84.1% at December 31, 2008. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of U.S. GAAP and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $3,953,965 and $1,387,702 at September 30, 2009 and December 31, 2008, respectively. The Company did not have any securities classified as held to maturity at September 30, 2009. The fair value of securities classified as held to maturity was above book value by $3,460 at December 31, 2008.

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	September 30, 2009	December 31, 2008
Securities held-to-maturity:
Obligations of states and political subdivisions	$—	$320

Total held-to-maturity	—	320

Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	22,132	26,888
Obligations of states and political subdivisions	29,504	18,523
Corporate debt securities	1,442	1,322
Mortgage-backed securities	66,786	65,076
Equity securities	246	237

Total available-for-sale	120,110	112,046

Total	$120,110	$112,366

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2009:

	(Expressed in thousands) September 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$1,023	$(28)	$1,023	$(28)
Corporate debt securities	—	—	401	(105)	401	(105)
Mortgage-backed securities	—	—	283	(6)	283	(6)

Total debt securities	—	—	1,707	(139)	1,707	(139)
Equity securities	—	—	130	(11)	130	(11)

Total	$—	$—	$1,837	$(150)	$1,837	$(150)

	(Expressed in thousands) December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and U.S. Government corporations and agencies	$3,471	$(46)	$—	$—	$3,471	$(46)
Obligations of states and political subdivisions	11,730	(347)	—	—	11,730	(347)
Corporate debt securities	1,322	(182)	—	—	1,322	(182)
Mortgage-backed securities	2,638	(17)	490	(23)	3,128	(40)

Total debt securities	19,161	(592)	490	(23)	19,651	(615)
Equity securities	104	(28)	52	(33)	156	(61)

Total	$19,265	$(620)	$542	$(56)	$19,807	$(676)

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

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There were 9 positions that are temporarily impaired at September 30, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2009 and December 31, 2008 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited)
	September 30, 2009				December 31, 2008
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government Agencies
Within One Year	$—	—%	$1,024	4.85%	$—	—%	$2,066	4.35%
After One But Within Five Years	—	—	18,179	2.71	—	—	1,591	4.42
After Five But Within Ten Years	—	—	2,925	4.70	—	—	23,228	5.14
After Ten Years	—	—	4	0.89	—	—	3	2.69

	—	—	22,132	3.07	—	—	26,888	5.04
States & Political Subdivisions
Within One Year	—	—	154	7.25	320	7.85	1,456	3.86
After One But Within Five Years	—	—	5,457	5.17	—	—	6,090	5.18
After Five But Within Ten Years	—	—	3,079	5.64	—	—	3,591	5.89
After Ten Years	—	—	20,814	6.25	—	—	7,386	6.12

	—	—	29,504	5.99	320	7.85	18,523	5.59
Corporate Debt Securities
Within One Year	—	—	—	—	—	—	—	—
After One But Within Five Years	—	—	1,442	6.18	—	—	1,322	6.74
After Five But Within Ten Years	—	—	—	—	—	—	—	—
After Ten Years	—	—	—	—	—	—	—	—

	—	—	1,442	6.18	—	—	1,322	6.74
Mortgage-Backed Securities	—	—	66,786	4.59	—	—	65,076	5.35
Equity Securities	—	—	246	4.09	—	—	237	5.22

Total	$—	—%	$120,110	4.67%	$320	7.85%	$112,046	5.33%

Assets carried at $30,640,000 and $34,199,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, increased approximately $4.8 million or 3.8% from December 31, 2008 to September 30, 2009. The increase in loans during the first nine months of 2009 was primarily due to increases in commercial loans, and in residential real estate loans, which increased approximately $4,622,000 and $492,000, respectively, offset by decreases in installment loans and in other loans which decreased approximately $132,000 and $235,000, respectively. The increase in commercial loans was primarily due to the increased demand for commercial real estate and commercial loans. The increase in residential real estate loans was primarily due to the increased demand for multifamily residential properties, offset in part by a decline in loans secured by one-to-four family residential properties. Other loans decreased primarily due to the decreased demand for loans to states and political subdivisions. Installment loans have remained relatively flat during 2009.

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

Table Seven - Loan Portfolio

Loans outstanding are as follows:

	(Unaudited)
(dollars in thousands)	September 30, 2009	December 31, 2008
Real Estate - residential:
Real estate - construction	$512	$711
Real estate - farmland	300	295
Real estate - residential	44,478	43,792

	$45,290	$44,798

Commercial:
Real estate-secured by nonfarm nonresidential	$48,199	$43,914
Commercial and industrial	9,986	9,649

	$58,185	$53,563

Installment:
Installment and other loans to individuals	$13,954	$14,086

Other:
Nonrated industrial development obligations	$12,118	$12,342
Other loans	31	42

	$12,149	$12,384

Total	129,578	124,831
Less unearned interest	166	196

	$129,412	$124,635

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2009 and December 31, 2008:

(dollars in thousands	September 30, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$118	$260	$134	$63	$400	$248
Commercial real estate - secured by nonfarm, nonresidential property	669	5,575	41,955	332	4,782	38,800
Commercial and industrial	1,899	3,208	4,879	2,305	2,696	4,648
Nonrated industrial development obligations	1,278	5,450	5,390	1,324	2,585	8,433

Total	$3,964	$14,493	$52,358	$4,024	$10,463	$52,129

The following table presents an analysis of fixed and variable rate loans as of September 30, 2009 and December 31, 2008 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	September 30, 2009			December 31, 2008
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,991	$10,514	$6,575	$2,535	$8,884	$6,791
Variable Rates	1,973	3,979	45,783	1,489	1,579	45,338

Total	$3,964	$14,493	$52,358	$4,024	$10,463	$52,129

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

Total non-performing loans were $4,076,000 at September 30, 2009 as compared to $3,283,000 at December 31, 2008. The increase in non-performing loans was primarily due to an increase in non-accrual loans combined with the increase in loans past due 90 days or more. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,765,000 or 2.9% of total loans outstanding as of September 30, 2009, as compared to $3,275,000 or 2.6% of total loans at December 31, 2008. The increase in non-accrual loans during the first nine months of 2009 was primarily due to the addition of three commercial real estate loans totaling approximately $637,000 and two residential real estate loans totaling approximately $72,000 offset in part by payments and/or charge-offs. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) September 30, 2009	December 31, 2008
Past Due 90 Days or More:
Real estate - residential	$291	$—
Commercial	10	—
Installment	2	—

	$303	$—

Non-accrual:
Real estate - residential	$999	$939
Commercial	2,766	2,320
Installment	—	16

	$3,765	$3,275

Other Real Estate	$8	$8

Total non-performing assets	$4,076	$3,283

Total non-performing assets to total loans and other real estate	3.15%	2.63%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $201,800, $152,400 and $214,000 for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Ten - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited)		December 31, 2008
	September 30,
(dollars in thousands)	2009	2008
Allowance for loan losses:
Balance at beginning of period:	$1,923	$2,043	$2,043
Loans charged off:
Real estate - residential	—	—	—
Commercial	1	150	165
Installment	58	19	29

	59	169	194
Recoveries:
Real estate - residential	—	—	—
Commercial	3	72	72
Installment	4	1	2

	7	73	74
Net charge-offs	52	96	120
Additions charged to operations	40	—	—

Balance at end of period:	$1,911	$1,947	$1,923

Average loans outstanding	$127,910	$119,932	$120,722

Ratio of net charge-offs to average loans outstanding for the period	0.04%	0.08%	0.10%
Ratio of the allowance for loan losses to loans outstanding for the period	1.48%	1.61%	1.54%

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

The allowance for loan losses decreased $12,642 or .7%, since December 31, 2008. The allowance for loan losses represented 1.48% and 1.54% of outstanding loans as of September 30, 2009 and December 31, 2008, respectively. Net loan charge-offs amounted to $52,000 for the nine month period ended September 30, 2009, compared to $96,000 for the same period in 2008. There was a provision of $40,000 made to the allowance for loan losses during the first nine months of 2009 and no provision was made during the first nine months of 2008. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2008, and the nine month period ended September 30, 2009. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) September 30,		December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$512	34.9%	$298	35.8%	$298	38.3%	$327	35.8%	$327	33.4%
Commercial	1,247	44.9	1,184	43.0	1,277	41.2	1,483	43.3	1,465	44.5
Installment	79	10.8	420	11.3	447	10.5	466	11.2	507	12.3
Others	73	9.4	21	9.9	21	10.0	21	9.7	21	9.8

Total	$1,911	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%	$2,320	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $9.8 million or 4.8% during the first nine months of 2009. Since year end the increase in total deposits was primarily due to increases in interest bearing demand deposits and savings deposits, offset in part by a decline in certificate of deposit accounts and noninterest bearing demand deposits. At September 30, 2009, noninterest bearing deposits comprised 11% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 89% of total deposits. The change in the deposit mix from December 31, 2008 to September 30, 2009 was a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at September 30, 2009 and December 31, 2008, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) September 30, 2009	December 31, 2008
Due in 2009	$16,513	$58,109
Due in 2010	49,507	16,985
Due in 2011	11,057	7,722
Due in 2012	7,433	6,580
Due in 2013	3,473	3,364
Due in 2014 and thereafter	2,529	17

Total	$90,512	$92,777

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $25,135,000 and $25,790,000 at September 30, 2009 and December 31, 2008, respectively. Interest expense on certificates of deposit of $100,000 or more was $705,000 and $884,000 at September 30, 2009 and 2008, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	(Unaudited) September 30, 2009	December 31, 2008
Three Months or Less	$5,974	$8,393
Over Three and Less than Six Months	6,912	2,818
Over Six and Less than Twelve Months	5,251	6,335
Over Twelve Months	6,998	8,244

Total	$25,135	$25,790

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2009 and December 31, 2008. Repurchase agreements increased approximately $3.3 million or 29.7%, from December 31, 2008 to September 30, 2009. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2009 was approximately $43.8 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $7,373,411 and $10,929,369 at September 30, 2009 and December 31, 2008, respectively. The subsidiary bank has one fixed rate bullet advances which amount to $3,500,000, with an average interest rate of 5.09% which will mature in 2010. The subsidiary bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78%, which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at September 30, 2009 and December 31, 2008, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2009 were as follows:

2009	$19,102
2010	3,578,725
2011	82,570
2012	86,602
2013	90,832
Thereafter	3,515,580

$7,373,411

The Company has a non-revolving line of credit of $3.0 million from a financial institution. The line of credit is secured by 126,200 shares of Progressive Bank, N.A. stock. The note bears an interest rate of prime and is adjustable quarterly. The note matures in May 2015. The Company’s initial borrowing under the loan amounted to $2.0 million. There were no outstanding borrowings as of September 30, 2009 and as of December 31, 2008.

Capital Resources

Stockholders’ equity increased 2.2% during the nine month period ended September 30, 2009 entirely from current earnings after quarterly dividends, and a 5.6% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.4% and 11.1% of total assets at September 30, 2009 and December 31, 2008, respectively. The Company paid dividends of $.57 per share during the nine month period ended September 30, 2009 as compared to the $.55 per share paid in the nine month period ended September 30, 2008.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of September 30, 2009, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2009
Total Capital (to Risk Weighted Assets)	$28,763	18.51%	$12,434	8.0%	$15,543	10.0%
Tier I Capital (to Risk Weighted Assets)	26,852	17.28%	6,217	4.0%	9,326	6.0%
Tier I Capital (to Adjusted Total Assets)	26,852	10.06%	10,675	4.0%	13,344	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$28,045	18.86%	$11,897	8.0%	$14,871	10.0%
Tier I Capital (to Risk Weighted Assets)	26,191	17.61%	5,949	4.0%	8,923	6.0%
Tier I Capital (to Adjusted Total Assets)	26,191	10.14%	10,334	4.0%	12,917	5.0%
Progressive Bank, N.A.
As of September 30, 2009
Total Capital (to Risk Weighted Assets)	$28,487	18.36%	$12,413	8.0%	$15,516	10.0%
Tier I Capital (to Risk Weighted Assets)	26,576	17.13%	6,206	4.0%	9,309	6.0%
Tier I Capital (to Adjusted Total Assets)	26,576	9.98%	10,653	4.0%	13,316	5.0%
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$27,788	18.74%	$11,861	8.0%	$14,826	10.0%
Tier I Capital (to Risk Weighted Assets)	25,934	17.49%	5,930	4.0%	8,895	6.0%
Tier I Capital (to Adjusted Total Assets)	25,934	10.06%	10,316	4.0%	12,895	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $120,110,123 classified as available for sale at September 30, 2009. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $2,778,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2009 was approximately $43.8 million subject to the purchase of additional FHLB stock. At September 30, 2009, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2009. At September 30, 2009 and December 31, 2008, the Company had outstanding loan commitments and unused lines of credit totaling $19,740,000 and $18,973,000, respectively. As of September 30, 2009, management placed a high probability for required funding within one year of approximately $14.0 million. Approximately $4.3 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2009 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 6.2%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 2.3%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 3.0%, and given a 100 basis point decrease scenario net interest income would be increased by 1.0%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 12, 2009 a report on Form 8-K was filed which contained a press release dated August 12, 2009 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 36 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: November 12, 2009

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.

10.5	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.

10.7	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.

10.8	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements.

31	Rule 13a-14(a)/15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.