Form 10-Q
period 2010-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2010-05-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock as of May 11, 2010: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS
	(Unaudited)
Cash and due from banks	$5,125,674	$4,714,371
Due from banks - interest bearing	13,098,112	1,569,418
Federal funds sold	—	7,070,000

Total cash and cash equivalents	18,223,786	13,353,789
Investment securities:
Available-for-sale (at fair value)	126,094,229	115,997,044
Loans	126,265,798	128,581,422
Less allowance for loan losses	(1,906,113)	(1,894,361)

Net loans	124,359,685	126,687,061
Premises and equipment, net	5,028,370	4,798,975
Accrued income receivable	1,220,194	1,203,635
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,336,591	3,310,587
Other assets	3,372,332	4,135,399

Total assets	$283,279,306	$271,130,609

LIABILITIES
Noninterest bearing deposits:
Demand	$26,429,530	$26,580,001
Interest bearing deposits:
Demand	38,796,294	40,589,903
Savings	73,856,306	67,556,655
Time	83,671,102	86,519,438

Total deposits	222,753,232	221,245,997
Federal funds purchased and securities sold under agreements to repurchase	13,181,680	11,025,432
Federal Home Loan Bank borrowings	7,334,978	7,354,309
Accrued interest payable	352,223	404,449
Other liabilities	8,435,885	294,185

Total liabilities	252,057,998	240,324,372

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at March 31, 2010 and December 31, 2009	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	15,748,433	15,589,770
Accumulated other comprehensive income	2,094,563	1,838,155

Total stockholders’ equity	31,221,308	30,806,237

Total liabilities and stockholders’ equity	$283,279,306	$271,130,609

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2010	2009
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,699,805	$1,781,557
Tax-exempt	122,477	141,136
Debt securities:
Taxable	869,271	1,205,653
Tax-exempt	291,145	171,374
Other interest income	14,583	4,234
Federal funds sold	8	144

Total interest and dividend income	2,997,289	3,304,098

INTEREST EXPENSE
Deposits	754,203	1,030,218
Federal funds purchased and repurchase agreements	26,483	27,635
FHLB and other long-term borrowings	90,499	135,677

Total interest expense	871,185	1,193,530

Net interest income	2,126,104	2,110,568
PROVISION FOR LOAN LOSSES	30,000	—

Net interest income after provision for loan losses	2,096,104	2,110,568

NONINTEREST INCOME
Service charges and other fees	145,841	158,460
Net losses on available for sale securities	—	(7,393)
Other operating income	149,074	138,441

Total noninterest income	294,915	289,508

NONINTEREST EXPENSE
Salary and employee benefits	925,003	910,019
Net occupancy expense of premises	372,692	333,774
Other operating expenses	599,415	493,232

Total noninterest expense	1,897,110	1,737,025

Income before income taxes	493,909	663,051
INCOME TAXES	33,258	139,457

Net income	$460,651	$523,594

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.29	$0.33

DIVIDENDS PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income
BALANCE, DECEMBER 31, 2009	1,599,411	$7,997,055	$5,609,357	$15,589,770	$(228,100)	$1,838,155		$30,806,237
Comprehensive income:
Net income	—	—	—	460,651	—	—	$460,651	460,651
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	256,408	256,408	256,408

Comprehensive income							$717,059

Cash dividend ($.19 per share)	—	—	—	(301,988)	—	—		(301,988)

BALANCE, MARCH 31, 2010	1,599,411	$7,997,055	$5,609,357	$15,748,433	$(228,100)	$2,094,563		$31,221,308

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	523,594	—	—	$523,594	523,594
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	441,108	441,108	441,108

Comprehensive income							$964,702

Cash dividend ($.19 per share)	—	—	—	(301,988)	—	—		(301,988)

BALANCE, MARCH 31, 2009	1,599,411	$7,997,055	$5,609,357	$14,714,342	$(228,100)	$1,306,618		$29,399,272

			For the Three Months Ended March 31,
			2010	2009
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$256,408	$436,497
Less reclassification adjustment for losses included in net income			—	(4,611)

Net unrealized gains on securities			$256,408	$441,108

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$460,651	$523,594
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	—
Depreciation and amortization	112,752	106,727
Amortization (accretion) of investment securities, net	32,236	(45,986)
Investment security losses	—	7,393
Increase in cash surrender value of bank-owned life insurance	(26,004)	(29,045)
Increase in interest receivable	(16,559)	(80,424)
Decrease in interest payable	(52,226)	(69,403)
Other, net	692,224	(9,749)

Net cash provided by operating activities	1,233,074	403,107

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	2,297,001	(2,911,760)
Proceeds from sales of securities available-for-sale	—	14,733
Proceeds from maturities of securities available-for-sale	6,243,916	8,483,018
Proceeds from maturities of securities held-to-maturity	—	220,000
Principal collected on mortgage-backed securities	3,180,941	3,207,825
Purchases of securities available-for-sale	(11,085,327)	(13,607,709)
Recoveries on loans previously charged-off	375	3,002
Purchases of premises and equipment	(342,147)	(157,315)

Net cash provided by (used in) investing activities	294,759	(4,748,206)

FINANCING ACTIVITIES
Net increase in deposits	1,507,235	8,428,984
Dividends paid	(301,988)	(301,988)
Increase in short-term borrowings	2,156,248	542,152
Principal payments on FHLB and other long-term borrowings	(19,331)	(18,431)

Net cash provided by financing activities	3,342,164	8,650,717

INCREASE IN CASH AND CASH EQUIVALENTS	4,869,997	4,305,618
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,353,789	9,100,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,223,786	$13,406,352

Supplemental Disclosures:
Cash Paid for Interest	$923,411	$1,262,933
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

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

Subsequent Events: The Company assessed events occurring subsequent to March 31, 2010 through May 11, 2010 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustment to or disclosure in the financial statements.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income. At March 31, 2010, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2010 and December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement were $4,016,607 and $3,820,570 as of March 31, 2010 and December 31, 2009, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $112,378 and $108,668 at March 31, 2010 and December 31, 2009, respectively. The amount of income recognized as of a result of this agreement was $4,663 and $3,086 for the period ending March 31, 2010 and 2009, respectively.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,906,113 at March 31, 2010, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

Goodwill: Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). The goodwill value of $1.6 million is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is periodically reviewed for impairment. No impairment losses were recognized. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,336,591 and $3,310,587 at March 31, 2010 and December 31, 2009, respectively. The face value of the bank-owned life insurance at March 31, 2010 was $8.8 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $12,207 and $8,849 for the three month periods ended March 31, 2010 and 2009, respectively.

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

Stock Dividend: On May 13, 2008, the Company declared a 4% stock dividend to stockholders of record on October 1, 2008. All common share data includes the effect of the stock dividend.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2010 and 2009, respectively. Other comprehensive income comprises unrealized holding gains on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2010	2009
Before-tax amount	$411,108	$707,244
Tax effect	(154,700)	(266,136)

Net of tax effect	256,408	441,108
Net income as reported	460,651	523,594

Total comprehensive income	$717,059	$964,702

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(Unaudited)

NOTE 2 - FAIR VALUE MEASUREMENTS:

The Company adopted accounting guidance in 2008, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. This guidance establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined under the literature are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

As of March 31, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2010 and December 31, 2009 all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by the current accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$249	$125,845	$—	$126,094
Impaired loans	$—	$6,516	$—	$6,516

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$252	$115,745	$—	$115,997
Impaired loans	$—	$3,896	$—	$3,896

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(Unaudited)

NOTE 3 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: Noninterest bearing and interest bearing demand deposits and savings deposits are valued at the amount payable on demand. The fair values for time deposits are based on discounted value of cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

The estimates of fair values of financial instruments are summarized as follows:

	March 31, 2010		December 31, 2009
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,224	$18,224	$13,354	$13,354
Investment securities	126,094	126,094	115,997	115,997
Loans	124,360	123,900	126,687	126,197
Bank owned life insurance	3,337	3,337	3,311	3,311
Accrued interest receivable	1,220	1,220	1,204	1,204
Financial liabilities:
Deposits	222,753	202,479	221,246	200,282
Federal funds purchased and repurchase agreements	13,182	13,182	11,025	11,025
FHLB and other long term borrowings	7,335	7,335	7,354	7,354
Accrued interest payable	352	352	404	404

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 AND 2009

(Unaudited)

Recent Accounting Pronouncements: In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation or the Company has presented the necessary disclosures in the Note 1 herein.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in the Note 2 and 3 herein.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2010	2009	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Total interest income	$2,997	$3,304	$12,914	$13,514	$13,708	$13,772
Total interest expense	871	1,194	4,328	5,275	5,431	4,943
Net interest income	2,126	2,110	8,586	8,239	8,277	8,829
Provision for loan losses	30	—	184	—	(100)	—
Total other income	295	290	1,791	1,488	1,410	1,433
Total other expenses	1,897	1,737	7,592	7,009	7,272	7,614
Income before income taxes	494	663	2,601	2,718	2,515	2,648
Net income	461	524	2,305	2,206	2,036	2,144
PER SHARE DATA (1)
Net income	$0.29	$0.33	$1.45	$1.39	$1.28	$1.35
Cash dividends declared	0.19	0.19	0.76	0.74	0.73	0.73
Book value per share	19.64	18.50	19.38	18.08	17.12	15.90
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$127,150	$126,147	$128,206	$120,722	$120,409	$129,997
Investment securities	112,034	109,658	112,142	108,114	109,278	109,533
Deposits - interest bearing	194,223	186,922	190,981	182,450	182,682	190,160
Stockholders’ equity	28,940	28,961	28,192	27,295	26,223	25,416
Total assets	268,494	262,290	266,414	258,275	253,930	262,946
BALANCE SHEET
Investments	$126,094	$114,794	$115,997	$112,366	$106,647	$110,894
Loans	126,266	127,509	128,581	124,635	121,739	120,709
Allowance for loan losses	(1,906)	(1,889)	(1,894)	(1,923)	(2,043)	(2,297)
Other assets	32,825	27,325	28,447	23,086	26,844	25,132

Total Assets	$283,279	$267,739	$271,131	$258,164	$253,187	$254,438

Deposits	$222,753	$214,814	$221,246	$206,385	$203,127	$210,409
Federal funds purchased and repurchase agreements	13,182	11,555	11,025	11,013	12,196	15,240
FHLB borrowings	7,335	10,911	7,354	10,929	9,298	2,343
Other liabilities	8,788	1,060	700	1,100	1,351	1,169
Stockholders’ equity	31,221	29,399	30,806	28,737	27,215	25,277

Total Liabilities and Stockholders’ equity	$283,279	$267,739	$271,131	$258,164	$253,187	$254,438

SELECTED RATIOS
Return on average assets	0.70%	0.81%	0.87%	0.85%	0.80%	0.82%
Return on average equity	6.46%	7.34%	8.18%	8.08%	7.76%	8.44%
Average equity to average assets	10.78%	11.04%	10.58%	10.57%	10.33%	9.67%
Dividend payout ratio (1)	65.52%	57.58%	52.41%	53.24%	57.03%	54.07%
Loan to Deposit ratio	56.68%	59.36%	58.12%	60.39%	59.93%	57.37%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of October 1, 2008.

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

OVERVIEW

The Company reported net income of $460,651 or $.29 per share for the three months ended March 31, 2010 as compared to $523,594 or $.33 per share for the same period during 2009. The decline in net income for the three months ended March 31, 2010 as compared to the same period in 2009 of $62,943 or 12.0% was primarily the result of increases in noninterest expense and the provision for loan losses, offset in part by the increase in net interest income, noninterest income and the decrease in income tax expense. As compared to the prior year, noninterest expenses increased $160,085 or 9.2% during the first quarter of 2010 as compared to 2009 primarily due to increases in salary and employee benefits expenses, other operating expenses and in occupancy expenses. Net interest income increased $15,536 or .7%, primarily due to the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the income earned on investment securities combined with the decrease in the interest and fees earned on loans. Noninterest income increased $5,407 or 1.9% primarily due to an increase in other operating income combined with the change in the net losses on sales of investment securities, offset in part by the decline in service charges and other fee income.

The ROA was .70% for the three months ended March 31, 2010 as compared to .81% for the same period of the prior year. For the three months ended March 31, 2010 compared to March 31, 2009, the ROE was 6.46% and 7.34%, respectively.

Table One is a summary of Selected Financial Data of the Company. The sections that follow discuss in more detail the information summarized in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2010

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009.

For the three months ended March 31, 2010, net interest income increased $15,536 or .7%, from the same period in 2009. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities , offset in part by the decrease in the interest earned on investment securities combined with the decline in the interest earned on loans. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in taxable equivalent net yield on average earning assets of 3.88% at March 31, 2010 as compared to 3.83% at March 31, 2009. The average volume of earning assets fell $5.9 million or 2.4% from March 31, 2009 to 2010.

Interest and fees on loans decreased $100,411 or 5.2%, from the same period in 2009 due to the decrease in the yield earned on loans, offset in part by the increase in the average loan volume. The taxable equivalent yield on loans fell 41 basis points, to 6.07% at March 31, 2010 from 6.48% at March 31, 2009. The average balance on loans decreased $1.1 million or .8% since December 31, 2009. The decrease in loan volume was primarily due to an decreased demand for commercial and commercial real estate loans.

During the first quarter of 2010, interest income on investment securities fell $216,611 or 15.7% as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned on investments, offset in part by an increase in the average volume. The taxable equivalent yield on investment securities declined 21 basis points, to 4.91% at March 31, 2010 from 5.12% at December 31, 2009 and fell 60 basis points from March 31, 2009. The average volume of the investment portfolio remained relatively flat during the first quarter of 2010 after increasing approximately $2.5 million from March 31, 2009 to December 31, 2009.

Interest expense decreased $322,345 or 27.0% during the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 66 basis points, from 2.32% at March 31, 2009 to 1.66% at March 31, 2010, while the average volume grew $4.8 million or 2.3% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on certificates of deposit accounts. The yield paid on certificate of deposit accounts fell 54 basis points, to 2.81% at March 31, 2010 from 3.35% at December 31, 2009 and fell 94 basis points from March 31, 2009. The increase in the average volume was primarily in savings deposits, offset in part by decreases in certificates of deposit and interest bearing demand deposits.

Noninterest Income

Noninterest income increased $5,407 or 1.9% for the three months ended March 31, 2010 as compared to same period of the prior year. The increase in noninterest income was primarily due to increase in other operating income combined with the increase as a result of the net change in the net losses on sales of investment securities, offset in part by the decline in service charges and other fee income.

The net gains (losses) on investment securities increased $7,393 for the three month period ended March 31, 2010 as compared to the same period in 2009. The increase in net gains (losses) on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank in 2009. During the first quarter of 2009 the Company’s subsidiary bank sold approximately $6.9 million of investment securities to take advantage of reinvestment opportunities within the current market interest rate environment. The Company accounted for securities losses of $7,393 during the three month period ended March 31, 2009.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $12,619 in the first three months of 2010 as compared to the same period in 2009, down 8.0%, from 2009. The decrease was primarily due to a decline in overdraft charges of approximately $48,059. Also service charges on deposit accounts declined.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions, income earned on bank owned life insurance and various other charges and fees related to normal customer banking relationships. Other operating income decreased $10,633 or 7.7% in the three month period ended March 31, 2010 as compared to the same period in 2009. The increase in other operating income was primarily due to increases in ATM fees and FHLB fee income and checkbook sales and credit life commissions, offset in part by decreases in credit card fees, other miscellaneous income and a decrease in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009. Average balance sheet information for the periods ended March 31, 2010 and 2009 and December 31, 2009 was compiled using the daily averages. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited) March 31, 2010			December 31, 2009			(Unaudited) March 31, 2009
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Government agencies	$26,354	$197	3.03%	$23,321	$910	3.90%	$26,750	$335	5.08%
Mortgage backed securities	57,402	662	4.68%	63,068	3,125	4.96%	62,188	833	5.39%
States and political subdivisions	28,037	300	4.34%	23,993	989	4.12%	18,933	185	3.93%
Other securities	241	1	1.68%	1,760	94	5.34%	1,787	24	5.45%

Total Investment securities:	112,034	1,160	4.20%	112,142	5,118	4.56%	109,658	1,377	5.09%
Interest bearing deposits	10,121	11	0.44%	1,403	1	0.07%	2,359	—	—
Federal funds sold	236	—	—	7,115	1	0.01%	5,533	—	—
Loans, net of unearned income	127,150	1,822	5.81%	128,206	7,779	6.07%	126,147	1,923	6.18%
Other earning assets	1,492	4	1.09%	1,476	15	1.02%	1,450	4	1.12%

Total earning assets	251,033	2,997	4.84%	250,342	12,914	5.16%	245,147	3,304	5.47%
Other assets	19,369			17,961			19,052
Allowance for loan losses	(1,908)			(1,889)			(1,909)

Total Assets	$268,494			$266,414			$262,290

LIABILITIES
Time deposits	$85,829	$595	2.81%	$92,544	$3,100	3.35%	$94,427	$874	3.75%
Savings deposits	69,673	133	0.77%	61,047	499	0.82%	56,659	121	0.87%
Interest bearing demand deposits	38,721	26	0.27%	37,390	132	0.35%	35,836	35	0.40%
Federal funds purchased and repurchase agreements	11,823	26	0.89%	12,623	128	1.01%	10,722	28	1.06%
FHLB and other long-term borrowings	7,344	91	5.03%	9,377	469	5.00%	10,920	136	5.05%

Total interest bearing liabilities	213,390	871	1.66%	212,981	4,328	2.03%	208,564	1,194	2.32%
Demand deposits	25,312			24,252			23,783
Other liabilities	852			989			982

Total Liabilities	239,554			238,222			233,329
STOCKHOLDERS’ EQUITY	28,940			28,192			28,961

Total Liabilities and Stockholders’ Equity	$268,494			$266,414			$262,290

Net yield on earning assets		$2,126	3.43%		$8,586	3.43%		$2,110	3.49%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2010 and 2009, and the year ended December 31, 2009, respectively. The effect of this adjustment is presented below.

Investment securities	$112,034	$1,355	4.91%	$112,142	$5,747	5.12%	$109,658	$1,491	5.51%
Loans	127,150	1,904	6.07%	128,206	8,131	6.34%	126,147	2,017	6.48%

Total earning assets	$251,033	$3,274	5.29%	$250,342	$13,895	5.55%	$245,147	$3,512	5.81%

Taxable equivalent net yield on earning assets		$2,403	3.88%		$9,567	3.82%		$2,318	3.83%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2010 (Continued)

Noninterest Expense

Noninterest expense increased $160,085 or 9.2% for the three months ended March 31, 2010 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits expenses, other operating expenses and occupancy expenses.

Salary and employee benefits increased $14,984 or 1.7% during the three months ended March 31, 2010 over the same period in 2009. Salary and employee benefit expense in 2010 compared to 2009 increased primarily as a result of the increase in employee benefits expense and payroll taxes.

Other operating expenses increased $106,183, or 21.5%, compared to the same period of the prior year. The increase in other operating expenses was attributable primarily to increases in regulatory assessments, other expenses, stationery and supplies expense, postage and transportation expenses, advertising expenses and other taxes, offset in part by decreases in service expenses and directors’ fees.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2010	2009
Directors’ fees	$24,175	27,050
Stationery and supplies	45,088	26,051
Regulatory assessment and deposit insurance	102,352	56,444
Advertising	12,207	8,849
Postage and transportation	41,748	35,886
Other taxes	53,121	50,563
Service expense	84,115	92,306
Other	236,609	196,083

Total	$599,415	$493,232

Income Taxes

Income tax expense for the three month period ended March 31, 2009 was $33,258, decreasing 76.2% compared to the same period in 2009. Income tax expense decreased primarily due to the decline in pre-taxable income of $169,142 combined with the increase in tax-exempt income of $101,112 during the first three months of 2010 over the same period in 2009. Components of the income tax expense for March 31, 2010 were $115,127 for federal taxes and $18,131 for West Virginia corporate net income taxes.

Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009.

Balance Sheet Analysis

Investments

Investment securities increased approximately $10.1 million or 8.7% from December 31, 2009 to March 31, 2010. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 77.5% of total securities at March 31, 2010, as compared to 75.4% at December 31, 2009. Other than the normal risks inherent in purchasing U.S. Treasury securities, U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward under the requirements of FAS 115 and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $3,358,286 and $2,947,178 at March 31, 2010 and December 31, 2009, respectively. There were no securities classified as held to maturity at March 31, 2010 and December 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Three - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	March 31, 2010	December 31, 2009
Securities available-for-sale:
U.S. Government corporations and agencies	33,994	26,434
Obligations of states and political subdivisions	28,902	29,041
Mortgage-backed securities	62,953	60,283
Equity securities	245	239

Total available-for-sale	126,094	115,997

Total	$126,094	$115,997

Table Four - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2010:

	(Expressed in thousands) March 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government corporations and agencies	$9,940	$(60)	$—	$—	$9,940	$(60)
Obligations of states and political subdivisions	608	(9)	1013	(39)	1,621	(48)
Mortgage-backed securities	4,043	(45)	302	(2)	4,345	(47)

Total debt securities	14,591	(114)	1,315	(41)	15,906	(155)
Equity securities	—	—	64	(3)	64	(3)

Total	$14,591	$(114)	$1,379	$(44)	$15,970	$(158)

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 17 positions that are temporarily impaired at March 31, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Five - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2010 and December 31, 2009 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) March 31, 2010				December 31, 2009
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government corporations and agencies
Within One Year	$—	—%	$4	—%	$—	—%	$1,022	4.94%
After One But Within Five Years	—	—	15,623	2.64	—	—	18,097	2.69
After Five But Within Ten Years	—	—	18,363	3.40	—	—	7,311	3.59
After Ten Years	—	—	4	0.88	—	—	4	0.88

	—	—	33,994	3.05	—	—	26,434	3.03
States & Political Subdivisions
Within One Year	—	—	279	6.51	—	—	281	6.46
After One But Within Five Years	—	—	4,668	5.19	—	—	4,892	5.22
After Five But Within Ten Years	—	—	4,064	5.66	—	—	4,040	5.69
After Ten Years	—	—	19,891	6.37	—	—	19,828	6.41

	—	—	28,902	6.08	—	—	29,041	6.11
Mortgage-Backed Securities	—	—	62,953	4.44	—	—	60,283	4.58
Equity Securities	—	—	245	1.31	—	—	239	2.45

Total	$—	—%	$126,094	4.44%	$—	—%	$115,997	4.60%

Assets carried at $28,546,000 and $28,959,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Loans represent the largest asset on the Company’s balance sheet. Total loans, net of unearned income, decreased approximately $2.3 million or 1.8% from December 31, 2009 to March 31, 2010. The decline in loans during the first quarter of 2010 was primarily due to decreases in commercial loans, installment loans and in residential real estate loans which increased approximately $1,377,000, $621,000 and $335,000, respectively, offset by an increase in other loans which decreased approximately $15,000.

Real estate residential loans which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-six percent (36%) of the loan portfolio. Commercial loans which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-five percent (45%) of the loan portfolio. Installment loans comprised ten percent (10%) of the loan portfolio. Other loans which include non-rated industrial development obligations, direct financing leases and other loans comprised nine percent (9%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2009 were a 1% increase in real estate residential loans and a 1% decrease in commercial and industrial loans.

Table Six - Loan Portfolio

Loans outstanding are as follows:

(dollars in thousands)	(Unaudited) March 31, 2010	December 31, 2009
Real Estate - residential:
Real estate - construction	$637	$605
Real estate - farmland	271	278
Real estate - residential	44,315	44,675

	$45,223	$45,558

Commercial:
Real estate-secured by nonfarm nonresidential	$48,614	$49,335
Commercial and industrial	8,373	9,029

	$56,987	$58,364

Installment:
Installment and other loans to individuals	$12,547	$13,168

Other:
Nonrated industrial development obligations	$11,621	$11,632
Other loans	48	22

	$11,669	$11,654

Total	126,426	128,744
Less unearned interest	160	163

	$126,266	$128,581

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2010 and December 31, 2009:

(dollars in thousands	March 31, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$258	$246	$133	$222	$249	$134
Commercial real estate - secured by nonfarm, nonresidential property	607	5,349	42,658	687	5,586	43,062
Commercial and industrial	2,151	2,868	3,354	2,565	3,029	3,435
Nonrated industrial development obligations	745	5,669	5,207	869	5,753	5,010

Total	$3,761	$14,132	$51,352	$4,343	$14,617	$51,641

The following table presents an analysis of fixed and variable rate loans as of March 31, 2010 and December 31, 2009 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands	March 31, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,072	$10,093	$7,804	$2,570	$10,229	$7,429
Variable Rates	1,689	4,039	43,548	1,773	4,388	44,212

Total	$3,761	$14,132	$51,352	$4,343	$14,617	$51,641

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

Total non-performing loans were $6,689,000 at March 31, 2010 as compared to $4,265,000 at December 31, 2009. The increase in non-performing loans was primarily due to an increase in non-accrual loans. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $6,516,000 or 5.2% of total loans outstanding as of March 31, 2010, as compared to $4,092,000 or 3.2% of total loans at December 31, 2009. The increase in non-accrual loans during the first quarter of 2010 was primarily due to the addition of one commercial real estate loans totaling approximately $2.4 million, one residential real estate loan and totaling approximately $122,000 and two installment loans totaling approximately $11,000, offset in part by payments and/or charge-offs. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Eight - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) March 31, 2010	December 31, 2009
Past Due 90 Days or More:
Real estate - residential	$—	$—
Commercial	—	—
Installment	—	—

	$—	$—

Non-accrual:
Real estate - residential	$1,932	$1,819
Commercial	4,555	2,254
Installment	29	19

	$6,516	$4,092

Other Real Estate	$173	$173

Total non-performing assets	$6,689	$4,265

Total non-performing assets to total loans and other real estate
	5.29%	3.31%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $82,400, $71,600 and $249,500 for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Nine - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) March 31,		December 31, 2009
(dollars in thousands)	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$1,894	$1,923	$1,923
Loans charged off:
Real estate - residential	—	—	—
Commercial	15	—	165
Installment	4	37	66

	19	37	231
Recoveries:
Real estate - residential	—	—	—
Commercial	1	3	11
Installment	—	—	7

	1	3	18
Net charge-offs	18	34	213
Additions charged to operations	30	—	184

Balance at end of period:	$1,906	$1,889	$1,894

Average loans outstanding	$127,150	$126,147	$128,206

Ratio of net charge-offs to average loans outstanding for the period	0.01%	0.03%	0.17%
Ratio of the allowance for loan losses to loans outstanding for the period	1.51%	1.48%	1.47%

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

The allowance for loan losses increased $11,752 or .6%, since December 31, 2009. The allowance for loan losses represented 1.5% of outstanding loans as of March 31, 2010 and at December 31, 2009. Loan charge-offs amounted to $18,623 for the three month period ended March 31, 2010, compared to loan charge-offs of $37,254 for the same period in 2009. The provision to the allowance for loan losses during the first three months of 2010 amounted to $30,000 and was $-0- during the same period in 2009. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Ten.

Table Ten - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2009, and the three month period ended March 31, 2010. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) March 31, 2010
			December 31,
			2009		2008		2007		2006
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$420	35.7%	$412	35.3%	$298	35.8%	$298	38.3%	$327	35.8%
Commercial	1,340	45.1	1,333	45.4	1,184	43.0	1,277	41.2	1,483	43.3
Installment	76	10.0	79	10.2	420	11.3	447	10.5	466	11.2
Others	70	9.2	70	9.1	21	9.9	21	10.0	21	9.7

Total	$1,906	100.0%	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $1.5 million or .7% during the first three months of 2010. Since year end the increase in total deposits was primarily due to increases in savings deposits which increased approximately $6,300,000, offset in part by the decreases in interest bearing demand deposits and certificates of deposit accounts which decreased approximately $1,794,000 and $2,848,000, respectively. Savings deposits increased during the first quarter of 2010 primarily in the Bank’s Super Saver product, which offers a higher yield on larger balances. The decline in time deposits is primarily a result of deposit customers seeking higher yielding deposit products. At March 31, 2010, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. There were no changes in the deposit mix from December 31, 2009 to March 31, 2010.

Table Eleven - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at March 31, 2010 and December 31, 2009, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) March 31, 2010	December 31, 2009
Due in 2010	$38,696	$57,681
Due in 2011	24,605	13,728
Due in 2012	9,515	7,891
Due in 2013	3,903	3,553
Due in 2014	5,022	3,659
Due in 2015 and thereafter	1,929	7

Total	$83,670	$86,519

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $22,704,000 and $23,781,000 at March 31, 2010 and December 31, 2009, respectively. Interest expense on certificates of deposit of $100,000 or more was $171,217 and $265,861 at March 31, 2010 and 2009, respectively.

Table Twelve - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	(Unaudited) March 31, 2010	December 31, 2009
Three Months or Less	$3,324	$7,053
Over Three and Less than Six Months	3,902	3,212
Over Six and Less than Twelve Months	7,033	6,888
Over Twelve Months	8,445	6,628

Total	$22,704	$23,781

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2010 and December 31, 2009. Repurchase agreements increased $2,156,248 or 19.6%, from December 31, 2009 to March 31, 2010. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

Progressive Bank, “the Bank”, is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2010 was approximately $48.3 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $7,334,978 and $7,354,309 at March 31, 2010 and December 31, 2009, respectively. The Bank has one fixed rate non-amortizing advance in the amount of $3,500,000, with an interest rate of 5.09% which will mature in July 2010. The Bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78%., which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

Progressive Bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at March 31, 2010 and December 31, 2009, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2010 were as follows:

2010	$3,578,725
2011	82,570
2012	86,602
2013	90,832
2014	95,267
Thereafter	3,400,982

$7,334,978

Capital Resources

Stockholders’ equity increased .5% during the three month period ended March 31, 2010 entirely from current earnings after quarterly dividends, and a .8% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 11.0% and 11.4% of total assets at March 31, 2010 and December 31, 2009, respectively. The Company paid dividends of $.19 per share during the three month periods ended March 31, 2010 and 2009, respectively.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2010, without approval of the Comptroller of the Currency, of approximately $2,179,000, plus an additional amount equal to the bank’s net profit for 2010 up to the date of any such dividend declaration.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of March 31, 2010, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2010
Total Capital (to Risk Weighted Assets)	$29,392	18.78%	$12,522	8.0%	$15,653	10.0%
Tier I Capital (to Risk Weighted Assets)	27,486	17.56%	6,261	4.0%	9,392	6.0%
Tier I Capital (to Adjusted Total Assets)	27,486	10.30%	10,674	4.0%	13,343	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$29,217	19.11%	$12,230	8.0%	$15,288	10.0%
Tier I Capital (to Risk Weighted Assets)	27,323	17.87%	6,115	4.0%	9,173	6.0%
Tier I Capital (to Adjusted Total Assets)	27,323	10.25%	10,660	4.0%	13,325	5.0%
Progressive Bank, N.A.
As of March 31, 2010
Total Capital (to Risk Weighted Assets)	$29,094	18.63%	$12,493	8.0%	$15,617	10.0%
Tier I Capital (to Risk Weighted Assets)	27,188	17.41%	6,247	4.0%	9,370	6.0%
Tier I Capital (to Adjusted Total Assets)	27,188	10.20%	10,660	4.0%	13,325	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$28,934	18.97%	$12,202	8.0%	$15,253	10.0%
Tier I Capital (to Risk Weighted Assets)	27,040	17.73%	6,101	4.0%	9,152	6.0%
Tier I Capital (to Adjusted Total Assets)	27,040	10.17%	10,640	4.0%	13,300	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $126,094,229 classified as available for sale at March 31, 2010. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $15,970,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2010 was approximately $48.3 million subject to the purchase of additional FHLB stock. At March 31, 2010, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2010. At March 31, 2010 and December 31, 2009, the Company had outstanding loan commitments and unused lines of credit totaling $23,171,000 and $12,497,000, respectively. As of March 31, 2010, management placed a high probability for required funding within one year of approximately $18.1 million. Approximately $4.1 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2010 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.1%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 3.0%. The results using a +/-100 basis point interest rate scenario and a +300 basis point interest scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately .8%, and given a 100 basis point decrease scenario net interest income would be reduced by 1.1%. Under a 300 basis point increase interest rate scenario net interest income would be reduced by approximately 5.3%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 1A	Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	(Removed and Reserved)

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On March 12, 2010 a report on Form 8-K was filed which contained a press release dated March 12, 2010 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 11, 2010

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

3.2	Bylaws of First West Virginia Bancorp, Inc.* Incorporated herein by reference.

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.*

10.6	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk. Incorporated herein by reference.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.

*	Incorporated by reference to an identically numbered exhibit to the Form 10 - K (File No. 001-13652) filed with the SEC on March 31, 2010.