Form 10-Q
period 2010-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2010-08-16
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock as of August 13, 2010: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS
	(Unaudited)
Cash and due from banks	$6,711,880	$4,714,371
Due from banks - interest bearing	4,639,627	1,569,418
Federal funds sold	—	7,070,000

Total cash and cash equivalents	11,351,507	13,353,789
Investment securities:
Available-for-sale (at fair value)	127,964,187	115,997,044
Loans	121,958,870	128,581,422
Less allowance for loan losses	(1,921,858)	(1,894,361)

Net loans	120,037,012	126,687,061
Premises and equipment, net	5,554,611	4,798,975
Accrued income receivable	1,118,327	1,203,635
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,362,849	3,310,587
Other assets	4,009,135	4,135,399

Total assets	$275,041,747	$271,130,609

LIABILITIES
Noninterest bearing deposits:
Demand	$25,707,268	$26,580,001
Interest bearing deposits:
Demand	37,060,198	40,589,903
Savings	74,882,444	67,556,655
Time	83,380,150	86,519,438

Total deposits	221,030,060	221,245,997
Federal funds purchased and securities sold under agreements to repurchase	13,432,676	11,025,432
Federal Home Loan Bank borrowings	7,315,415	7,354,309
Accrued interest payable	342,334	404,449
Other liabilities	686,698	294,185

Total liabilities	242,807,183	240,324,372

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at June 30, 2010 and December 31, 2009	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	16,114,479	15,589,770
Accumulated other comprehensive income	2,741,773	1,838,155

Total stockholders’ equity	32,234,564	30,806,237

Total liabilities and stockholders’ equity	$275,041,747	$271,130,609

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,678,332	$1,819,871	$3,378,137	$3,601,428
Tax-exempt	129,181	129,041	251,658	270,177
Debt securities:
Taxable	918,063	1,099,866	1,787,334	2,305,519
Tax-exempt	289,285	201,047	580,430	372,421
Dividends	—	—	—	—
Other interest income	11,082	4,022	25,665	8,256
Federal funds sold	—	191	8	335

Total interest and dividend income	3,025,943	3,254,038	6,023,232	6,558,136

INTEREST EXPENSE
Deposits	666,539	940,903	1,420,742	1,971,121
Federal funds purchased and repurchase agreements	27,127	28,929	53,610	56,564
FHLB and other long-term borrowings	90,256	135,925	180,755	271,602

Total interest expense	783,922	1,105,757	1,655,107	2,299,287

Net interest income	2,242,021	2,148,281	4,368,125	4,258,849
PROVISION FOR LOAN LOSSES	30,000	10,000	60,000	10,000

Net interest income after provision for loan losses	2,212,021	2,138,281	4,308,125	4,248,849

NONINTEREST INCOME
Service charges and other fees	166,470	175,272	312,311	333,732
Net gains on available for sale securities	253,267	185,945	253,267	178,552
Other operating income	157,229	127,707	306,303	266,148

Total noninterest income	576,966	488,924	871,881	778,432

NONINTEREST EXPENSE
Salary and employee benefits	940,025	934,985	1,865,028	1,845,004
Net occupancy expense of premises	361,672	309,706	734,364	643,480
Other operating expenses	631,192	693,349	1,230,607	1,186,581

Total noninterest expense	1,932,889	1,938,040	3,829,999	3,675,065

Income before income taxes	856,098	689,165	1,350,007	1,352,216
INCOME TAXES	188,064	142,940	221,322	282,397

Net income	$668,034	$546,225	$1,128,685	$1,069,819

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.42	$0.34	$0.71	$0.67

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income	Income
BALANCE, DECEMBER 31, 2009	1,599,411	$7,997,055	$5,609,357	$15,589,770	$(228,100)	$1,838,155		$30,806,237
Comprehensive income:
Net income	—	—	—	1,128,685	—	—	$1,128,685	1,128,685
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	903,618	903,618	903,618

Comprehensive income							$2,032,303

Cash dividend ($.38 per share)	—	—	—	(603,976)	—	—		(603,976)

BALANCE, JUNE 30, 2010	1,599,411	$7,997,055	$5,609,357	$16,114,479	$(228,100)	$2,741,773		$32,234,564

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income (loss)	Income
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	1,069,819	—	—	$1,069,819	1,069,819
Other comprehensive income, net of tax
Unrealized losses on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	(81,882)	(81,882)	(81,882)

Comprehensive income							$987,937

Cash dividend ($.38 per share)	—	—	—	(603,976)	—	—		(603,976)

BALANCE, JUNE 30, 2009	1,599,411	$7,997,055	$5,609,357	$14,958,579	$(228,100)	$783,628		$29,120,519

			For the Six Months Ended June 30,

			2010	2009
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$1,061,581	$29,481
Less reclassification adjustment for gains included in net income			157,963	111,363

Net unrealized gains (losses) on securities			$903,618	$(81,882)

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,128,685	$1,069,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60,000	10,000
Depreciation and amortization	233,453	218,150
Amortization (accretion) of investment securities, net	94,491	(51,584)
Investment security gains	(253,267)	(178,552)
Increase in cash surrender value of bank-owned life insurance	(52,262)	(58,183)
Decrease in interest receivable	85,308	152,305
Decrease in interest payable	(62,115)	(22,848)
Other, net	(26,407)	1,590,958

Net cash provided by operating activities	1,207,886	2,730,065

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	6,589,624	(4,622,388)
Proceeds from sales of securities available-for-sale	7,756,278	7,027,558
Proceeds from maturities of securities available-for-sale	26,822,474	32,316,507
Proceeds from maturities of securities held-to-maturity	—	220,000
Principal collected on mortgage-backed securities	6,099,727	7,494,754
Purchases of securities available-for-sale	(51,038,044)	(51,611,952)
Recoveries on loans previously charged-off	425	5,552
Purchases of premises and equipment	(989,089)	(296,088)

Net cash used in investing activities	(4,758,605)	(9,466,057)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(215,937)	7,667,798
Dividends paid	(603,976)	(603,976)
Increase in short-term borrowings	2,407,244	2,146,975
Decrease in FHLB and other long-term borrowings	(38,894)	(37,083)

Net cash provided by financing activities	1,548,437	9,173,714

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,002,282)	2,437,722
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,353,789	9,100,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,351,507	$11,538,456

Supplemental Disclosures:
Cash Paid for Interest	$1,717,222	$2,322,135
Cash Paid for Income Taxes	$21,500	$425,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

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

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2010 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2010 and December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: (Continued) The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount of $125,000 based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement were $4,628,671 and $3,820,570 as of June 30, 2010 and December 31, 2009, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $150,460 and $108,668 at June 30, 2010 and December 31, 2009, respectively. The amount of income recognized as of a result of this agreement was $21,579 and $6,843 for the period ending June 30, 2010 and 2009, respectively.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,921,858 at June 30, 2010, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,362,849 and $3,310,587 at June 30, 2010 and December 31, 2009, respectively. The face value of the bank-owned life insurance at June 30, 2010 was $8.6 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $15,519 and $79,675 for the three month periods ended June 30, 2010 and 2009, respectively. For the six month periods ended June 30, 2010 and 2009 advertising expenses amounted to $27,726 and $88,525, respectively

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2010 and June 30, 2009. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Before-tax amount	$1,037,695	$(838,528)	$1,448,802	$(131,284)
Tax effect	(390,485)	315,538	(545,184)	49,402

Net of tax effect	647,210	(522,990)	903,618	(81,882)
Net income as reported	668,034	546,225	1,128,685	1,069,819

Total comprehensive income (loss)	$1,315,244	$23,235	$2,032,303	$987,937

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

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

As of June 30, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2010 and December 31, 2009 all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by the current accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$232	$127,732	$—	$127,964
Impaired loans	$—	$5,151	$—	$5,151

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$252	$115,745	$—	$115,997
Impaired loans	$—	$3,896	$—	$3,896

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

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

The estimates of fair values of financial instruments are summarized as follows:

	June 30, 2010		December 31, 2009
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,352	$11,352	$13,354	$13,354
Investment securities	127,964	127,964	115,997	115,997
Loans	120,037	119,780	126,687	126,197
Bank owned life insurance	3,363	3,363	3,311	3,311
Accrued interest receivable	1,118	1,118	1,204	1,204
Financial liabilities:
Deposits	221,030	206,403	221,246	200,282
Federal funds purchased and repurchase agreements	13,433	13,433	11,025	11,025
FHLB and other long term borrowings	7,315	7,315	7,354	7,354
Accrued interest payable	342	342	404	404

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 AND 2009

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS:

Recent Accounting Pronouncements: In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in the Note 2 and 3 herein.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2010	2009	2010	2009	2009	2008	2007
SUMMARY OF OPERATIONS
Total interest income	$3,026	$3,254	$6,023	$6,558	$12,914	$13,514	$13,708
Total interest expense	784	1,106	1,655	2,299	4,328	5,275	5,431
Net interest income	2,242	2,148	4,368	4,259	8,586	8,239	8,277
Provision for loan losses	30	10	60	10	184	—	(100)
Total other income	577	489	872	778	1,791	1,488	1,410
Total other expenses	1,933	1,938	3,830	3,675	7,592	7,009	7,272
Income before income taxes	856	689	1,350	1,352	2,601	2,718	2,515
Net income	668	546	1,129	1,070	2,305	2,206	2,036
PER SHARE DATA
Net income	$0.42	$0.34	$0.71	$0.67	$1.45	$1.39	$1.28
Cash dividends declared	0.19	0.19	0.38	0.38	0.76	0.74	0.73
Book value per share	20.28	18.32	20.28	18.32	19.38	18.08	17.12
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$124,136	$128,759	$125,635	$127,460	$128,206	$120,722	$120,409
Investment securities	115,978	111,941	114,017	110,795	112,142	108,114	109,278
Deposits - interest bearing	196,049	191,311	195,142	189,128	190,981	182,450	182,682
Stockholders’ equity	29,198	28,160	29,071	28,054	28,192	27,295	26,223
Total assets	272,169	268,019	270,342	264,666	266,414	258,275	253,930
SELECTED RATIOS
Return on average assets	0.98%	0.82%	0.84%	0.82%	0.87%	0.85%	0.80%
Return on average equity	9.18%	7.78%	7.83%	7.69%	8.18%	8.08%	7.76%
Average equity to average assets	10.73%	10.51%	10.75%	10.60%	10.58%	10.57%	10.33%
Dividend payout ratio	45.24%	55.88%	53.52%	56.72%	52.41%	53.24%	57.03%
Loan to Deposit ratio	55.18%	60.36%	55.18%	60.36%	58.12%	60.39%	59.93%

	(Unaudited)
	June 30,		December 31,
	2010	2009	2009	2008	2007
BALANCE SHEET
Investments	$127,964	$117,018	$115,997	$112,366	$106,647
Loans	121,959	129,212	128,581	124,635	121,739
Allowance for loan losses	(1,922)	(1,894)	(1,894)	(1,923)	(2,043)
Other assets	27,041	25,777	28,447	23,086	26,844

Total Assets	$275,042	$270,113	$271,131	$258,164	$253,187

Deposits	$221,030	$214,053	$221,246	$206,385	$203,127
Federal funds purchased and repurchase agreements	13,433	13,160	11,025	11,013	12,196
FHLB borrowings	7,315	10,892	7,354	10,929	9,298
Other liabilities	1,029	2,887	700	1,100	1,351
Stockholders’ equity	32,235	29,121	30,806	28,737	27,215

Total Liabilities and Stockholders’ equity	$275,042	$270,113	$271,131	$258,164	$253,187

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

Goodwill: As discussed in Note 1 of the notes to the Consolidated Financial Statements, the Company must assess goodwill each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill balance, we would be required to take a charge against earnings to write down the asset to the lower value.

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

OVERVIEW

The Company reported net income of $1,128,685 or $.71 per share for the six months ended June 30, 2010 compared to $1,069,819 or $.67 per share for the same period during 2009. The increase in net income for the six months ended June 30, 2010 as compared to the same period in 2009 of $58,866 or 5.5% was primarily the result of increases in net interest income and noninterest income combined with the decrease in income tax expense, offset in part by the increases in noninterest expenses and in the provision for loan losses. Net interest income increased $109,276 or 2.6%, primarily due to the decrease in the interest expense paid on interest bearing liabilities, offset in part by a decline in the interest and fees earned on loans and investment securities. Noninterest income increased $93,449 or 12.0% primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses increased $154,934 or 4.2% during the six month period ended June 30, 2010 as compared to the same period in 2009 primarily due to the increases in occupancy expenses, as well as increases in other operating expenses and salary and employee benefits expense. The ROA was .84% for the six months ended June 30, 2010 as compared to .82% for the same period of the prior year. For the six months ended June 30, 2010 compared to June 30, 2009, the ROE was 7.83% and 7.69%, respectively.

For the second quarter of 2010, net income was $668,034 or $.42 per share as compared to $546,225 or $.34 per share for the same period in 2009. The increase in earnings was primarily due to increases in net interest income and noninterest income combined with the decrease in noninterest expenses, offset in part by increases in the provision for loan losses and income taxes. Net interest income increased $93,740 or 4.4%, primarily due to the decrease in the interest expense paid on interest bearing liabilities, offset in part by a decline in the interest and fees earned on loans and investment securities. Noninterest income increased $88,042 or 18.0% for the three months ended June 30, 2010 as compared to same period of the prior year and was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses were reduced by $5,151 or .3% during the three month period ended June 30, 2010 as compared to the same period in 2009 primarily due to the decrease in other operating expenses, offset in part by the increases in occupancy expenses and salary and employee benefits expense.

Table One is a summary of Selected Financial Data of the Company and the sections that follow discuss in more detail the information in Table One.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2010

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009.

For the six months ended June 30, 2010, net interest income was $4,368,125, an increase of $109,276 or 2.6%, from the same period in 2009. Net interest income rose primarily due to the increase in average volume of earning assets combined with an increase in the taxable equivalent net yield on earning assets. The average earning assets increased approximately $3.6 million or 1.5% from June 30, 2009 to 2010. The taxable equivalent net yield on earning assets increased from 3.80% at June 30, 2009 to 3.94% at June 30, 2010.

Interest income on investment securities during the first six months of 2010 declined $310,176 or 11.6% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first six months of 2010 was primarily due to the a decline in the yields earned which was partially offset by rise in the average volume. The taxable equivalent yield on investment securities fell 25 basis points in 2010, from 5.12% at December 31, 2009 to 4.87% at June 30, 2010 and decreased 46 basis points from June 30, 2009. The average volume of investment securities have increased approximately $1.9 million or 1.7% since December 31, 2009.

Interest and fees on loans decreased $241,810 or 6.3%, from the same period in 2009 primarily due to the decline in the average yield on loans combined with the decrease in the average loan volume. The taxable equivalent yield on loans fell 24 basis points in 2010 from 6.34% at December 31, 2009 to 6.10% at June 30, 2010 and fell 31 basis points from June 30, 2009. The average loan volume decreased approximately $2.6 million or 2.0% since December 31, 2009.

During the six months ended June 30, 2010, interest expense fell $644,180 or 28.0% as compared to the same period in 2009. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2010. The average yield paid on interest bearing liabilities fell 48 basis points from 2.03% at December 31, 2009 to 1.55% at June 30, 2010 and decreased 64 basis points since June 30, 2009.

Noninterest Income

Noninterest income increased $93,449 or 12.0% for the six months ended June 30, 2010 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, partially offset by the decline in service charges and other fee income.

The net gains on investment securities increased $74,715 or 41.8% for the six month period ended June 30, 2010 as compared to the same period in 2009. The increase in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. During the second quarter of 2010, the Company’s subsidiary bank sold approximately $7.5 million of investment securities for liquidity while taking advantage of the current market interest rate environment. The Company accounted for securities gains of $253,823 and securities losses of $556 during the six month period ended June 30, 2010 and securities gains of $187,361 and securities losses of $8,809 during the six month period ended June 30, 2009.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2010, other operating income increased $40,155 or 15.1% compared to the same period in 2009. The increase in other operating income was primarily due to increases in ATM fees and FHLB fee income and checkbook sales, credit card fees and gains on sales of other real estate, offset in part by decreases in other miscellaneous income and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $21,421 in the first six months of 2010 as compared to the same period in 2009, down 6.4%, from 2009. Approximately $14,100 of the decrease related primarily to the decline in overdraft charges.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009. Average balance sheet information for the periods ended June 30, 2010 and 2009 and December 31, 2009 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) For the six months ended June 30, 2010			December 31, 2009			(Unaudited) For the six months ended June 30, 2009

	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U.S. Government agencies	$27,497	$458	3.36%	$23,321	$910	3.90%	$25,529	$576	4.55%
Mortgage backed securities	58,298	1,309	4.53%	63,068	3,125	4.96%	63,376	1,654	5.26%
States and political subdivisions	27,982	599	4.32%	23,993	989	4.12%	20,114	400	4.01%
Other securities	240	2	1.68%	1,760	94	5.34%	1,776	48	5.45%

Total Investment securities:	114,017	2,368	4.19%	112,142	5,118	4.56%	110,795	2,678	4.87%
Interest bearing deposits	10,940	18	0.33%	1,403	1	0.07%	2,252	1	0.09%
Federal funds sold	117	—	—	7,115	1	0.01%	6,626	1	0.03%
Loans, net of unearned income	125,635	3,630	5.83%	128,206	7,779	6.07%	127,460	3,871	6.12%
Other earning assets	1,492	7	0.95%	1,476	15	1.02%	1,460	7	0.97%

Total earning assets	252,201	6,023	4.82%	250,342	12,914	5.16%	248,593	6,558	5.32%
Other assets	20,049			17,961			17,970
Allowance for loan losses	(1,908)			(1,889)			(1,897)

Total Assets	$270,342			$266,414			$264,666

LIABILITIES
Time deposits	$84,688	$1,116	2.66%	$92,544	$3,100	3.35%	$94,493	$1,669	3.56%
Savings deposits	71,891	257	0.72%	61,047	499	0.82%	58,246	238	0.82%
Interest bearing demand deposits	38,563	47	0.25%	37,390	132	0.35%	36,389	64	0.35%
Federal funds purchased and repurchase agreements	12,457	54	0.87%	12,623	128	1.01%	11,629	56	0.97%
FHLB and other long-term borrowings	7,334	181	4.98%	9,377	469	5.00%	10,911	272	5.03%

Total interest bearing liabilities	214,933	1,655	1.55%	212,981	4,328	2.03%	211,668	2,299	2.19%
Demand deposits	25,496			24,252			23,924
Other liabilities	842			989			1,020

Total Liabilities	241,271			238,222			236,612
STOCKHOLDERS’ EQUITY	29,071			28,192			28,054

Total Liabilities and Stockholders’ Equity	$270,342			$266,414			$264,666

Net yield on earning assets		$4,368	3.49%		$8,586	3.43%		$4,259	3.45%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2010 and 2009, and the year ended December 31, 2009, respectively. The effect of this adjustment is presented below.

Investment securities	$114,017	$2,755	4.87%	$112,142	$5,747	5.12%	$110,795	$2,926	5.33%
Loans	125,635	3,798	6.10%	128,206	8,131	6.34%	127,460	4,052	6.41%

Total earning assets	$252,201	$6,578	5.26%	$250,342	$13,895	5.55%	$248,593	$6,987	5.67%

Taxable equivalent net yield on earning assets		$4,923	3.94%		$9,567	3.82%		$4,688	3.80%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2010 (Continued)

Noninterest Expense

Noninterest expense increased $154,934 or 4.2% for the six months ended June 30, 2010 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in occupancy expenses, other operating expenses, and salary and employee benefits expenses.

Net occupancy expenses of premises increased $90,884 or 14.1% during the six months ended June 30, 2010 compared to the same period in 2009. The increases in leasing costs for bank premises, depreciation expenses and other building maintenance costs and utilities expense contributed to the increase in occupancy expenses in 2010 as compared to 2009.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2010	2009	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$52,925	$52,375	550	1.1%
Stationery and supplies	86,941	56,970	29,971	52.6%
Regulatory assessment and deposit insurance	214,299	234,598	(20,299)	(8.7)%
Advertising	27,726	88,524	(60,798)	(68.7)%
Postage and transportation	80,394	79,410	984	1.2%
Other taxes	104,008	99,551	4,457	4.5%
Service expense	173,200	186,859	(13,659)	(7.3)%
Other	491,114	388,294	102,820	26.5%

Total	$1,230,607	$1,186,581	44,026	3.7%

Salary and employee benefits expenses increased $20,024 or 1.1% during the six months ended June 30, 2010 over the same period in 2009. Salary and employee benefit expense in 2010 compared to 2009 increased primarily as a result of the increase in employee benefits expense.

Income Taxes

Income tax expense for the six month period ended June 30, 2010 was $221,322, decreasing $61,075 or 21.6% compared to the same period in 2009. Income tax expense decreased primarily due to the increase in tax-exempt income during the first six months of 2010 over the same period in 2009. Components of the income tax expense for June 30, 2010 were $167,710 for federal taxes and $53,612 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2010 and 2009. Average balance sheet information for the periods ended June 30, 2010 and 2009 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2010 and 2009.

	(Unaudited) For the three months ended June 30, 2010			(Unaudited) For the three months ended June 30, 2009

	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$28,628	$261	3.66%	$24,357	$241	3.97%
Mortgage backed securities	59,184	647	4.38%	64,517	821	5.10%
Obligations of states and political subdivisions	27,927	298	4.28%	21,283	215	4.05%
Other securities	239	1	1.68%	1,784	24	5.40%

Total Investment securities:	115,978	1,207	4.17%	111,941	1,301	4.66%
Interest bearing deposits	11,750	7	0.24%	2,148	1	0.19%
Federal funds sold	—	—	—	7,706	—	—
Loans, net of unearned income	124,136	1,808	5.84%	128,759	1,949	6.07%
Other earning assets	1,492	4	1.08%	1,470	3	0.82%

Total earning assets	253,356	3,026	4.79%	252,024	3,254	5.18%
Other assets	20,721			17,881
Allowance for loan losses	(1,908)			(1,886)

Total Assets	$272,169			$268,019

LIABILITIES
Time deposits	$83,559	$522	2.51%	$94,560	$795	3.37%
Savings deposits	74,084	124	0.67%	59,816	116	0.78%
Interest bearing demand deposits	38,406	21	0.22%	36,935	30	0.33%
Federal funds purchased and repurchase agreements	13,084	27	0.83%	12,525	29	0.93%
FHLB and other long-term borrowings	7,325	90	4.93%	10,901	136	5.00%

Total interest bearing liabilities	216,458	784	1.45%	214,737	1,106	2.07%
Demand deposits	25,679			24,063
Other liabilities	834			1,059

Total Liabilities	242,971			239,859
STOCKHOLDERS’ EQUITY	29,198			28,160

Total Liabilities and Stockholders’ Equity	$272,169			$268,019

Net yield on earning assets		$2,242	3.55%		$2,148	3.42%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2010 and 2009, respectively. The effect of this adjustment is presented below.

Investment securities	$115,978	$1,400	4.84%	$111,941	$1,435	5.14%
Loans	124,136	1,894	6.12%	128,759	2,035	6.34%

Total earning assets	$253,356	$3,305	5.23%	$252,024	$3,474	5.53%

Taxable equivalent net yield on earning assets		$2,521	3.99%		$2,368	3.77%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2010

Net Interest Income

For the three months ended June 30, 2010, net interest income was $2,242,021, increasing $93,740 or 4.4%, from the same period in 2009. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the interest earned on investment securities combined with the decline in the interest earned on loans. The taxable equivalent net yield on earnings assets increased from 3.77% at June 30, 2009 to 3.99% at June 30, 2010. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2010 and 2009.

Interest expense paid on deposit liabilities fell $321,835 or 29.1% during the three months ended June 30, 2010 as compared to the same period in 2009. The decline in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities, which were offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 62 basis points, from 2.07% at June 30, 2009 to 1.45% at June 30, 2010. The average volume of interest bearing liabilities rose approximately $1.7 million or .8%, from June 30, 2009 to June 30, 2010 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Interest and fees on loans decreased $141,399 or 7.3% for the three month period ended June 30, 2010 as compared to the same period in 2009 due to the decline in the average yield on loans combined with the decrease in the average volume of loans. The taxable equivalent yield on loans fell 22 basis points, to 6.12% at June 30, 2010 from 6.34% at December 31, 2009 and decreased 22 basis points from June 30, 2009.

Interest income on investment securities decreased $93,565 or 7.2% during the second quarter of 2010 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The activity of the investment portfolio increased with the average volume increasing approximately $3.8 million or 3.4% since December 31, 2009 and $4.0 million or 3.6% since June 30, 2009. The taxable equivalent yield earned on investment securities declined 30 basis points, to 4.84% for the three months ended June 30, 2010 as compared to 5.14% for the same period in 2009.

Noninterest Income

Noninterest income increased $88,042 or 18.0% for the three months ended June 30, 2010 as compared to same period of the prior year. The increase in noninterest income was primarily due to the change in the net gains on sales of investment securities combined with the increase in other operating income, offset in part by the decrease in service charges and other fee income.

The net gains on investment securities increased $67,322 for the three month period ended June 30, 2010 as compared to the same period in 2009. The increase in investment securities gains was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $7.5 million of investment securities during the second quarter of 2010 for liquidity purposes and to take advantage of the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $253,267. The Company accounted for securities gains of $253,824 and securities losses of $557 during the three month period ended June 30, 2010 and securities gains of $187,361 and securities losses of $1,416 during the three month period ended June 30, 2009.

For the second quarter of 2010, other operating income increased $29,522 or 23.1% as compared to same period of the prior year. The increase in other operating income during the three month period ended June 30, 2010 as compared to the same period in the prior year was primarily due to increases in ATM fees, gains on sales of other real estate owned, FHLB fee income, sales of checkbooks and credit card fees, offset in part by decreases in other miscellaneous income and a decline in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Service charges and other fee income decreased $8,802 during the three months ended June 30, 2010, down 5.0%, from the same period in 2009. The decline in service charges and other fee income was primarily due to the decrease in overdraft fees on deposit accounts.

Noninterest Expense

Noninterest expense declined $5,151 or .3% for the three months ended June 30, 2010 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to the decrease in other operating expenses, offset in part by the increases in occupancy expense of premises and salary and employee benefits expenses.

Other operating expense fell $62,157, or 9.0%, compared to the same period of the prior year. The decrease in other operating expenses during the three month period ended June 30, 2010 as compared to 2009 was attributable primarily due to the decreases in regulatory assessments and deposit insurance, advertising expenses, postage and transportation expenses and service expenses, which were offset in part by increases in director fees, stationery and supplies expenses, other taxes and other expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Expense - (continued)

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2010	2009	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$28,750	$25,325	3,425	13.5%
Stationery and supplies	41,853	30,919	10,934	35.4%
Regulatory assessment and deposit insurance	111,947	178,154	(66,207)	(37.2)%
Advertising	15,519	79,675	(64,156)	(80.5)%
Postage and transportation	38,647	43,524	(4,877)	(11.2)%
Other taxes	50,887	48,988	1,899	3.9%
Service expense	89,084	94,553	(5,469)	(5.8)%
Other	254,505	192,211	62,294	32.4%

Total	$631,192	$693,349	(62,157)	(9.0)%

Net occupancy expenses of premises increased $51,966 or 16.8% during the three months ended June 30, 2010 compared to the same period in 2009. The increases in utilities expense, lease expense, depreciation expenses and other building maintenance costs contributed to the increase in occupancy expenses in 2010 as compared to 2009.

Salary and employee benefits increased $5,040 or .5% during the three months ended June 30, 2010 over the same period in 2009. The increase in salary and employee benefit expense in 2010 compared to 2009 was primarily due to the increase in salary expenses combined with the increase in employee benefits expenses, offset in part by a decline in payroll taxes.

Income Taxes

Income tax expense for the three month period ended June 30, 2010 was $188,064, increasing 31.6% compared to the same period in 2009. Income tax expense increased primarily due to the increase in pre-taxable income of $166,933 offset in part by the increase in tax-exempt income of $88,378 during the three month period ended June 30, 2010 over the same period in 2009. Components of the income tax expense for the three months ended June 30, 2010 were $152,583 for federal taxes and $35,481 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities represent the largest asset on the Company’s balance sheet. Investment securities increased approximately $12.0 million or 10.3% from December 31, 2009 to June 30, 2010. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 77.7% of total securities at June 30, 2010, as compared to 75.4% at December 31, 2009. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will effect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $4,395,981 and $2,947,178 at June 30, 2010 and December 31, 2009, respectively. There were no securities classified as held to maturity at June 30, 2010 and December 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	June 30, 2010	December 31, 2009
Securities available-for-sale:
U.S. Government corporations and agencies	37,945	26,434
Obligations of states and political subdivisions	29,083	29,041
Mortgage-backed securities	60,705	60,283
Equity securities	231	239

Total available-for-sale	127,964	115,997

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2010:

	(Expressed in thousands) June 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	490	(1)	647	(25)	1,137	(26)
Mortgage-backed securities	—	—	291	(2)	291	(2)

Total debt securities	490	(1)	938	(27)	1,428	(28)
Equity securities	91	(7)	26	(5)	117	(12)

Total	$581	$(8)	$964	$(32)	$1,545	$(40)

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 9 positions that are temporarily impaired at June 30, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - Continued

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2010 and December 31, 2009 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) June 30, 2010				December 31, 2009
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government corporations and agencies
Within One Year	$—	—%	$—	—%	$—	—%	$1,022	4.94%
After One But Within Five Years	—	—	13,724	2.69	—	—	18,097	2.69
After Five But Within Ten Years	—	—	24,217	3.17	—	—	7,311	3.59
After Ten Years	—	—	4	0.88	—	—	4	0.88

	—	—	37,945	3.00	—	—	26,434	3.03
States & Political Subdivisions
Within One Year	—	—	127	5.49	—	—	281	6.46
After One But Within Five Years	—	—	4,659	5.20	—	—	4,892	5.22
After Five But Within Ten Years	—	—	4,409	5.62	—	—	4,040	5.69
After Ten Years	—	—	19,888	6.28	—	—	19,828	6.41

	—	—	29,083	6.00	—	—	29,041	6.11
Mortgage-Backed Securities	—	—	60,705	4.24	—	—	60,283	4.58
Equity Securities	—	—	231	1.36	—	—	239	2.45

Total	$—	—%	$127,964	4.27%	$—	—%	$115,997	4.60%

Assets carried at $28,113,000 and $28,959,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, declined approximately $6.6 million or 5.2% from December 31, 2009 to June 30, 2010. The decrease in loans during the first six months of 2010 was primarily due to decreases in commercial loans, residential real estate loans and installment loans, which fell approximately $3,392,000, $2,741,000 and $1,468,000, respectively, offset in part by increases in other loans which rose approximately $970,000. The decrease in commercial loans was primarily due to the decreased demand for commercial real estate and commercial loans. The decrease in residential real estate loans was primarily due to the decline in loans secured by one-to-four family residential properties. Installment loans declined primarily due to the decreased demand for consumer loans. Other loans increased primarily due to the increased demand for loans to states an political subdivisions.

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

Table Seven - Loan Portfolio

Loans outstanding are as follows:

(dollars in thousands)	(Unaudited) June 30, 2010	December 31, 2009
Real Estate - residential:
Real estate - construction	$629	$605
Real estate - farmland	264	278
Real estate - residential	41,924	44,675

	$42,817	$45,558

Commercial:
Real estate-secured by nonfarm nonresidential	$47,195	$49,335
Commercial and industrial	7,777	9,029

	$54,972	$58,364

Installment:
Installment and other loans to individuals	$11,700	$13,168

Other:
Nonrated industrial development obligations	$12,562	$11,632
Other loans	62	22

	$12,624	$11,654

Total	122,113	128,744
Less unearned interest	154	163

	$121,959	$128,581

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2010 and December 31, 2009 :

(dollars in thousands)	June 30, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$258	$239	$132	$222	$249	$134
Commercial real estate - secured by nonfarm, nonresidential property	836	4,990	41,369	687	5,586	43,062
Commercial and industrial	1,567	3,081	3,129	2,565	3,029	3,435
Nonrated industrial development obligations	993	5,593	5,976	869	5,753	5,010

Total	$3,654	$13,903	$50,606	$4,343	$14,617	$51,641

The following table presents an analysis of fixed and variable rate loans as of June 30, 2010 and December 31, 2009 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	June 30, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,354	$10,095	$8,802	$2,570	$10,229	$7,429
Variable Rates	1,300	3,808	41,804	1,773	4,388	44,212

Total	$3,654	$13,903	$50,606	$4,343	$14,617	$51,641

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

Total non-performing loans were $6,367,000 at June 30, 2010 as compared to $4,265,000 at December 31, 2009. The increase in non-performing loans was primarily due to an increase in non-accrual loans and other real estate. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $5,151,000 or 4.2% of total loans outstanding as of June 30, 2010, as compared to $4,092,000 or 3.2% of total loans at December 31, 2009. The increase in non-accrual loans during the first six months of 2010 was primarily due to the addition of one commercial real estate loans totaling approximately $2.4 million, two residential real estate loan and totaling approximately $134,000 and four installment loans totaling approximately $24,000, offset in part by payments and/or charge-offs. Other real estate increased $1,030,000 during the first six months of 2010. The increase during the first six months of 2010 was primarily the result of a foreclosure of a commercial real estate loan. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - Continued

Table Nine - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) June 30, 2010	December 31, 2009
Past Due 90 Days or More:
Real estate - residential	$—	$—
Commercial	—	—
Installment	13	—

	$13	$—

Non-accrual:
Real estate - residential	$690	$1,819
Commercial	4,427	2,254
Installment	34	19

	$5,151	$4,092

Other Real Estate	$1,203	$173

Total non-performing assets	$6,367	$4,265

Total non-performing assets to total loans and other real estate	5.17%	3.31%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $146,900, $139,100 and $249,500 for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) June 30,		December 31, 2009
(dollars in thousands)	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$1,894	$1,923	$1,923
Loans charged off:
Real estate - residential	—	—	—
Commercial	15	—	165
Installment	18	45	66

	33	45	231
Recoveries:
Real estate - residential	—	—	—
Commercial	1	2	11
Installment	—	4	7

	1	6	18
Net charge-offs	32	39	213
Additions charged to operations	60	10	184

Balance at end of period:	$1,922	$1,894	$1,894

Average loans outstanding	$125,635	$127,460	$128,206

Ratio of net charge-offs to average loans outstanding for the period	0.03%	0.03%	0.17%
Ratio of the allowance for loan losses to loans outstanding for the period	1.58%	1.47%	1.47%

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

The allowance for loan losses increased $27,497 or 1.5%, since December 31, 2009. The allowance for loan losses represented 1.6% and 1.5% of outstanding loans as of June 30, 2010 and December 31, 2009, respectively. Net loan charge-offs amounted to $32,000 for the six month period ended June 30, 2010, compared to loan charge-offs of $39,000 for the same period in 2009. During the first six months of 2010, a provision was made to the allowance for loan losses in the amount of $60,000 as compared to $10,000 during the first six months of 2009. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2009, and the three month period ended June 30, 2010. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

(dollars in thousands)	(Unaudited) June 30, 2010		December 31,
			2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$493	35.0%	$412	35.3%	$298	35.8%	$298	38.3%	$327	35.8%
Commercial	1,280	45.1	1,333	45.4	1,184	43.0	1,277	41.2	1,483	43.3
Installment	74	9.6	79	10.2	420	11.3	447	10.5	466	11.2
Others	75	10.3	70	9.1	21	9.9	21	10.0	21	9.7

Total	$1,922	100.0%	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $.2 million or .1% during the first six months of 2010. Since year end the decline in total deposits was primarily due to decreases in interest bearing and noninterest bearing demand deposits and certificates of deposit which decreased approximately $3,530,000, $873,000 and $3,139,000, respectively, offset in part by an increase in savings deposits of $7,326,000. At June 30, 2010, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. There were no changes in the deposit mix from December 31, 2009 to June 30, 2010.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at June 30, 2010 and December 31, 2009, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) June 30, 2010	December 31, 2009
Due in 2010	$28,416	$57,681
Due in 2011	30,617	13,728
Due in 2012	11,029	7,891
Due in 2013	4,771	3,553
Due in 2014	5,201	3,659
Due in 2015 and thereafter	3,346	7

Total	$83,380	$86,519

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $22,910,000 and $23,781,000 at June 30, 2010 and December 31, 2009, respectively. Interest expense on certificates of deposit of $100,000 or more was $312,487 and $473,000 at June 30, 2010 and 2009, respectively.

Table Thirteen - Maturity of Time Deposits of $100,000 or more

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	(Unaudited) June 30, 2010	December 31, 2009
Three Months or Less	$4,015	$7,053
Over Three and Less than Six Months	4,257	3,212
Over Six and Less than Twelve Months	5,182	6,888
Over Twelve Months	9,456	6,628

Total	$22,910	$23,781

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2010 and December 31, 2009. Repurchase agreements increased $2,407,244 or 21.8%, from December 31, 2009 to June 30, 2010. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2010 was approximately $46.8 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $7,315,415 and $7,354,309 at June 30, 2010 and December 31, 2009, respectively.

The Bank has one fixed rate non-amortizing advance in the amount of $3,500,000, with an interest rate of 5.09% which will mature in July 2010. The Bank also has three fixed rate amortizing advances with a weighted average interest rate of 4.78%., which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

Progressive Bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at June 30, 2010 and December 31, 2009, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2010 were as follows:

2010	$3,539,831
2011	82,570
2012	86,602
2013	90,832
2014	95,267
Thereafter	3,420,313

$7,315,415

Capital Resources

Stockholders’ equity increased 1.7% during the six month period ended June 30, 2010 entirely from current earnings after quarterly dividends, and a 2.9% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.7% and 11.4% of total assets at June 30, 2010 and December 31, 2009, respectively. The Company paid dividends of $.38 per share during the six month periods ended June 30, 2010 and June 30, 2009.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources - Continued

As of June 30, 2010, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2010
Total Capital (to Risk Weighted Assets)	$29,750	19.49%	$12,211	8.0%	$15,264	10.0%
Tier I Capital (to Risk Weighted Assets)	27,845	18.24%	6,105	4.0%	9,158	6.0%
Tier I Capital (to Adjusted Total Assets)	27,845	10.30%	10,816	4.0%	13,520	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$29,217	19.11%	$12,230	8.0%	$15,288	10.0%
Tier I Capital (to Risk Weighted Assets)	27,323	17.87%	6,115	4.0%	9,173	6.0%
Tier I Capital (to Adjusted Total Assets)	27,323	10.25%	10,660	4.0%	13,325	5.0%
Progressive Bank, N.A.
As of June 30, 2010
Total Capital (to Risk Weighted Assets)	$29,485	19.35%	$12,193	8.0%	$15,241	10.0%
Tier I Capital (to Risk Weighted Assets)	27,580	18.10%	6,097	4.0%	9,145	6.0%
Tier I Capital (to Adjusted Total Assets)	27,580	10.21%	10,807	4.0%	13,508	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$28,934	18.97%	$12,202	8.0%	$15,253	10.0%
Tier I Capital (to Risk Weighted Assets)	27,040	17.73%	6,101	4.0%	9,152	6.0%
Tier I Capital (to Adjusted Total Assets)	27,040	10.17%	10,640	4.0%	13,300	5.0%

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $127,964,187 classified as available for sale at June 30, 2010. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $1,545,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2010 was approximately $46.8 million subject to the purchase of additional FHLB stock. At June 30, 2010, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2010.

At June 30, 2010 and December 31, 2009, the Company had outstanding loan commitments and unused lines of credit totaling $21,143,000 and $12,497,000, respectively. As of June 30, 2010, management placed a high probability for required funding within one year of approximately $16.3 million. Approximately $4.0 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2010 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.2%, and given a 200 basis point decrease scenario net interest income would be increased by approximately 1.9%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately .4%, and given a 100 basis point decrease scenario net interest income would be increased by 2.0%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Please refer to the Company’s report on Form 10-K for the year ended December 31, 2009 for disclosures with respect to risk factors. There have been no material changes since year-end 2009 in the specified risk factors disclosed in the Annual Report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	(Removed and Reserved)

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On April 13, 2010 a report on Form 8-K was filed which contained the results of the submission of Matters to a vote of Security Holders at First West Virginia Bancorp Inc.’s Annual meeting of shareholders held April 10, 2010.

On May 12, 2010 a report on Form 8-K was filed which contained a press release dated May 12, 2010 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 12, 2010

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.*

10.6	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk. Incorporated herein by reference.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Report of Independent Registered Public Accounting Firm. Filed herewith and incorporated herein by reference.

*	Incorporated by reference to an identically numbered exhibit to the Form 10-K (File No. 001-13652) filed with the SEC on March 31, 2010.