Form 10-Q
period 2010-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2010-11-15
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock as of November 12, 2010: Common Stock, $5.00 Par Value, shares outstanding: 1,589,411 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS
	(Unaudited)
Cash and due from banks	$23,642,921	$4,714,371
Due from banks - interest bearing	2,039,375	1,569,418
Federal funds sold	—	7,070,000

Total cash and cash equivalents	25,682,296	13,353,789
Investment securities:
Available-for-sale (at fair value)	120,746,289	115,997,044
Loans	123,462,168	128,581,422
Less allowance for loan losses	(1,936,989)	(1,894,361)

Net loans	121,525,179	126,687,061
Premises and equipment, net	5,734,909	4,798,975
Accrued income receivable	1,207,305	1,203,635
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,389,049	3,310,587
Other assets	2,773,827	4,135,399

Total assets	$282,702,973	$271,130,609

LIABILITIES
Noninterest bearing deposits:
Demand	$27,182,718	$26,580,001
Interest bearing deposits:
Demand	43,939,705	40,589,903
Savings	75,402,183	67,556,655
Time	83,191,716	86,519,438

Total deposits	229,716,322	221,245,997
Federal funds purchased and securities sold under agreements to repurchase	15,283,869	11,025,432
Federal Home Loan Bank borrowings	3,795,618	7,354,309
Accrued interest payable	292,919	404,449
Other liabilities	821,556	294,185

Total liabilities	249,910,284	240,324,372

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,599,411 shares issued at September 30, 2010 and December 31, 2009	7,997,055	7,997,055
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	5,609,357	5,609,357
Retained earnings	16,599,429	15,589,770
Accumulated other comprehensive income	2,814,948	1,838,155

Total stockholders’ equity	32,792,689	30,806,237

Total liabilities and stockholders’ equity	$282,702,973	$271,130,609

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,634,138	$1,840,880	$5,012,275	$5,442,308
Tax-exempt	144,590	128,760	396,248	398,937
Debt securities:
Taxable	865,695	939,369	2,653,029	3,244,888
Tax-exempt	287,675	280,854	868,105	653,275
Dividends	—	—	—	—
Other interest income	11,537	3,761	37,202	12,017
Federal funds sold	—	221	8	556

Total interest and dividend income	2,943,635	3,193,845	8,966,867	9,751,981

INTEREST EXPENSE
Deposits	647,944	913,780	2,068,686	2,884,901
Federal funds purchased and repurchase agreements	31,634	35,963	85,244	92,527
FHLB and other long-term borrowings	58,857	105,231	239,612	376,833

Total interest expense	738,435	1,054,974	2,393,542	3,354,261

Net interest income	2,205,200	2,138,871	6,573,325	6,397,720
PROVISION FOR LOAN LOSSES	30,000	30,000	90,000	40,000

Net interest income after provision for loan losses	2,175,200	2,108,871	6,483,325	6,357,720

NONINTEREST INCOME
Service charges and other fees	149,039	187,412	461,350	521,144
Net gains (losses) on available for sale securities	308,096	(21,429)	561,363	157,123
Other operating income	338,339	153,679	644,642	419,827

Total noninterest income	795,474	319,662	1,667,355	1,098,094

NONINTEREST EXPENSE
Salary and employee benefits	989,102	916,372	2,854,130	2,761,376
Net occupancy expense of premises	340,696	306,562	1,075,060	950,042
Other operating expenses	592,687	677,999	1,823,294	1,864,580

Total noninterest expense	1,922,485	1,900,933	5,752,484	5,575,998

Income before income taxes	1,048,189	527,600	2,398,196	1,879,816
INCOME TAXES	261,251	59,352	482,573	341,749

Net income	$786,938	$468,248	$1,915,623	$1,538,067

WEIGHTED AVERAGE SHARES OUTSTANDING	1,589,411	1,589,411	1,589,411	1,589,411

EARNINGS PER COMMON SHARE	$0.50	$0.30	$1.21	$0.97

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income	Income
BALANCE, DECEMBER 31, 2009	1,599,411	$7,997,055	$5,609,357	$15,589,770	$(228,100)	$1,838,155		$30,806,237
Comprehensive income:
Net income	—	—	—	1,915,623	—	—	$1,915,623	1,915,623
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	976,793	976,793	976,793

Comprehensive income							$2,892,416

Cash dividend ($.57 per share)	—	—	—	(905,964)	—	—		(905,964)

BALANCE, SEPTEMBER 30, 2010	1,599,411	$7,997,055	$5,609,357	$16,599,429	$(228,100)	$2,814,948		$32,792,689

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income	Income
BALANCE, DECEMBER 31, 2008	1,599,411	$7,997,055	$5,609,357	$14,492,736	$(228,100)	$865,510		$28,736,558
Comprehensive income:
Net income	—	—	—	1,538,067	—	—	$1,538,067	1,538,067
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	1,600,578	1,600,578	1,600,578

Comprehensive income							$3,138,645

Cash dividend ($.57 per share)	—	—	—	(905,964)	—	—		(905,964)

BALANCE, SEPTEMBER 30, 2009	1,599,411	$7,997,055	$5,609,357	$15,124,839	$(228,100)	$2,466,088		$30,969,239

			For the Nine Months Ended September 30,
			2010	2009
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$1,326,915	$1,698,576
Less reclassification adjustment for gains included in net income			350,122	97,998

Net unrealized gains on securities			$976,793	$1,600,578

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,915,623	$1,538,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,000	40,000
Depreciation and amortization	378,712	331,936
Amortization (accretion) of investment securities, net	59,542	(95,828)
Investment security gains	(561,363)	(157,123)
Increase in cash surrender value of bank-owned life insurance	(78,462)	(87,695)
Increase in interest receivable	(3,670)	(32,733)
Decrease in interest payable	(111,530)	(134,102)
Other, net	1,299,608	2,351,102

Net cash provided by operating activities	2,988,460	3,753,624

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	5,067,024	(4,836,600)
Proceeds from sales of securities available-for-sale	17,564,973	7,089,031
Proceeds from maturities of securities available-for-sale	38,968,408	35,105,997
Proceeds from maturities of securities held-to-maturity	—	321,000
Principal collected on mortgage-backed securities	9,388,005	11,126,393
Purchases of securities available-for-sale	(68,602,682)	(58,567,020)
Recoveries on loans previously charged-off	4,858	6,902
Purchases of premises and equipment	(1,314,646)	(407,596)

Net cash provided by (used in) investing activities	1,075,940	(10,161,893)

FINANCING ACTIVITIES
Net increase in deposits	8,470,325	9,819,926
Dividends paid	(905,964)	(905,964)
Increase in short-term borrowings	4,258,437	3,269,240
Decrease in FHLB and other long-term borrowings	(3,558,691)	(3,555,958)

Net cash provided by financing activities	8,264,107	8,627,244

INCREASE IN CASH AND CASH EQUIVALENTS	12,328,507	2,218,975
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,353,789	9,100,734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,682,296	$11,319,709

Supplemental Disclosures:
Cash Paid for Interest	$2,505,072	$3,488,363
Cash Paid for Income Taxes	$157,918	$425,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

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

Principles of Consolidation: The consolidated financial statements of the Company include the financial statements of the parent and its wholly owned subsidiary, Progressive Bank, N.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets and the fair value of investment securities.

Subsequent Events: The Company assessed events occurring subsequent to September 30, 2010 through November 12, 2010 for potential recognition and disclosure in the consolidated financial statements. No events were identified that would require adjustments to or disclosure in the financial statements.

Cash and Cash equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold.

Investment Securities: Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available for sale or held to maturity. Debt securities classified as held to maturity are stated at cost adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be other-than-temporary results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management evaluates the investment securities for other-than-temporary declines in estimated fair value on a quarterly basis. This analysis requires management to consider various factors in order to determine if a decline in estimated fair value is temporary or other-than-temporary. These factors include duration and magnitude of the decline in value, the financial condition of the issuer, and the company’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value. At September 30, 2010 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2010 and December 31, 2009, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2009 provides for a maximum commitment amount of $5,000,000. This commitment expires on December 28, 2010. As of September 30, 2010, the amount funded under this commitment amounted to $1,822,490. Loans sold to the FHLB are sold with limited recourse or credit risk up to a maximum amount based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB was $5,228,612 and $3,820,570 as of September 30, 2010 and December 31, 2009, respectively. These loans are also subject to recourse obligation or credit risk in the amount of $191,925 and $108,668 at September 30, 2010 and December 31, 2009, respectively. The amount of income recognized as of a result of this agreement was $40,058 and $15,126 for the period ending September 30, 2010 and 2009, respectively.

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,936,989 at September 30, 2010, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses: (Continued) As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,389,049 and $3,310,587 at September 30, 2010 and December 31, 2009, respectively. The face value of the bank-owned life insurance at September 30, 2010 was $8.7 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

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

Other Real Estate Owned: Other real estate owned is carried at the lower of cost or their estimated current fair value, less estimated costs to sell and are included in other assets. Other real estate owned consists primarily of properties acquired through, or in lieu of foreclosures. Any subsequent declines in fair value, and gains or losses on the disposition of these assets are credited to or charged against income.

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

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $21,083 and $37,591 for the three-month periods ended September 30, 2010 and 2009, respectively. For the nine-month periods ended September 30, 2010 and 2009 advertising expenses amounted to $48,809 and $126,116, respectively

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities, which would be considered potential common stock.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2010 and September 30, 2009. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Before-tax amount	$117,323	$2,697,546	$1,566,126	$2,566,262
Tax effect	(44,149)	(1,015,087)	(589,333)	(965,684)

Net of tax effect	73,174	1,682,459	976,793	1,600,578
Net income as reported	786,938	468,248	1,915,623	1,538,067

Total comprehensive income (loss)	$860,112	$2,150,707	$2,892,416	$3,138,645

NOTE 2 - FAIR VALUE MEASUREMENTS:

The Company adopted accounting guidance in 2008, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. This guidance establishes a hierarchal disclosure framework associated with the level of pricing observably utilized in measuring assets and liabilities at fair value. The three broad levels defined under the literature are as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

As of September 30, 2010, the Company did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2010 and December 31, 2009 all of the financial assets measured at fair value utilized the market approach.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by the current accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$243	$120,503	$—	$120,746
Impaired loans	$—	$4,991	$—	$4,991

	December 31, 2009
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$252	$115,745	$—	$115,997
Impaired loans	$—	$3,896	$—	$3,896

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(Unaudited)

NOTE 3 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The reported fair values of financial instruments are based on a variety of factors. Where possible, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Intangible values assigned to customer relationships are not reflected in the reported fair values. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Cash Equivalents: The carrying amount for cash and cash equivalents is a reasonable estimate of fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of assets in similar markets.

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

Federal Home Loan Bank and other long-term borrowings: The fair value of FHLB and other long-term borrowings is based on the interest rates currently charged for borrowings with similar terms and maturities.

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

The estimates of fair values of financial instruments are summarized as follows:

	September 30, 2010		December 31, 2009
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$25,682	$25,682	$13,354	$13,354
Investment securities	120,746	120,746	115,997	115,997
Loans	123,462	123,586	126,687	126,197
Bank owned life insurance	3,389	3,389	3,311	3,311
Accrued interest receivable	1,207	1,207	1,204	1,204
Financial liabilities:
Deposits	229,716	217,000	221,246	200,282
Federal funds purchased and repurchase agreements	15,284	15,284	11,025	11,025
FHLB and other long term borrowings	3,796	3,796	7,354	7,354
Accrued interest payable	293	293	404	404

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(Unaudited)

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

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have significant impact on the Company’s financial statements.

In August 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2010	2009	2010	2009	2009	2008	2007
SUMMARY OF OPERATIONS
Total interest income	$2,944	$3,194	$8,967	$9,752	$12,914	$13,514	$13,708
Total interest expense	739	1,055	2,394	3,354	4,328	5,275	5,431
Net interest income	2,205	2,139	6,573	6,398	8,586	8,239	8,277
Provision for loan losses	30	30	90	40	184	—	(100)
Total other income	795	320	1,667	1,098	1,791	1,488	1,410
Total other expenses	1,922	1,901	5,752	5,576	7,592	7,009	7,272
Income before income taxes	1,048	528	2,398	1,880	2,601	2,718	2,515
Net income	787	468	1,916	1,538	2,305	2,206	2,036
PER SHARE DATA
Net income	$0.50	$0.30	$1.21	$0.97	$1.45	$1.39	$1.28
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.74	0.73
Book value per share	20.63	19.48	20.63	19.48	19.38	18.08	17.12
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$121,956	$128,794	$124,347	$127,910	$128,206	$120,722	$120,409
Investment securities	119,511	112,756	115,869	111,463	112,142	108,114	109,278
Deposits - interest bearing	200,288	192,321	196,876	190,204	190,981	182,450	182,682
Stockholders’ equity	29,198	28,285	29,232	28,103	28,192	27,295	26,223
Total assets	276,545	268,357	272,432	265,881	266,414	258,275	253,930
SELECTED RATIOS
Return on average assets	1.13%	0.69%	0.94%	0.77%	0.87%	0.85%	0.80%
Return on average equity	10.69%	6.56%	8.76%	7.32%	8.18%	8.08%	7.76%
Average equity to average assets	10.56%	10.54%	10.73%	10.57%	10.58%	10.57%	10.33%
Dividend payout ratio	38.00%	63.33%	47.11%	58.76%	52.41%	53.24%	57.03%
Loan to Deposit ratio	53.75%	59.86%	53.75%	59.86%	58.12%	60.39%	59.93%

	(Unaudited)
	September 30,		December 31,
	2010	2009	2009	2008	2007
BALANCE SHEET
Investments	$120,746	$120,110	$115,997	$112,366	$106,647
Loans	123,462	129,412	128,581	124,635	121,739
Allowance for loan losses	(1,937)	(1,911)	(1,894)	(1,923)	(2,043)
Other assets	40,432	24,479	28,447	23,086	26,844

Total Assets	$282,703	$272,090	$271,131	$258,164	$253,187

Deposits	$229,716	$216,205	$221,246	$206,385	$203,127
Federal funds purchased and repurchase agreements	15,284	14,283	11,025	11,013	12,196
FHLB borrowings	3,796	7,373	7,354	10,929	9,298
Other liabilities	1,114	3,259	700	1,100	1,351
Stockholders’ equity	32,793	30,970	30,806	28,737	27,215

Total Liabilities and Stockholders’ equity	$282,703	$272,090	$271,131	$258,164	$253,187

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan loss involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements.

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

OVERVIEW

The Company reported net income of $1,951,623 or $1.21 per share for the nine months ended September 30, 2010 compared to $1,538,067 or $.97 per share for the same period during 2009. The increase in net income for the nine months ended September 30, 2010 as compared to the same period in 2009 of $377,556 or 24.6% was primarily the result of increases in net interest income and noninterest income combined with the increase in income tax expense, offset in part by the increases in noninterest expenses and in the provision for loan losses. Net interest income increased $175,605 or 2.7%, primarily due to the decrease in the interest expense paid on interest bearing liabilities, offset in part by a decline in the interest and fees earned on loans and investment securities. Noninterest income increased $569,261 or 51.8%, primarily due to the increase in net gains on investment securities combined with an increase in other operating income, which were offset in part by a decline in service charges and fees earned on deposit accounts. Noninterest expenses increased $176,486 or 3.2% during the nine month period ended September 30, 2010 as compared to the same period in 2009 primarily due to the increases in occupancy expenses combined with the increase in salary and employee benefits expense, offset in part by a decline in other operating expenses. The ROA was .94% for the nine months ended September 30, 2010 as compared to .77% for the same period of the prior year. For the nine months ended September 30, 2010 compared to September 30, 2009, the ROE was 8.76% and 7.32%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

OVERVIEW - (Continued)

For the third quarter of 2010, net income was $786,938 or $.50 per share as compared to $468,248 or $.29 per share for the same period in 2009. The increase in earnings was primarily due to increases in net interest income and noninterest income, offset in part by increases in noninterest expense, the provision for loan losses, and income taxes. Net interest income increased $66,329 or 3.1%, primarily due to the decrease in the interest expense paid on interest bearing liabilities, offset in part by a decline in the interest and fees earned on loans and investment securities. Noninterest income increased $475,812 or 148.9% for the three months ended September 30, 2010 as compared to same period of the prior year and was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses increased by $21,552 or 1.1% during the three month period ended September 30, 2010 as compared to the same period in 2009 primarily due to the increases in occupancy expenses and salary and employee benefits expense, offset in part by the decrease in other operating expenses.

Table One is a summary of Selected Financial Data of the Company and the sections that follow discuss in more detail the information in Table One.

EARNINGS ANALYSIS - For the nine months ended September 30, 2010

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009.

For the nine months ended September 30, 2010, net interest income was $6,573,325, an increase of $175,605 or 2.7%, from the same period in 2009. Net interest income rose primarily due to the increase in average volume of earning assets combined with an increase in the taxable equivalent net yield on earning assets. The average earning assets increased approximately $3.8 million or 1.5% from September 30, 2009 to 2010. The taxable equivalent net yield on earning assets increased from 3.80% at September 30, 2009 to 3.91% at September 30, 2010.

Interest income on investment securities during the first nine months of 2010 declined $377,029 or 9.7% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first nine months of 2010 was primarily due to a decline in the yields earned which was partially offset by rise in the average volume. The taxable equivalent yield on investment securities fell 39 basis points in 2010, from 5.12% at December 31, 2009 to 4.73% at September 30, 2010 and decreased 47 basis points from September 30, 2009. The average volume of investment securities has increased approximately $3.7 million or 3.3% since December 31, 2009.

Interest and fees on loans decreased $432,722 or 7.4%, from the same period in 2009 primarily due to the decline in the average yield on loans combined with the decrease in the average loan volume. The taxable equivalent yield on loans fell 24 basis points in 2010 from 6.34% at December 31, 2009 to 6.10% at September 30, 2010 and fell 28 basis points from September 30, 2009. The average loan volume decreased approximately $3.9 million or 3.0% since December 31, 2009.

During the nine months ended September 30, 2010, interest expense fell $960,719 or 28.6% as compared to the same period in 2009. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2010. The average yield paid on interest bearing liabilities fell 55 basis points from 2.03% at December 31, 2009 to 1.48% at September 30, 2010 and decreased 63 basis points since September 30, 2009.

Noninterest Income

Noninterest income increased $569,261 or 51.8% for the nine months ended September 30, 2010 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, partially offset by the decline in service charges and other fee income.

The net gains on investment securities increased $404,240 or 257.3% for the nine month period ended September 30, 2010 as compared to the same period in 2009. The increase in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. During the second and third quarters of 2010, the Company’s subsidiary bank sold approximately $17.0 million of investment securities to take advantage of the current market interest rate environment. The Company accounted for securities gains of $562,619 and securities losses of $1,256 during the nine-month period ended September 30, 2010 and securities gains of $189,215 and securities losses of $32,092 during the nine-month period ended September 30, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Income - (Continued)

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2010, other operating income increased $224,815 or 53.6% compared to the same period in 2009. The increase in other operating income was primarily the result of a gain on the sale of other real estate owned of approximately $186,000, which occurred during the third quarter of 2010. Additionally, other operating income increased due to increases in ATM fees, FHLB fee income and checkbook sales, offset in part by decreases in other miscellaneous income and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Service charges and other fees are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $59,794 in the first nine months of 2010 as compared to the same period in 2009, down 11.5%, from 2009. Approximately $47,103 of the decrease related primarily to the decline in overdraft charges.

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009. Average balance sheet information for the periods ended September 30, 2010 and 2009 and December 31, 2009 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) For the nine months ended September 30, 2010			December 31, 2009			(Unaudited) For the nine months ended September 30, 2009
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U.S. Government agencies	$29,856	$723	3.24%	$23,321	$910	3.90%	$23,664	$735	4.15%
Mortgage backed securities	57,849	1,901	4.39%	63,068	3,125	4.96%	63,407	2,402	5.06%
States and political subdivisions	27,925	893	4.28%	23,993	989	4.12%	22,611	689	4.07%
Other securities	239	3	1.68%	1,760	94	5.34%	1,781	72	5.41%

Total Investment securities:	115,869	3,520	4.06%	112,142	5,118	4.56%	111,463	3,898	4.68%
Interest bearing deposits	11,909	26	0.29%	1,403	1	0.07%	1,732	1	0.08%
Federal funds sold	78	—	—	7,115	1	0.01%	7,306	1	0.02%
Loans, net of unearned income	124,347	5,409	5.82%	128,206	7,779	6.07%	127,910	5,841	6.11%
Other earning assets	1,492	11	0.99%	1,476	15	1.02%	1,471	11	1.00%

Total earning assets	253,695	8,966	4.73%	250,342	12,914	5.16%	249,882	9,752	5.22%
Other assets	20,652			17,961			17,897
Allowance for loan losses	(1,915)			(1,889)			(1,898)

Total Assets	$272,432			$266,414			$265,881

LIABILITIES
Time deposits	$84,261	$1,626	2.58%	$92,544	$3,100	3.35%	$93,848	$2,416	3.44%
Savings deposits	72,760	374	0.69%	61,047	499	0.82%	59,507	367	0.82%
Interest bearing demand deposits	39,855	69	0.23%	37,390	132	0.35%	36,849	102	0.37%
Federal funds purchased and repurchase agreements	13,302	85	0.85%	12,623	128	1.01%	12,450	92	0.99%
FHLB and other long-term borrowings	6,478	240	4.95%	9,377	469	5.00%	10,055	377	5.01%

Total interest bearing liabilities	216,656	2,394	1.48%	212,981	4,328	2.03%	212,709	3,354	2.11%
Demand deposits	25,608			24,252			24,038
Other liabilities	936			989			1,031

Total Liabilities	243,200			238,222			237,778
STOCKHOLDERS’ EQUITY	29,232			28,192			28,103

Total Liabilities and Stockholders’ Equity	$272,432			$266,414			$265,881

Net yield on earning assets		$6,572	3.47%		$8,586	3.43%		$6,398	3.42%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2010 - (Continued)

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009, respectively. The effect of this adjustment is presented below.

Investment securities	$115,869	$4,100	4.73%	$112,142	$5,747	5.12%	$111,463	$4,334	5.20%
Loans	124,347	5,673	6.10%	128,206	8,131	6.34%	127,910	6,107	6.38%

Total earning assets	$253,695	$9,810	5.17%	$250,342	$13,895	5.55%	$249,882	$10,454	5.59%

Taxable equivalent net yield on earning assets		$7,416	3.91%		$9,567	3.82%		$7,100	3.80%

Noninterest Expense

Noninterest expense increased $176,486 or 3.2% for the nine months ended September 30, 2010 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in occupancy expenses and salary and employee benefits expenses, offset in part by the decline in other operating expenses

Net occupancy expenses of premises increased $125,018 or 13.2% during the nine months ended September 30, 2010 compared to the same period in 2009. The increases in leasing costs for bank premises, depreciation expenses and other building maintenance costs and utilities expense contributed to the increase in occupancy expenses in 2010 as compared to 2009.

Salary and employee benefits expenses increased $92,754 or 3.4% during the nine months ended September 30, 2010 over the same period in 2009. Salary and employee benefit expense increased in 2010 compared to 2009 primarily as a result of the increase in payroll expenses as a result of normal annual merit adjustments in salaries and an increase in employee benefit expenses.

Other operating expenses for the nine months ended September 30 included the following:

Unaudited	2010	2009	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$87,075	$76,450	10,625	13.9%
Stationery and supplies	117,536	98,063	19,473	19.9%
Regulatory assessment and deposit insurance	324,801	406,737	(81,936)	(20.1)%
Advertising	48,809	126,116	(77,307)	(61.3)%
Postage and transportation	123,821	122,305	1,516	1.2%
Other taxes	146,654	141,322	5,332	3.8%
Service expense	262,341	286,147	(23,806)	(8.3)%
Other	712,257	607,440	104,817	17.3%

Total	$1,823,294	$1,864,580	(41,286)	(2.2)%

Income Taxes

Income tax expense for the nine-month period ended September 30, 2010 was $482,573, increasing $140,824 or 41.2% compared to the same period in 2009. The increase in pre-taxable income of $518,380 was offset in part by an increase in tax-exempt income, primarily contributed to the increase in income tax expense during the first nine months of 2010 over the same period in 2009. Components of the income tax expense for September 30, 2010 were $386,950 for federal taxes and $95,623 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2010 and 2009. Average balance sheet information for the periods ended September 30, 2010 and 2009 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three-month periods ended September 30, 2010 and 2009.

	(Unaudited) For the three months ended September 30, 2010			(Unaudited) For the three months ended September 30, 2009
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$34,496	$264	3.04%	$19,961	$159	3.16%
Mortgage backed securities	56,965	591	4.12%	63,501	749	4.68%
Obligations of states and political subdivisions	27,814	297	4.24%	27,524	290	4.18%
Other securities	236	1	1.68%	1,770	24	5.38%

Total Investment securities:	119,511	1,153	3.83%	112,756	1,222	4.30%
Interest bearing deposits	13,815	7	0.20%	708	—	0.00%
Federal funds sold	—	—	—	8,645	—	0.00%
Loans, net of unearned income	121,956	1,779	5.79%	128,794	1,969	6.07%
Other earning assets	1,492	4	1.06%	1,492	3	0.80%

Total earning assets	256,774	2,943	4.55%	252,395	3,194	5.02%
Other assets	21,698			17,862
Allowance for loan losses	(1,927)			(1,900)

Total Assets	$276,545			$268,357

LIABILITIES
Time deposits	$83,422	$509	2.42%	$92,579	$747	3.20%
Savings deposits	74,470	117	0.62%	61,986	130	0.83%
Interest bearing demand deposits	42,396	22	0.21%	37,756	37	0.39%
Federal funds purchased and repurchase agreements	14,962	31	0.82%	14,066	36	1.02%
FHLB and other long-term borrowings	4,794	59	4.88%	8,371	105	4.98%

Total interest bearing liabilities	220,044	738	1.33%	214,758	1,055	1.95%
Demand deposits	25,829			24,262
Other liabilities	1,120			1,052

Total Liabilities	246,993			240,072
STOCKHOLDERS’ EQUITY	29,552			28,285

Total Liabilities and Stockholders’ Equity	$276,545			$268,357

Net yield on earning assets		$2,205	3.41%		$2,139	3.36%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2010 and 2009, respectively. The effect of this adjustment is presented below.

Investment securities	$119,511	$1,345	4.46%	$112,756	$1,407	4.95%
Loans	121,956	1,875	6.10%	128,794	2,055	6.33%

Total earning assets	$256,774	$3,231	4.99%	$252,395	$3,465	5.45%

Taxable equivalent net yield on earning assets		$2,493	3.85%		$2,410	3.79%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2010

Net Interest Income

For the three months ended September 30, 2010, net interest income was $2,205,200, increasing $66,329 or 3.1%, from the same period in 2009. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the interest earned on investment securities combined with the decline in the interest earned on loans. The taxable equivalent net yield on earnings assets increased from 3.79% at September 30, 2009 to 3.85% at September 30, 2010. Table Three presents the average balance sheets and an interest rate analysis for three months ended September 30, 2010 and 2009.

Interest expense paid on deposit liabilities fell $316,539 or 30.0% during the three months ended September 30, 2010 as compared to the same period in 2009. The decline in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities, which were offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 62 basis points, from 1.95% at September 30, 2009 to 1.33% at September 30, 2010. The average volume of interest bearing liabilities rose approximately $5.3 million or 2.5%, from September 30, 2009 to September 30, 2010 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Interest and fees on loans decreased $190,912 or 9.7% for the three month period ended September 30, 2010 as compared to the same period in 2009 due to the decline in the average yield on loans combined with the decrease in the average volume of loans. The taxable equivalent yield on loans fell 24 basis points, to 6.10% at September 30, 2010 from 6.34% at December 31, 2009 and decreased 23 basis points from September 30, 2009.

Interest income on investment securities decreased $66,853 or 5.5% during the third quarter of 2010 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The activity of the investment portfolio increased with the average volume increasing approximately $7.4 million or 6.6% since December 31, 2009 and $6.8 million or 6.0% since September 30, 2009. The taxable equivalent yield earned on investment securities declined 49 basis points, to 4.46% for the three months ended September 30, 2010 as compared to 4.95% for the same period in 2009.

Noninterest Income

Noninterest income increased $475,812 or 148.9% for the three months ended September 30, 2010 as compared to same period of the prior year. The increase in noninterest income was primarily due to the change in the net gains on sales of investment securities combined with the increase in other operating income, offset in part by the decrease in service charges and other fee income.

The net gains on investment securities increased $329,525 for the three-month period ended September 30, 2010 as compared to the same period in 2009. The increase in investment securities gains was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $9.5 million of investment securities during the third quarter of 2010 to take advantage of the current market interest rate environment. A net gain was recorded related to those sales of investment securities and amounted to $308,204. The Company accounted for securities gains of $308,795 and securities losses of $700 during the three-month period ended September 30, 2010 and securities gains of $1,853 and securities losses of $23,282 during the three-month period ended September 30, 2009.

For the third quarter of 2010, other operating income increased $184,660 or 120.2% as compared to same period of the prior year. The increase in other operating income during the three-month period ended September 30, 2010 as compared to the same period in the prior year was primarily due to increases in gains on sales of other real estate owned of approximately $186,000. Additionally, during the three month period ended September 30, 2010 as compared to the same period of the prior year other operating income increased as a result of increases in FHLB fee income and sales of checkbooks, offset in part by decreases in other miscellaneous income, ATM fees and a decline in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Service charges and other fee income decreased $38,373 during the three months ended September 30, 2010, down 20.5%, from the same period in 2009. The decline in service charges and other fee income was primarily due to the decrease in overdraft fees on deposit accounts.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Expense

Noninterest expense increased $21,552 or 1.1% for the three months ended September 30, 2010 as compared to same period of the prior year. The increase in noninterest expense was primarily due to the increase in salary and employee benefits expenses and occupancy expense of premises offset in part by the decrease in other operating expenses.

Net occupancy expenses of premises increased $34,134 or 11.1% during the three months ended September 30, 2010 compared to the same period in 2009. The increases in utilities expense, lease expense, depreciation expenses and other building maintenance costs contributed to the increase in occupancy expenses in 2010 as compared to 2009.

Salary and employee benefits increased $72,730 or 7.9% during the three months ended September 30, 2010 over the same period in 2009. The increase in salary and employee benefit expense in 2010 compared to 2009 was primarily as a result of the increase in payroll expenses as a result of normal annual merit adjustments in salaries and an increase in employee benefits expenses.

Other operating expense fell $85,312, or 12.6%, compared to the same period of the prior year. The decrease in other operating expenses during the three month period ended September 30, 2010 as compared to 2009 was attributable primarily due to the decreases in regulatory assessments and deposit insurance, advertising expenses, stationery and supplies expenses, and service expenses, which were offset in part by increases in director fees, postage and transportation expenses, other taxes and other expenses.

Other operating expenses for the three months ended September 30 included the following:

Unaudited	2010	2009	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$34,150	$24,075	10,075	41.8%
Stationery and supplies	30,595	41,093	(10,498)	(25.5)%
Regulatory assessment and deposit insurance	110,502	172,139	(61,637)	(35.8)%
Advertising	21,083	37,591	(16,508)	(43.9)%
Postage and transportation	43,427	42,896	531	1.2%
Other taxes	42,646	41,771	875	2.1%
Service expense	89,141	99,288	(10,147)	(10.2)%
Other	221,143	219,146	1,997	.9%

Total	$592,687	$677,999	(85,312)	(12.6)%

Income Taxes

Income tax expense for the three-month period ended September 30, 2010 was $261,251, increasing 340.2% compared to the same period in 2009. Income tax expense increased primarily due to the increase in pre-taxable income of $520,589 offset in part by the increase in tax-exempt income of $22,651 during the three-month period ended September 30, 2010 over the same period in 2009. Components of the income tax expense for the three months ended September 30, 2010 were $219,240 for federal taxes and $42,011 for West Virginia corporate net income taxes.

Balance Sheet Analysis

Investments

Investment securities increased approximately $4.7 million or 4.1% from December 31, 2009 to September 30, 2010. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, mortgage-backed securities and equity securities. Taxable securities comprised 75.8% of total securities at September 30, 2010, as compared to 75.4% at December 31, 2009. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high-risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholder’s equity until realized. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in values. The carrying value of securities available for sale was above book value by $4,513,306 and $2,947,178 at September 30, 2010 and December 31, 2009, respectively. There were no securities classified as held to maturity at September 30, 2010 and December 31, 2009.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Four - Investment Portfolio

The following table presents the book values of investment securities.

	(Unaudited)
(dollars in thousands)	September 30, 2010	December 31, 2009
Securities available-for-sale:
U.S. Government corporations and agencies	29,279	26,434
Obligations of states and political subdivisions	29,759	29,041
Mortgage-backed securities	61,473	60,283
Equity securities	235	239

Total available-for-sale	120,746	115,997

Table Five - Information on unrealized losses of investment securities

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2010:

	(Expressed in thousands) September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	—	—	278	(2)	278	(2)

Total debt securities	—	—	278	(2)	278	(2)
Equity securities	—	—	27	(2)	27	(2)

Total	$—	$—	$305	$(4)	$305	$(4)

	(Expressed in thousands) December 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$14,783	$(109)	$—	$—	$14,783	$(109)
Obligations of states and political subdivisions	483	(9)	1007	(44)	1,490	(53)
Mortgage-backed securities	5,309	(15)	314	(3)	5,623	(18)

Total debt securities	20,575	(133)	1,321	(47)	21,896	(180)
Equity securities	—	—	61	(6)	61	(6)

Total	$20,575	$(133)	$1,382	$(53)	$21,957	$(186)

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value of ten percent or more for a period of six months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period. There are 4 and 19 positions that were temporarily impaired at September 30, 2010 and December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Investments - (Continued)

Table Six - Maturity distribution of Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2010 and December 31, 2009 are presented in the following table. Tax equivalent yield basis was used on tax-exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Unaudited) September 30, 2010				December 31, 2009
	Securities Held to Maturity		Securities Available for Sale		Securities Held to Maturity		Securities Available for Sale
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government corporations and agencies
Within One Year	$—	—%	$8	—%	$—	—%	$1,022	4.94%
After One But Within Five Years	—	—	7,124	2.86	—	—	18,097	2.69
After Five But Within Ten Years	—	—	22,144	2.38	—	—	7,311	3.59
After Ten Years	—	—	3	0.87	—	—	4	0.88

	—	—	29,279	2.50	—	—	26,434	3.03
States & Political Subdivisions
Within One Year	—	—	674	4.53	—	—	281	6.46
After One But Within Five Years	—	—	3,977	5.34	—	—	4,892	5.22
After Five But Within Ten Years	—	—	4,924	5.49	—	—	4,040	5.69
After Ten Years	—	—	20,184	6.08	—	—	19,828	6.41

	—	—	29,759	5.85	—	—	29,041	6.11
Mortgage-Backed Securities	—	—	61,473	4.00	—	—	60,283	4.58
Equity Securities	—	—	235	2.86	—	—	239	2.45

Total	$—	—%	$120,746	4.09%	$—	—%	$115,997	4.60%

Assets carried at $32,213,000 and $28,959,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

Loans

Total loans, net of unearned income, declined approximately $5.1 million or 5.2% from December 31, 2009 to September 30, 2010. The decrease in loans during the first nine months of 2010 was primarily due to decreases in residential real estate loans, installment loans, and commercial loans, which fell approximately $2,862,000, $2,234,000 and $1,819,000, respectively, offset in part by increases in other loans which rose approximately $1,782,000. The decrease in commercial loans was primarily due to the decreased demand for commercial real estate and commercial loans. The decrease in residential real estate loans was primarily due to the decline in loans secured by one-to-four family residential properties. Installment loans declined primarily due to the decreased demand for consumer loans. Other loans increased primarily due to the increased demand for loans to states and political subdivisions.

Real estate residential loans, which include real estate construction, real estate farmland, and real estate residential loans comprised thirty-four percent (34%) of the loan portfolio. Commercial loans, which include real estate secured by non-farm, non-residential and commercial and industrial loans comprised forty-six percent (46%) of the loan portfolio. Installment loans comprised nine percent (9%) of the loan portfolio. Other loans, which include non-rated industrial development obligations, direct financing leases and other loans, comprised eleven percent (11%) of the loan portfolio. The changes in the composition of the loan portfolio since December 31, 2009 were a 2% increase in other loans, a 1% decrease in real estate residential loans and a 1% decrease in installment loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Seven - Loan Portfolio

Loans outstanding are as follows:

(dollars in thousands)	(Unaudited) September 30, 2010	December 31, 2009
Real Estate - residential:
Real estate - construction	$622	$605
Real estate - farmland	255	278
Real estate - residential	41,819	44,675

	$42,696	$45,558

Commercial:
Real estate-secured by nonfarm nonresidential	$48,794	$49,335
Commercial and industrial	7,751	9,029

	$56,545	$58,364

Installment:
Installment and other loans to individuals	$10,934	$13,168

Other:
Nonrated industrial development obligations	$13,407	$11,632
Other loans	29	22

	$13,436	$11,654

Total	123,611	128,744
Less unearned interest	149	163

	$123,462	$128,581

Table Eight - Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Real estate construction	$257	$233	$132	$222	$249	$134
Commercial real estate - secured by nonfarm, nonresidential property	898	5,403	42,493	687	5,586	43,062
Commercial and industrial	1,718	3,097	2,936	2,565	3,029	3,435
Nonrated industrial development obligations	975	6,005	6,427	869	5,753	5,010

Total	$3,848	$14,738	$51,988	$4,343	$14,617	$51,641

The following table presents an analysis of fixed and variable rate loans as of September 30, 2010 and December 31, 2009 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	September 30, 2010			December 31, 2009
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$2,474	$10,607	$9,186	$2,570	$10,229	$7,429
Variable Rates	1,374	4,131	42,802	1,773	4,388	44,212

Total	$3,848	$14,738	$51,988	$4,343	$14,617	$51,641

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - (Continued)

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

Total non-performing loans were $4,999,000 at September 30, 2010 as compared to $4,265,000 at December 31, 2009. The increase in non-performing loans was primarily due to an increase in non-accrual loans offset in part by a decline in other real estate. Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $4,991,000 or 4.0% of total loans outstanding as of September 30, 2010, as compared to $4,092,000 or 3.2% of total loans at December 31, 2009. The increase in non-accrual loans during the first nine months of 2010 was primarily due to the addition of one commercial real estate loan totaling approximately $2.4 million, two residential real estate loans totaling approximately $134,000 and four installment loans totaling approximately $24,000, offset in part by payments and/or charge-offs. Other real estate decreased $165,000 since December 31, 2009. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Table Nine - Risk Elements

Loans, which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	(Unaudited) September 30, 2010	December 31, 2009
Past Due 90 Days or More:
Real estate - residential	$—	$—
Commercial	—	—
Installment	—	—

	$—	$—

Non-accrual:
Real estate - residential	$660	$1,819
Commercial	4,306	2,254
Installment	25	19

	$4,991	$4,092

Other Real Estate	$8	$173

Total non-performing assets	$4,999	$4,265

Total non-performing assets to total loans and other real estate	4.05%	3.31%

Generally, all banks recognize interest income on the accrual basis, except for certain loans, which are placed on a non-accrual status. Loans are placed on a non-accrual status, when in the opinion of management doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan which either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was approximately $286,300, $201,800 and $249,500 for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Ten - Analysis of Allowance for Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	(Unaudited) September 30,		December 31, 2009
(dollars in thousands)	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$1,894	$1,923	$1,923
Loans charged off:
Real estate - residential	—	—	—
Commercial	14	1	165
Installment	38	59	66

	52	45	231
Recoveries:
Real estate - residential	—	—	—
Commercial	1	3	11
Installment	4	4	7

	5	7	18
Net charge-offs	47	52	213
Additions charged to operations	90	40	184

Balance at end of period:	$1,937	$1,911	$1,894

Average loans outstanding	$124,347	$127,910	$128,206

Ratio of net charge-offs to average loans outstanding for the period	0.04%	0.04%	0.17%
Ratio of the allowance for loan losses to loans outstanding for the period	1.57%	1.48%	1.47%

The additions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance, which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates, which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms.

The allowance for loan losses increased $42,628 or 2.3%, since December 31, 2009. The allowance for loan losses represented 1.6% and 1.5% of outstanding loans as of September 30, 2010 and December 31, 2009, respectively. Net loan charge-offs amounted to $47,000 for the nine month period ended September 30, 2010, compared to loan charge-offs of $52,000 for the same period in 2009. During the first nine months of 2010, a provision was made to the allowance for loan losses in the amount of $90,000 as compared to $40,000 during the first nine months of 2009. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in Table Eleven.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eleven - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at each of the four-year periods ended December 31, 2009, and the three-month period ended September 30, 2010. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

(dollars in thousands)	(Unaudited) September 30, 2010		December 31,
			2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Real estate - residential	$533	34.5%	$412	35.3%	$298	35.8%	$298	38.3%	$327	35.8%
Commercial	1,232	45.8	1,333	45.4	1,184	43.0	1,277	41.2	1,483	43.3
Installment	70	8.8	79	10.2	420	11.3	447	10.5	466	11.2
Others	102	10.9	70	9.1	21	9.9	21	10.0	21	9.7

Total	$1,937	100.0%	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%	$2,297	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $8.5 million or 3.8% during the first nine months of 2010. Since year-end the rise in total deposits was primarily due to increases in interest bearing and noninterest bearing demand deposits and savings deposits, which increased approximately $3,350,000, $603,000 and $7,845,000, respectively, offset in part by a decrease in time deposits of $3,328,000. At September 30, 2010, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits, which include NOW, money market, savings and time deposits, comprised 88% of total deposits. There were no changes in the deposit mix from December 31, 2009 to September 30, 2010.

Table Twelve - Maturity Distribution of Time Certificates of Deposit

A maturity distribution of time certificates of deposit at September 30, 2010 and December 31, 2009, follows:

	Maturities of Time Deposits
(dollars in thousands)	(Unaudited) September 30, 2010	December 31, 2009
Due in 2010	$16,221	$57,681
Due in 2011	35,686	13,728
Due in 2012	15,669	7,891
Due in 2013	5,081	3,553
Due in 2014	5,306	3,659
Due in 2015 and thereafter	5,229	7

Total	$83,192	$86,519

Time deposits include certificates of deposit issued in denominations of $100,000 or more, which amounted to $25,535,000 and $23,781,000 at September 30, 2010 and December 31, 2009, respectively. Interest expense on certificates of deposit of $100,000 or more was $467,120 and $705,000 at September 30, 2010 and 2009, respectively.

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

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	(Unaudited) September 30, 2010	December 31, 2009
Three Months or Less	$4,369	$7,053
Over Three and Less than Six Months	3,774	3,212
Over Six and Less than Twelve Months	4,933	6,888
Over Twelve Months	10,459	6,628

Total	$23,535	$23,781

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2010 and December 31, 2009. Repurchase agreements increased $4,258,437 or 38.6%, from December 31, 2009 to September 30, 2010. The increase in repurchase agreements since year-end was primarily due to the increase in the balances maintained by existing commercial customers.

Federal Home Loan Bank and Other Long-term Borrowings

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2010 was approximately $46.5 million subject to the purchase of additional FHLB stock. The FHLB borrowings were $3,795,618 and $7,354,309 at September 30, 2010 and December 31, 2009, respectively.

The Bank has three fixed rate amortizing advances with a weighted average interest rate of 4.78%, of which approximately $2.2 million will mature in 2018 and $1.7 million will mature in 2023.

Progressive Bank also has a one-year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at September 30, 2010 and December 31, 2009, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2010 were as follows:

2010	$20,034
2011	82,570
2012	86,602
2013	90,832
2014	95,267
Thereafter	3,420,313

$3,795,618

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources

Stockholders’ equity increased 3.3% during the nine-month period ended September 30, 2010 entirely from current earnings after quarterly dividends, and a 3.2% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 10.9% and 11.4% of total assets at September 30, 2010 and December 31, 2009, respectively. The Company paid dividends of $.57 per share during the nine-month periods ended September 30, 2010 and September 30, 2009.

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

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

As of September 30, 2010, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well-capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2010
Total Capital (to Risk Weighted Assets)	$30,188	20.39%	$12,211	8.0%	$15,264	10.0%
Tier I Capital (to Risk Weighted Assets)	28,340	19.14%	6,105	4.0%	9,158	6.0%
Tier I Capital (to Adjusted Total Assets)	28,340	10.30%	10,816	4.0%	13,520	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$29,217	19.11%	$12,230	8.0%	$15,288	10.0%
Tier I Capital (to Risk Weighted Assets)	27,323	17.87%	6,115	4.0%	9,173	6.0%
Tier I Capital (to Adjusted Total Assets)	27,323	10.25%	10,660	4.0%	13,325	5.0%
Progressive Bank, N.A.
As of September 30, 2010
Total Capital (to Risk Weighted Assets)	$29,915	20.24%	$12,193	8.0%	$15,241	10.0%
Tier I Capital (to Risk Weighted Assets)	28,067	18.99%	6,097	4.0%	9,145	6.0%
Tier I Capital (to Adjusted Total Assets)	28,067	10.22%	10,807	4.0%	13,508	5.0%
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$28,934	18.97%	$12,202	8.0%	$15,253	10.0%
Tier I Capital (to Risk Weighted Assets)	27,040	17.73%	6,101	4.0%	9,152	6.0%
Tier I Capital (to Adjusted Total Assets)	27,040	10.17%	10,640	4.0%	13,300	5.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $120,746,289 classified as available for sale at September 30, 2010. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $305,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2010 was approximately $46.5 million subject to the purchase of additional FHLB stock. At September 30, 2010, the subsidiary bank had a short-term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short-term borrowings outstanding pursuant to this agreement as of September 30, 2010.

At September 30, 2010 and December 31, 2009, the Company had outstanding loan commitments and unused lines of credit totaling $18,514,000 and $12,497,000, respectively. As of September 30, 2010, management placed a high probability for required funding within one year of approximately $14.1 million. Approximately $4.0 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2010 was as follows: given a 200 basis point increase scenario net interest income would be increased by approximately 1.2%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately .1%. The results using +/- 100 basis point interest rate scenarios are also presented. Under the 100 basis point increase scenario net interest income would be increased by approximately 2.3%, and given a 100 basis point decrease scenario net interest income would be increased by 1.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 16, 2010 a report on Form 8-K was filed which contained a press release dated August 13, 2010 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

On August 31, 2010 a report on Form 8-K was filed under ITEM 5.02 that reported the announcement of First West Virginia Bancorp Inc.’s two new directors.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: November 12, 2010

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.*

10.6	Lease dated January 1, 2005 between Progressive Bank, N.A. and Elm Grove Properties LLC. Incorporated herein by reference.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G. Neis-Dlesk. Incorporated herein by reference.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Report of Independent Registered Public Accounting Firm. Filed herewith and incorporated herein by reference.

*	Incorporated by reference to an identically numbered exhibit to the Form 10-K (File No. 001-13652) filed with the SEC on March 31, 2010.