Form 10-K
period 2010-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2011-03-31
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2010

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

☐  Yes         ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regional S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer    ☐         Accelerated filer    ☐         Non-Accelerated filer    ☐         Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE Amex on June 30, 2010, was $18,102,469. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 25, 2011:

Common Stock, $5.00 Par Value 1,652,814 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2010.	Part II, Items 5, 6, 7, 7A, 8 and 9A; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2011 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, changes in real estate values in the Company’s primary lending areas, market and monetary fluctuations; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

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

At December 31, 2010, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio County, Wheeling, West Virginia, one full-service office in Brooke County, Wellsburg, West Virginia, one full-service office in Marshall County, Moundsville, West Virginia, one full-service office in Wetzel County, New Martinsville, West Virginia, one full-service office in Upshur County, Buckhannon, West Virginia, one full-service office in Lewis County, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $277.4 million as of December 31, 2010.

Total Company assets as of December 31, 2010, which include the assets of its operating subsidiary bank, were $278.0 million. The authorized capital of the Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,662,814 shares, less 10,000 treasury shares, were issued and outstanding as of December 31, 2010 to 271 registered shareholders. Shareholders’ equity at that date was $31,101,186.

General Description of Business

First West Virginia Bancorp, Inc. is dependent upon its subsidiary for cash necessary to pay expenses, and dividends to its stockholders. The Company functions primarily as the holder of the capital stock of its wholly-owned subsidiary bank.

Progressive Bank, National Association, the sole subsidiary bank of the Company, is engaged in the business of banking and provides a broad range of consumer and commercial banking products and services to individuals, businesses, professionals and governments. The services and products have been designed in such a manner as to appeal to area consumers and businesses. The loan portfolio consists primarily of loans secured by real estate to consumers and businesses. The bank also engages in commercial loans and general consumer loans to individuals. The subsidiary bank offers a wide range of both personal and commercial types of deposit accounts and services as a means of gathering funds. Types of deposit accounts and services available include non-interest bearing demand checking, interest bearing checking (NOW accounts), savings, money market, certificates of deposit, individual retirement accounts, and Christmas Club accounts. The customer base for deposits is primarily retail in nature. The majority of the bank’s lending is concentrated in the upper Ohio Valley of northern West Virginia and adjacent areas of Ohio and Pennsylvania.

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2010, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Employees

As of December 31, 2010, the Company had 5 part-time employees. As of December 31, 2010, the subsidiary bank of the Holding Company had a total of 96 full-time employees and 7 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, 401-K plan, workers’ compensation and paid vacations. No employees are union participants or subject to a collective bargaining agreement.

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

Supervision and Regulation

The Company and its subsidiary bank are subject to certain statutes and regulations. The following is a summary of certain statutes and regulations that affect the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

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

The Company is also deemed an “affiliate” of its subsidiary bank under the Federal Reserve Act which imposes certain restrictions on loans between the Company and its subsidiary bank, investments by the subsidiary in the stock of the Company, or the taking of stock of the Company by the subsidiary as collateral for loans to any borrower, or purchases by the subsidiary of certain assets from the Company, and the payment of dividends by the subsidiary to the Company.

FRB approval is required before the Company may begin to engage in any permitted non-banking activity. The FRB is empowered to differentiate between activities which are initiated by the Company or its subsidiary and activities commenced by acquisition of a going concern.

Being a West Virginia corporation, the Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act and to register with the Office of the Commissioner of Banking of West Virginia and file reports as requested. The Commissioner has the power to examine the Company and its subsidiary.

The Bank

The operations of the Company’s subsidiary bank, being a national bank, is subject to the regulations of a number of regulatory agencies including the regulations of a number of regulatory authorities including the Office of the Comptroller of the Currency (the “OCC”), the FRB and the West Virginia Department of Banking. Representatives of the OCC regulate and conduct examinations of the subsidiary bank. The subsidiary bank is required to furnish regular reports to the OCC and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary bank of a bank holding company is subject to certain restrictions imposed by the banking laws on extensions of credit to the Company or its subsidiary.

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

As of December 31, 2010, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

Additional Regulation

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws , the Federal Truth-in-Lending Act and Regulation Z, the

Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

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

In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company has a Community Reinvestment Act rating of satisfactory or better. The Company has not registered to become a financial holding company.

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

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2010, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is presently “well capitalized” it pays the minimum deposit insurance premiums.

The Emergency Economic Stabilization Act 2008 increased the deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit of $100,000 was set to return on January 1, 2010, however, at this time, the date has been extended to December 13, 2013.

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

Depositor Preference Statute

In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Recent Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions must be effective by July 21, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, large and small. The Bureau adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies must be completed no later than July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

Also, in response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expired on December 31, 2009. The Company previously determined to not Participate in the TARP Capital Purchase Program.

In addition to the Dodd-Frank Act and EESA, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

Monetary Policies

The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank is affected by the policies of regulatory authorities, including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such impact cannot accurately be predicted.

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominenet of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the electronic funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair credit Reporting act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOA”) was enacted, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of SOA, our Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s Quarterly and Annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about internal controls; and they have included information in the Company’s Quarterly and Annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Securities Laws and Compliance

As of February 13, 1995, the Company’s common stock was registered with the Securities and Exchange commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“1934 Act”). This registration requires ongoing compliance with the 1934 Act and its periodic filing requirements as well as a wide range of Federal and State securities laws. These requirements include, but are not limited to, the filing of annual, quarterly and other reports with the SEC, certain requirements as to the solicitation of proxies from shareholders as well as other proxy rules, and compliance with the reporting requirements and “short-swing” profit rules imposed by Section 16 of the 1934 Act.

Available Information

The public may read and copy any materials that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00

a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, (http://www.sec.gov), that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company presently has an internet website, (http://www.firstwvbancorp.com). Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC are available on the internet website and are also available free of charge upon request.

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2010, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity;

	Interest Rates and Interest Differential

	a.	Average Balance Sheets	30

	b.	Analysis of Net Interest Earnings	31

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	32

2.	Investment Portfolio

	a.	Book Value of Investments Book values of investment securities at December 31, 2010 and 2009 are as follows (in thousands):
			December 31,
			2010	2009
		Securities held-to-maturity:
		Obligations of states and political subdivisions	$—	$—

		Total held-to-maturity	—	—

		Securities available for sale:
		U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$35,698	$26,434
		Obligations of states and political subdivisions	34,291	29,041
		Mortgage-backed securities	62,950	60,283
		Equity securities	230	239

		Total available-for-sale	133,169	115,997

		Total	$133,169	$115,997

Statistical Information – continued

			Page

	b.	Maturity Schedule of Investments	34

	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

		The Corporation does not have any securities of Issuers, other than U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans	13

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates	35

	c.	Risk Elements	36

		Nonaccrual, Past Due and Restructured Loans	13-16 and 36

		Potential problem loans	13-16 and 36

		Foreign outstandings	N/A

		Loan concentrations	19

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		16-18,37,38

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid	30

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	18

	e.	Maturity Schedule of Foreign Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		28

7.	Short-Term Borrowings		19,38

Item 1A    Risk Factors

Not applicable to Smaller Reporting Companies.

Item 1B    Unresolved Staff Comments

Not Applicable

Item 2    Properties

The Company and its subsidiary bank, Progressive Bank, N.A., owned and/or leased property as of December 31, 2010 as described below.

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

The Company does not have any encumbrances or capital leases on its personal property.

Item 3    Legal Proceedings

The nature of the business of the Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

Item 4    (Removed and Reserved)

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 13, 1995, the Company’s common stock was filed and became effective under section 12(g) of the Securities and Exchange Act of 1934. On February 21, 1995, the Company was approved for listing its securities on the American Stock Exchange’s Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Company was approved for listing its securities on the American Stock Exchange primary list and began trading under the symbol FWV on June 20, 1995.

As of December 31, 2010, the Company had 271 registered shareholders of record who collectively held 1,652,814 of the 2,000,000 authorized shares of the Company, par value $5.00 per share. The Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Company for each quarter in 2010 and 2009.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	High	$17.48	$16.26	$16.76	$17.49
	Low	$11.50	$13.23	$13.26	$13.65

2009	High	$12.85	$12.64	$12.61	$12.80
	Low	$8.42	$10.65	$10.06	$10.94

Dividends

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. See Note 17 of the Notes to Consolidated Financial Statements appearing at Page 22 of the Annual Report to Shareholders for the year ended December 31, 2010, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on the limitations on dividends.

The Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Company in 2010, 2009 and 2008 were $.73, $.73, and $.71, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Company for 2010, 2009 and 2008.

	DIVIDEND HISTORY OF COMPANY
	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income
2010	$.73	$1.42	51.4%
2009	$.73	$1.39	52.5%
2008	$.71	$1.33	53.4%

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First West Virginia Bancorp, Inc.	100.00	106.12	82.89	80.32	78.65	114.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank < $500M	100.00	105.05	85.30	49.51	45.10	49.78

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2005 through December 31, 2010. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6    Selected Financial Data

Selected Financial Data on page 28 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2010, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 29 through 40 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2010, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk on pages 39 through 40 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2010, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 27 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2010, included in this report as Exhibit 13.1, are incorporated herein by reference.

Summarized Quarterly Financial Information

A summary of selected quarterly financial information follows:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,997,289	$3,025,943	$2,943,635	$2,891,028
Total interest expense	871,185	783,922	738,435	661,960
Net interest income	2,126,104	2,242,021	2,205,200	2,229,068
Provision for loan losses	30,000	30,000	30,000	130,000
Investment securities gain (loss)	—	253,267	308,095	3,912
Total other income	294,915	323,699	487,379	305,315
Total other expenses	1,897,110	1,932,889	1,922,485	1,970,414
Income before income taxes	493,909	856,098	1,048,189	437,881
Net income	460,651	668,034	786,938	423,658
Net income per share	0.28	0.40	0.48	0.26
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$3,304,098	$3,254,038	$3,193,845	$3,161,861
Total interest expense	1,193,530	1,105,757	1,054,974	973,838
Net interest income	2,110,568	2,148,281	2,138,871	2,188,023
Provision for loan losses	—	10,000	30,000	143,942
Investment securities gain (loss)	(7,393)	185,945	(21,429)	31,394
Total other income	296,901	302,979	341,091	661,515
Total other expenses	1,737,025	1,938,040	1,900,933	2,016,083
Income before income taxes	663,051	689,165	527,600	720,907
Net income	523,594	546,225	468,248	766,919
Net income per share	0.32	0.33	0.28	0.46
2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$3,482,786	$3,329,189	$3,366,841	$3,335,265
Total interest expense	1,352,940	1,297,528	1,329,848	1,294,900
Net interest income	2,129,846	2,031,661	2,036,993	2,040,365
Provision for loan losses	—	—	—	—
Investment securities gain (loss)	112,501	(511)	(2,081)	—
Total other income	347,984	334,061	355,438	340,516
Total other expenses	1,762,484	1,723,293	1,734,713	1,788,280
Income before income taxes	827,847	641,918	655,637	592,601
Net income	636,341	511,217	521,905	536,048
Net income per share	0.38	0.31	0.32	0.32

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has performed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information as required to be included in the Company’s periodic Securities Exchange Commission filings.

Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2010. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B    Other Information

Not Applicable

PART III

Item 10    Directors, Executive Officers and Corporate Governance

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears under the captions “Item 2—Election of Directors” on pages 5-10, “Item 3—Election of Directors (in the Alternative to Item 2)” on pages 11-14, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 27, and “Audit Committee” on pages 15-16, in the First West Virginia Bancorp, Inc.’s 2011 Proxy Statement dated March 28, 2011 for Annual Meeting of Stockholders to be held April 12, 2011, included in this report as Exhibit 99, is incorporated herein by reference.

The Company adopted a Code of Ethics for its Directors, Executive Officers and Employees. A copy of the Code of Ethics is included in this report as Exhibit 14.1 and is incorporated herein by reference.

There have been no changes to the procedures by which shareholders recommend nominees to the company’s Board of Directors that were disclosed in the Company’s Proxy Statement dated March 18, 2010 for the Annual Meeting of Stockholders held on April 13, 2010, included in the Company’s Form 10-K for the year ended December 31, 2009.

Executive Officers of the Registrant

The following table sets forth selected information about the principal officers of the Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary(1)

Sylvan J. Dlesk	72

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

Laura G. Inman	70

Vice Chairman of the Board of the Holding Company since 2004; Chairman of the Board of the Holding Company 1998-2004; Vice Chairman of the Board of the Holding Company 1995-1998; Senior Vice President of the Holding Company 1993-1995; Senior Vice President of Progressive Bank, N.A. from 1993-2001; Director of the Holding Company and Director of Progressive Bank, N.A. from 1993.

Francie P. Reppy	50

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

Brad D. Winwood	54

Vice President, Chief Operating Officer and Investment Officer of the Holding company since 2010; Vice President of the Holding Company from 2008 to 2010; Senior Vice President, Chief Operating Officer and Investment Officer of of Progressive Bank, N.A. since 2010; Senior Vice President, Senior Accounting, Operations Officer and Investment Officer of Progressive Bank, N.A. from 2007 to 2010; Senior Vice President, Senior Accounting and Investment Officer of Progressive Bank, N.A. from 2005 to 2007; Vice President, Senior Accounting Officer of Progressive Bank, N.A. from 2003 to 2005; Vice President, of Progressive Bank, N.A. from 1993 to 2003.

PART III

(b)	Executive Officers of the Registrant- continued

Connie R. Tenney	56

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

(1) With the exception of Connie R. Tenney, all the principal officers of the Company reside in or near Wheeling, West Virginia. Connie R. Tenney resides near Buckhannon, West Virginia.

Item 11    Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears under the caption “Executive Officer and Director Compensation” on pages 20-26. in the First West Virginia Bancorp, Inc.’s 2011 Proxy Statement dated March 28, 2011 for Annual Meeting of Stockholders to be held April 12, 2011, included in this report as Exhibit 99, is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “Security Ownership of Management” on pages 26-28 and “Principal Shareholders” on page 29-30 in the First West Virginia Bancorp, Inc.’s 2011 Proxy Statement dated March 28, 2011 for Annual Meeting of Stockholders to be held April 12, 2011, included in this report as Exhibit 99, is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions “Transactions with Management and Others” on pages 29-30 and “Independence of Directors and Nominees” on pages 13-14 in the First West Virginia Bancorp, Inc.’s 2011 Proxy Statement dated March 28, 2011 for Annual Meeting of Stockholders to be held April 12, 2011, included in this report as Exhibit 99, is incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 20 of the Annual Report to Shareholders for the year ended December 31, 2010, included in this report as Exhibit 13.1, and incorporated herein by reference.

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

Item 14    Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “Item 4—Ratification of Independent Registered Public Accounting Firm” on pages 30-31. in the First West Virginia Bancorp, Inc.’s 2011 Proxy Statement dated March 28, 2011 for Annual Meeting of Stockholders to be held April 12, 2011, included in this report as Exhibit 99, is incorporated herein by reference.

Item 15    Exhibits and Financial Statement Schedules

Financial Statements Filed; Financial Statement Schedules

The following consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2010, are incorporated by reference in Item 8:

Exhibit 13.1 Page Number
Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets (December 31, 2010 and December 31, 2009)	2
Consolidated Statements of Income (Years ended December 31, 2010, 2009 and 2008)	3
Consolidated Statements of Changes in Stockholders’ Equity (Years ended December 31, 2010, 2009 and 2008)	4
Consolidated Statements of Cash Flows (Years ended December 31, 2010, 2009 and 2008)	5
Notes to Consolidated Financial Statements (Years ended December 31, 2010, 2009 and 2008)	6-26

Exhibits

The exhibits listed in the Exhibit Index on page 22 of this FORM 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman/President and Chief Executive Officer/Director

Date:	March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 28, 2011

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer/ Director	March 28, 2011

/s/ Nada E. Beneke Nada E. Beneke	Director	March 28, 2011

/s/ Gary W. Glessner Gary W. Glessner	Director	March 28, 2011

/s/ Laura G. Inman Laura G. Inman	Director	March 28, 2011

/s/ R. Clark Morton R. Clark Morton	Director	March 28, 2011

/s/ William G. Petroplus William G. Petroplus	Director	March 28, 2011

/s/ Thomas L. Sable Thomas L. Sable	Director	March 28, 2011

/s/ Brad D. Winwood Brad D. Winwood	Director	March 28, 2011

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.*

3.2	Bylaws of First West Virginia Bancorp, Inc.*

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

12.1	Statement regarding computation of ratios. Filed herewith and incorporated herein by reference.

13.1	Annual Report to Shareholders, as listed in Part II, Item 8. Filed herewith and incorporated herein by reference.

14.1	Code of Ethics. Filed herewith and incorporated herein by reference.

21.1	Subsidiaries of the Holding Company. Filed herewith and incorporated herein by reference.

23	Consent of S.R. Snodgrass, A.C. Filed herewith and incorporated herein by reference.

31	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350,as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99	Proxy statement for the Annual Shareholders meeting to be held April 12, 2011. Incorporated herein by reference.

* Incorporated by reference in First West Virginia Bancorp, Inc.’s filing on Form 10-K dated March 31, 2010.