Form 10-Q
period 2011-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2011-05-16
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer or a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act

Large Accelerated Filer  ☐          Accelerated Filer  ☐          Non-accelerated filer  ☐          Smaller Reporting Company  ☒

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

The number of shares outstanding of the issuer’s common stock as of March 31, 2011: Common Stock, $5.00 Par Value, shares outstanding: 1,652,814 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS
	(Unaudited)
Cash and due from banks	$4,765,224	$4,622,677
Due from banks - interest bearing	9,432,125	5,309,936
Federal funds sold	—	—

Total cash and cash equivalents	14,197,349	9,932,613
Investment securities:
Available-for-sale (at fair value)	138,823,466	133,168,794
Loans	117,324,249	121,367,066
Less allowance for loan losses	(2,000,650)	(2,059,025)

Net loans	115,323,599	119,308,041
Premises and equipment, net	5,798,088	5,714,121
Accrued income receivable	1,269,838	1,094,835
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,440,550	3,415,247
Other assets	3,405,927	3,680,882

Total assets	$283,902,936	$277,958,652

LIABILITIES
Noninterest bearing deposits:
Demand	$28,722,219	$28,319,278
Interest bearing deposits:
Demand	44,745,303	42,112,794
Savings	83,089,488	78,678,200
Time	77,558,719	79,364,466

Total deposits	234,115,729	228,474,738
Federal funds purchased and securities sold under agreements to repurchase	13,897,601	13,477,420
Federal Home Loan Bank borrowings	3,755,309	3,775,583
Accrued interest payable	246,784	276,662
Other liabilities	343,679	853,063

Total liabilities	252,359,102	246,857,466

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,662,814 shares issued at March 31, 2011 and December 31, 2010	8,314,070	8,314,070
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,288,403	6,288,403
Retained earnings	15,958,185	15,722,313
Accumulated other comprehensive income	1,211,276	1,004,500

Total stockholders’ equity	31,543,834	31,101,186

Total liabilities and stockholders’ equity	$283,902,936	$277,958,652

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2011	2010
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,541,088	$1,699,805
Tax-exempt	143,397	122,477
Debt securities:
Taxable	826,095	869,271
Tax-exempt	341,812	291,145
Other interest income	9,364	14,583
Federal funds sold	—	8

Total interest and dividend income	2,861,756	2,997,289

INTEREST EXPENSE
Deposits	532,047	754,203
Federal funds purchased and repurchase agreements	25,359	26,483
FHLB and other long-term borrowings	45,015	90,499

Total interest expense	602,421	871,185

Net interest income	2,259,335	2,126,104
PROVISION FOR LOAN LOSSES	30,000	30,000

Net interest income after provision for loan losses	2,229,335	2,096,104

NONINTEREST INCOME
Service charges and other fees	112,434	145,841
Net gains on available for sale securities	172	—
Other operating income	173,902	149,074

Total noninterest income	286,508	294,915

NONINTEREST EXPENSE
Salary and employee benefits	933,757	925,003
Net occupancy expense of premises	357,224	372,692
Other operating expenses	612,559	599,415

Total noninterest expense	1,903,540	1,897,110

Income before income taxes	612,303	493,909
INCOME TAXES	62,396	33,258

Net income	$549,907	$460,651

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,814	1,652,814

EARNINGS PER COMMON SHARE	$0.33	$0.28

DIVIDENDS PER COMMON SHARE	$0.19	$0.18

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income	Income
BALANCE, DECEMBER 31, 2010	1,662,814	$8,314,070	$6,288,403	$15,722,313	$(228,100)	$1,004,500		$31,101,186
Comprehensive income:
Net income	—	—	—	549,907	—	—	$549,907	549,907
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	206,776	206,776	206,776

Comprehensive income							$756,683

Cash dividend ($.19 per share)	—	—	—	(314,035)	—	—		(314,035)

BALANCE, March 31, 2011	1,662,814	$8,314,070	$6,288,403	$15,958,185	$(228,100)	$1,211,276		$31,543,834

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income	Income
BALANCE, DECEMBER 31, 2009	1,599,411	$7,997,055	$5,609,357	$15,589,770	$(228,100)	$1,838,155		$30,806,237
Comprehensive income:
Net income	—	—	—	460,651	—	—	$460,651	460,651
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	256,408	256,408	256,408

Comprehensive income							$717,059

Cash dividend ($.18 per share)	—	—	—	(301,988)	—	—		(301,988)

BALANCE, March 31, 2010	1,599,411	$7,997,055	$5,609,357	$15,748,433	$(228,100)	$2,094,563		$31,221,308

			For the Three Months Ended March 31,
			2011	2010
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$206,883	$256,408
Less reclassification adjustment for gains included in net income			107	—

Net unrealized gains on securities			$206,776	$256,408

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$549,907	$460,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	30,000
Depreciation and amortization	116,503	112,752
Amortization of investment securities, net	63,711	32,236
Investment security gains	(172)	—
Increase in cash surrender value of bank-owned life insurance	(25,303)	(26,004)
Increase in interest receivable	(175,003)	(16,559)
Decrease in interest payable	(29,878)	(52,226)
Other, net	(359,185)	692,224

Net cash provided by operating activities	170,580	1,233,074

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	3,922,322	2,297,001
Proceeds from sales of securities available-for-sale	14,847	—
Proceeds from maturities of securities available-for-sale	2,521,558	6,243,916
Principal collected on mortgage-backed securities	5,680,030	3,180,941
Purchases of securities available-for-sale	(13,603,114)	(11,085,327)
Recoveries on loans previously charged-off	32,120	375
Purchases of premises and equipment	(200,470)	(342,147)

Net cash provided by (used in) investing activities	(1,632,707)	294,759

FINANCING ACTIVITIES
Net increase in deposits	5,640,991	1,507,235
Dividends paid	(314,035)	(301,988)
Increase in short-term borrowings	420,181	2,156,248
Decrease in FHLB and other long-term borrowings	(20,274)	(19,331)

Net cash provided by financing activities	5,726,863	3,342,164

INCREASE IN CASH AND CASH EQUIVALENTS	4,264,736	4,869,997
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,932,613	13,353,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,197,349	$18,223,786

Supplemental Disclosures:
Cash Paid for Interest	$632,299	$923,411
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

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

Cash and cash equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At March 31, 2011 and December 31, 2010 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets. The Bank is a member of the FHLB and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared with the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FHLB has incurred losses in the prior two years and has suspended the payments of dividends. The losses are primarily attributable to impairment of investment securities associated with the extreme economic conditions in place over the last two years. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at $100 par value.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2011 and December 31, 2010, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2009 provides for a maximum commitment of $10,000,000. This commitment expires on December 28, 2011. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $7,858,945 and $6,758,928 as of March 31, 2011 and December 31, 2010, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $250,865 and $232,888 at March 31, 2011 and December 31, 2010, respectively. The amount of income recognized as of a result of this agreement was $16,101 and $4,663 for the three month periods ended March 31, 2011 and 2010, respectively.

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

Management tracks and assigns a historical loss percentage for each loan rating category within each loan type. A rolling three-year historical loss ratio is used, calculated on a quarterly basis.

Management currently utilizes nine qualitative factors that are adjusted based on changes in the lending environment and economic conditions. The qualitative factors include the following: levels of and trends in delinquencies, non-accruals, and charge-offs; trends within the loan portfolio; changes in lending policies and procedures; experience of lending personnel and management oversight; national and local economic trends; concentrations of credit; external factors such as legal and regulatory requirements; changes in the quality of loan review and Board oversight; and changes in the value of underlying collateral. The number of qualitative factors can change. Factors can be added for new risks or taken away if the risk no longer applies. Each loan type will have its own risk profile and management will evaluate and adjust each qualitative factor for each loan type quarterly, if necessary. For example, if one area of the loan portfolio is experiencing sharp increases in growth, it is likely the qualitative factor for trends in the loan portfolio would be increased for that loan type. As levels of delinquencies and non-accrual loans decline for commercial real estate and commercial loans it is likely that factor would be reduced.

In terms of the Company’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Company’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Company has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,000,650 at March 31, 2011, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

Goodwill and Other Intangible Assets Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). The goodwill value of $1.6 million is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,440,550 and $3,415,247 at March 31, 2011 and December 31, 2010, respectively. The death benefit value of the bank-owned life insurance at March 31, 2011 and at December 31, 2010 was $8.8 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $17,921 and $12,207 for the three month periods ended March 31, 2011 and 2010, respectively.

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Income Taxes: The Company and its subsidiary file a consolidated federal income tax return. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Stock Dividends: On October 13, 2010, the Company declared a 4% stock dividend to stockholders of record on December 20, 2010. All common share data includes the effect of the stock dividends.

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and three month periods ended March 31, 2011 and March 31, 2010. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity. The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
	2011	2010
Before-tax amount	$331,531	$411,108
Tax effect	(124,755)	(154,700)

Net of tax effect	206,776	256,408
Net income as reported	549,907	460,651

Total comprehensive income (loss)	$756,683	$717,059

Recent Accounting Pronouncements: In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This guidance did not have a material impact on the Company’s financial position or results.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and did not have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance is not expected to have a significant impact on the Corporation’s/Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at March 31, 2011 and December 31, 2010:

	(Expressed in thousands)
	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$39,258	$21	$(533)	$38,746
Obligations of states and political subdivisions	34,411	1,147	(9)	35,549
Mortgage-backed securities	62,989	1,638	(342)	64,285
Equity securities	223	20	—	243

Total available-for-sale	136,881	2,826	(884)	138,823

Total	$136,881	$2,826	$(884)	$138,823

	(Expressed in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$36,024	$120	$(446)	$35,698
Obligations of states and political subdivisions	33,738	678	(125)	34,291
Mortgage-backed securities	61,580	1,828	(458)	62,950
Equity securities	216	14	—	230

Total available-for-sale	131,558	2,640	(1,029)	133,169

Total	$131,558	$2,640	$(1,029)	$133,169

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There were 31 and 30 positions that were temporarily impaired at March 31, 2011 and December 31, 2010, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	(Expressed in thousands)
	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$28,946	$(533)	$—	$—	$28,946	$(533)
Obligations of states and political subdivisions	2,529	(9)	—	—	2,529	(9)
Mortgage-backed securities	18,996	(340)	254	(2)	19,250	(342)

Total debt securities	50,471	(882)	254	(2)	50,725	(884)
Equity securities	2	—	—	—	2	—

Total	$50,473	$(882)	$254	$(2)	$50,727	$(884)

	(Expressed in thousands)
	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$15,542	$(446)	$—	$—	$15,542	$(446)
Obligations of states and political subdivisions	6,056	(125)	—	—	6,056	(125)
Mortgage-backed securities	17,291	(457)	266	(1)	17,557	(458)

Total debt securities	38,889	(1,028)	266	(1)	39,155	(1,029)
Equity securities	—	—	—	—	—	—

Total	$38,889	$(1,028)	$266	$(1)	$39,155	$(1,029)

The amortized cost and fair value of investment securities available for sale at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands)
	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,875	$1,886	$1,008	$1,016
Due after one year through five years	10,905	11,005	13,265	13,412
Due after five years through ten years	39,517	39,322	33,211	33,022
Due after ten years	21,372	22,082	22,278	22,539

	73,669	74,295	69,762	69,989
Mortgage-backed securities	62,989	64,285	61,580	62,950
Equity securities	223	243	216	230

Total	$136,881	$138,823	$131,558	$133,169

Proceeds from sales of securities available-for-sale during the three month periods ended March 31, 2011 and 2010, were $14,847 and $-0- respectively. Gross gains of $288 and gross losses of $116 during the three months ended March 31, 2011 were realized on those sales. Assets carried at $30,917,000 and $31,931,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2011 and December 31, 2010 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	March 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$5	$5	0.14%	$18	$18	0.20%
After One But Within Five Years	8,515	8,528	2.74	10,020	10,090	2.79
After Five But Within Ten Years	30,734	30,210	3.02	25,984	25,586	2.92
After Ten Years	4	4	0.88	4	4	0.88

	39,258	38,747	2.96	36,026	35,698	2.88
States & Political Subdivisions
Within One Year	1,870	1,881	5.36	990	999	4.39
After One But Within Five Years	2,390	2,477	5.23	3,246	3,322	5.57
After Five But Within Ten Years	8,783	9,112	5.50	7,227	7,435	5.78
After Ten Years	21,368	22,078	6.22	22,274	22,535	6.38

	34,411	35,548	5.92	33,737	34,291	6.11
Mortgage-Backed Securities	62,989	64,285	3.77	61,580	62,950	3.98
Equity Securities	223	243	2.29	215	230	2.44

Total	$136,881	$138,823	4.09%	$131,558	$133,169	4.23%

NOTE 3 - LOANS AND LEASES

Loans outstanding at March 31, 2011 and December 31, 2010 are as follows:

	(Expressed in Thousands)
	March 31, 2011	December 31, 2010
Consumer Real Estate:
Construction	$305	$308
Farmland	237	246
Residential 1-4 Family	26,919	28,089
Home Equity Loans	2,928	2,976
Home Equity Lines of Credit	2,228	2,447

Total Consumer Real Estate	32,617	34,066
Commercial Real Estate:
Non-farm, non-residential	48,764	49,195
Multifamily (5 or more) residential properties	7,402	7,458

Total Commercial Real Estate	56,166	56,653
Commercial and Other Loans:
Commercial	6,438	7,033
Non-rated industrial development obligations	13,054	13,460
Other loans	26	39

Total Commercial and Other Loans	19,518	20,532
Consumer Loans:
Installment and other loans to individuals	8,639	9,696
Credit Cards	534	573

Total Consumer Loans	9,173	10,269

Total loans	$117,474	$121,520
Less unearned interest and deferred fees	150	153

Net loans	$117,324	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. These policies and procedures are reviewed by management and approved by the Board of Directors on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The Company originates direct and indirect consumer loans including principally residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans using a credit analysis as part of the underwriting process. Each loan type has a separate underwriting criteria, which consists of several factors including debt to income, type of collateral, credit history and customer relationship with the Company.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing the loan may fluctuate in value. Minimum standards and underwriting guidelines have been established for commercial loan types.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by the general economy or conditions specific to the real estate market such as geography and/or property type.

Non-accrual loans amounted to $4,543,413 and $4,902,515 at March 31, 2011 and December 31, 2010, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $105,100, $82,400 and $289,590 for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010, respectively.

The following tables present the contractual aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2011
	Current	Loans 30-59 days Past Due	Loans 60-89 days Past Due	Loans 90 or more days Past Due	Total Past Due	Non-Accrual	Total Loans
Commercial and Other Loans	$18,896	$570	$—	$—	$570	$52	$19,518
Commercial real estate	52,090	28	120	—	148	3,928	56,166
Consumer real estate	31,887	133	7	38	178	552	32,617
Consumer	9,136	11	13	2	26	11	9,173
Unearned interest and deferred fees	(150)	—	—	—	—	—	(150)

Total	$111,859	$742	$140	$40	$922	$4,543	$117,324

	December 31, 2010
	Current	Loans 30-59 days Past Due	Loans 60-89 days Past Due	Loans 90 or more days Past Due	Total Past Due	Non-Accrual	Total Loans
Commercial and Other Loans	$20,369	$109	$—	$—	$109	$54	$20,532
Commercial real estate	52,451	29	26	—	55	4,147	56,653
Consumer real estate	33,247	103	—	28	131	688	34,066
Consumer	10,218	34	3	—	37	14	10,269
Unearned interest and deferred fees	(153)	—	—	—	—	—	(153)

Total	$116,132	$275	$29	$28	$332	$4,903	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$18,999	$467	$52	$—	$19,518
Commercial Real Estate	41,857	6,360	7,949	—	56,166
Construction and Land Development	387	—	155	—	542

Total	$61,243	$6,827	$8,156	$—	$76,226

Current	$61,243	$6,360	$4,853	$—	$72,456
Past Due 30-59 days	—	467	28	—	495
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	3,275	—	3,275

Total	$61,243	$6,827	$8,156	$—	$76,226

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$19,735	$743	$54	$—	$20,532
Commercial Real Estate	42,050	6,388	8,215	—	56,653
Construction and Land Development	399	—	155	—	554

Total	$62,184	$7,131	$8,424	$—	$77,739

Current	$62,184	$7,131	$4,194	$—	$73,509
Past Due 30-59 days	—	—	29	—	29
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	4,201	—	4,201

Total	$62,184	$7,131	$8,424	$—	$77,739

For consumer and residential real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Performing	Non-performing	Total
Consumer	$9,160	$13	$9,173
Consumer Real Estate	32,027	590	32,617

Total	$41,187	$603	$41,790

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

December 31, 2010	Performing	Non-performing	Total
Consumer	$10,255	$14	$10,269
Consumer Real Estate	32,796	716	33,512

Total	$43,051	$730	$43,781

	(Expressed in Thousands)
	March 31, 2011	December 31, 2010
Average investment in impaired loans	$4,565	$5,062

Related allowance for loan losses	219	256

Partial charge-offs	—	—

Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans at March 31, 2011 and December 31, 2010 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	March 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Other Loans	$52	$52	$—	$52	$—	$55
Commercial real estate	3,928	1,491	2,437	3,928	219	4,136
Consumer real estate	355	355	—	355	—	374

Total	$4,335	$1,898	$2,437	$4,335	$219	$4,565

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Other Loans	$54	$54	$—	$54	$—	$57
Commercial real estate	4,147	1,701	2,446	4,147	256	4,613
Consumer real estate	364	364	—	364	—	392

Total	$4,565	$2,119	$2,446	$4,565	$256	$5,062

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

	March 31, 2011	December 31, 2010
Balance at beginning of year	$2,059,025	$1,894,361
Additions charged to operating expense	30,000	220,000
Recoveries	32,120	10,108

Total	2,121,145	2,124,469
Less loans charged-off	120,495	65,444

Balance at end of period	$2,000,650	$2,059,025

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$212	$1,511	$272	$64	$2,059
Charge-offs	—	(118)	—	(3)	(121)
Recoveries	—	30	—	2	32
Provision	(4)	50	(8)	(8)	30

Ending Balance	$208	$1473	$264	$55	$2000

Loans individually evaluated for impairment	$—	$219	$—	$—	$219
Loans collectively evaluated for impairment	208	1,254	264	55	1,781

Ending Balance	$208	$1,473	$264	$55	$2,000

December 31, 2010	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$203	$1,345	$267	$79	$1,894
Charge-offs	(14)	—	—	(51)	(65)
Recoveries	—	—	—	10	10
Provision	23	166	5	26	220

Ending Balance	$212	$1,511	$272	$64	$2,059

Loans individually evaluated for impairment	$—	$256	$—	$—	$256
Loans collectively evaluated for impairment	212	1,255	272	64	1,803

Ending Balance	$212	$1,511	$272	$64	$2,059

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$—	$2,437	$—	$—	$—	$2,437
Loans collectively evaluated	19,518	53,729	32,617	9,173	(150)	114,887

Ending Balance	$19,518	$56,166	$32,617	$9,173	$(150)	$117,324

December 31, 2010
Loans individually evaluated	$—	$2,446	$—	$—	$—	$2,446
Loans collectively evaluated	$20,532	54,207	34,066	10,269	(153)	118,921

Ending Balance	20,532	$56,653	$34,066	$10,269	$(153)	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 5 - DEPOSITS

The composition of the Bank’s deposits at March 31, 2011 and December 31, 2010 follows:

	(Expressed in Thousands)
	March 31, 2011
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$28,250	$38,097	$78,158	$73,704
United States Government	—	—	—	—
States and political subdivisions	445	6,648	4,670	3,265
Commercial banks and other depository institutions	28	—	261	590

Total	$28,723	$44,745	$83,089	$77,559

	(Expressed in Thousands)
	December 31, 2010
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$27,598	$36,814	$73,873	$75,527
United States Government	12	—	—	—
States and political subdivisions	682	5,299	4,583	3,248
Commercial banks and other depository institutions	27	—	222	590

Total	$28,319	$42,113	$78,678	$79,365

A maturity distribution of time certificates of deposit at March 31, 2011 and December 31, 2010, follows:

(dollars in thousands)	Maturities of Time Deposits
	March 31, 2011	December 31, 2010
Due in 2011	$29,745	$42,104
Due in 2012	27,578	19,751
Due in 2013	5,874	5,365
Due in 2014	5,682	5,389
Due in 2015	6,715	6,749
Due in 2016 and thereafter	1,965	7

Total	$77,559	$79,365

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $23,232,000 and $23,351,000 at March 31, 2011 and December 31, 2010, respectively. Interest expense on certificates of deposit of $100,000 or more was $121,100 and $171,217 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	March 31, 2011	December 31, 2010
Three Months or Less	$2,941	$4,217
Over Three and Less than Six Months	3,425	2,842
Over Six and Less than Twelve Months	6,999	5,798
Over Twelve Months	9,867	10,494

Total	$23,232	$23,351

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2011 was approximately $43.1 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,755,309 and $3,775,583 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 the subsidiary bank had three fixed rate amortizing advances which totaled $3,755,309 with a weighted average interest rate of 4.78% of which $2,139,348 will mature in 2018 and $1,615,961 will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at March 31, 2011 and December 31, 2010, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2011 were as follows:

December 31, 2011	$62,296
December 31, 2012	86,602
December 31, 2013	90,832
December 31, 2014	95,267
December 31, 2015	99,919
Thereafter	3,320,393

$3,755,309

NOTE 7 - REGULATORY MATTERS

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

As of March 31, 2011, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2011
Total Capital (to Risk Weighted Assets)	$30,588	20.24%	$12,093	8.0%	$15,116	10.0%
Tier I Capital (to Risk Weighted Assets)	28,701	18.99%	6,047	4.0%	9,070	6.0%
Tier I Capital (to Adjusted Total Assets)	28,701	10.32%	11,121	4.0%	13,901	5.0%
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$30,377	19.78%	$12,289	8.0%	$15,361	10.0%
Tier I Capital (to Risk Weighted Assets)	28,462	18.53%	6,144	4.0%	9,217	6.0%
Tier I Capital (to Adjusted Total Assets)	28,462	10.31%	11,045	4.0%	13,806	5.0%
Progressive Bank, N.A.
As of March 31, 2011
Total Capital (to Risk Weighted Assets)	$30,339	20.11%	$12,066	8.0%	$15,083	10.0%
Tier I Capital (to Risk Weighted Assets)	28,452	18.86%	6,033	4.0%	9,050	6.0%
Tier I Capital (to Adjusted Total Assets)	28,452	10.25%	11,107	4.0%	13,884	5.0%
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$30,121	19.68%	$12,241	8.0%	$15,302	10.0%
Tier I Capital (to Risk Weighted Assets)	28,206	18.43%	6,121	4.0%	9,181	6.0%
Tier I Capital (to Adjusted Total Assets)	28,206	10.23%	11,032	4.0%	13,789	5.0%

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 8 - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

•	Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

•

Level II: Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

•

Level III: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
Assets measured on a recurring basis:
Securities available for sale	$248	$138,575	$—	$138,823
Assets measured on a nonrecurring basis:
Impaired loans	$—	$4,543	$—	$4,543

(dollars in thousands)	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Assets measured on a recurring basis:
Securities available for sale	$248	$132,921	$—	$133,169
Assets measured on a nonrecurring basis:
Impaired loans	$—	$4,903	$—	$4,903

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 AND 2010

(Unaudited)

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The estimates of fair values of financial instruments are summarized as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,197	$14,197	$9,933	$9,933
Investment securities	138,823	138,823	133,169	133,169
Loans	115,324	115,641	119,308	120,493
Bank owned life insurance	3,441	3,441	3,415	3,415
Accrued interest receivable	1,270	1,270	1,095	1,095
Financial liabilities:
Deposits	234,116	212,320	228,475	208,813
Federal funds purchased and repurchase agreements	13,898	13,898	13,477	13,477
FHLB and other long term borrowings	3,755	3,755	3,776	3,776
Accrued interest payable	247	247	277	277

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2011	2010	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Total interest income	$2,862	$2,997	$11,858	$12,914	$13,514	$13,708
Total interest expense	603	871	3,056	4,328	5,275	5,431
Net interest income	2,259	2,126	8,802	8,586	8,239	8,277
Provision for loan losses	30	30	220	184	—	(100)
Total other income	287	295	1,977	1,791	1,488	1,410
Total other expenses	1,904	1,897	7,723	7,592	7,009	7,272
Income before income taxes	612	494	2,836	2,601	2,718	2,515
Net income	550	461	2,339	2,305	2,206	2,036
PER SHARE DATA (1)
Net income	$0.33	$0.28	$1.42	$1.39	$1.33	$1.23
Cash dividends declared	0.19	0.18	0.73	0.73	0.71	0.70
Book value per share	19.08	18.89	18.82	18.64	17.39	16.47
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$119,581	$127,150	$124,074	$128,206	$120,722	$120,409
Investment securities	130,226	112,034	116,990	112,142	108,114	109,278
Deposits - interest bearing	203,493	194,223	198,042	190,981	182,450	182,682
Stockholders’ equity	30,088	28,940	29,415	28,192	27,295	26,223
Total assets	279,665	268,494	273,778	266,414	258,275	253,930
BALANCE SHEET
Investments	$138,823	$126,094	$133,169	$115,997	$112,366	$106,647
Loans	117,324	126,266	121,367	128,581	124,635	121,739
Allowance for loan losses	(2,000)	(1,906)	(2,059)	(1,894)	(1,923)	(2,043)
Other assets	29,756	32,825	25,482	28,447	23,086	26,844

Total Assets	$283,903	$283,279	$277,959	$271,131	$258,164	$253,187

Deposits	$234,116	$222,753	$228,475	$221,246	$206,385	$203,127
Federal funds purchased and repurchase agreements	13,898	13,182	13,477	11,025	11,013	12,196
FHLB borrowings	3,755	7,335	3,776	7,354	10,929	9,298
Other liabilities	590	8,788	1,130	700	1,100	1,351
Stockholders’ equity	31,544	31,221	31,101	30,806	28,737	27,215

Total Liabilities and Stockholders’ equity	$283,903	$283,279	$277,959	$271,131	$258,164	$253,187

SELECTED RATIOS
Return on average assets	0.80%	0.70%	0.85%	0.87%	0.85%	0.80%
Return on average equity	7.41%	6.46%	7.95%	8.18%	8.08%	7.76%
Average equity to average assets	10.76%	10.78%	10.74%	10.58%	10.57%	10.33%
Dividend payout ratio (1)	57.58%	64.29%	51.41%	52.52%	53.38%	56.91%
Loan to Deposit ratio	50.11%	56.68%	53.12%	58.12%	60.39%	59.93%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 20, 2010 and the 4 percent common stock dividend to shareholders of record on October 1, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-Looking Information: Certain information contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. These statements are subject to important factors that could cause action results to differ materially from those contemplated by such statements, including without limitation, the effect of changing economic conditions, changes in interest rates, changes in lending activities, changes in state and federal regulations, and other external factors which may materially impact the Company’s operational and financial performance. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to the parent company and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform; competitive conditions in the financial services industry; rapidly changing technology affecting financial services, and/or other external developments materially impacting the Company’s operational and financial performance. The Company does not assume any duty to update forward-looking statements.

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

OVERVIEW

The Company reported net income of $549,907 or $.33 per share for the three months ended March 31, 2011 compared to $460,651 or $.28 per share for the same period during 2010. The increase in net income for the three months ended March 31, 2011 as compared to the same period in 2010 of $89,256 or 19.4% was primarily the result of increases in net interest income, offset in part by increases in noninterest expenses and income tax expense combined with the decrease in noninterest income. Net interest income increased $133,231 or 6.3%, primarily due to the decrease in the interest expense paid on interest bearing liabilities combined with the increase in the interest earned on investment securities, offset in part by a decline in the interest and fees earned on loans. Noninterest expenses increased $6,430 or .3% during the three month period ended March 31, 2011 as compared to the same period in 2010 primarily due to the increases in other operating expenses, as well as increases in salary and employee benefits expense, offset in part by a decline in occupancy expenses. Noninterest income fell $8,407 or 2.9% primarily due to the decline in service charges and fees earned on deposit accounts, which was offset in part by increases in other operating income and in the net change in the gains (losses) on sales of investment securities. Income tax expense increased during the first quarter of 2011 as compared to the same period in 2010 primarily due to the increase of $118,394 in pre-taxable income. The ROA was .80% for the three months ended March 31, 2011 as compared to .70% for the same period of the prior year. For the three months ended March 31, 2011 compared to March 31, 2010, the ROE was 7.41% and 6.46%, respectively.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2011

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table One presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010.

For the three months ended March 31, 2011, net interest income increased $133,231 or 6.3%, from the same period in 2010. The increase in net interest income was primarily due to the decrease in the interest paid on interest bearing liabilities combined with the increase in the interest earned on investment securities, offset in part by the decline in the yield earned on loans. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 4.00% at March 31, 2011 as compared to 3.90% at December 31, 2010. The average volume of earning assets increased $6.9 million or 2.7% from December 31, 2010 to March 31, 2011.

Interest and fees on loans decreased $137,797 or 7.6%, from the same period in 2010 primarily due to the decline in the average loan volume combined with the decrease in the yield earned on loans. The taxable equivalent yield on loans fell 4 basis points, to 6.04% at March 31, 2011 from 6.08% at December 31, 2010. The average balance on loans decreased $4.5 million or 3.6% since December 31, 2010. The decrease in loan volume was primarily due to an decreased demand for commercial and commercial real estate loans, as well as consumer loans.

During the first quarter of 2011, interest income on investment securities increased $7,491 or .7% as compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the increase in the average volume, offset in part by the decline in the yield earned on investment securities. The average volume of the investment portfolio increased approximately $13.2 million from December 31, 2010 to March 31, 2011. The taxable equivalent yield on investment securities declined 27 basis points, to 4.35% at March 31, 2011 from 4.62% at December 31, 2010 and fell 56 basis points from March 31, 2010.

Interest expense decreased $268,764 or 30.9% during the three months ended March 31, 2011 as compared to the same period in 2010. The decrease in interest expense was primarily due to decreases in the average yield paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 30 basis points, from 1.41% at December 31, 2010 to 1.11% at March 31, 2011, while the average volume grew $3.6 million or 1.7% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on interest bearing deposits combined with a reduction in the average yield paid on repurchase agreements and other borrowings.

Noninterest Income

Noninterest income decreased $8,407 or 2.9% for the three months ended March 31, 2011 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decline in service charges and other fee income, partially offset by increases in other operating income and an increase in the net gains on sales of investment securities.

Service charges and other fees represent the major component of noninterest income. These charges are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $33,407 in the first three months of 2011 as compared to the same period in 2010, down 22.9%, from 2010. Approximately $29,200 of the decrease related primarily to the decline in overdraft charges.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2011, other operating income increased $24,828 or 16.7% compared to the same period in 2010. The increase in other operating income during the three month period ended March 31, 2011 as compared to the same period in the prior year was primarily due to the increase in ATM fees, sales of checkbooks and in the income earned on loans sold to the FHLB, offset in part by decreases in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

Noninterest Expense

Noninterest expense increased $6,430 or .3% for the three months ended March 31, 2011 as compared to same period of the prior year. The increase in noninterest expense was primarily due to increases in other operating expenses and salary and employee benefits expenses, offset in part by the decrease in occupancy expenses.

Other operating expense increased $13,144, or 2.2%, compared to the same period of the prior year. The increase in other operating expenses was primarily due to a rise in service expenses, director fees, advertising expenses and regulatory assessments during the three month period ended March 31, 2011 as compared to the same period in 2010, offset in part by decreases in office supplies and other taxes.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010. Average balance sheet information for the periods ended March 31, 2011 and 2010 and December 31, 2010 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) March 31, 2011			December 31, 2010			(Unaudited) March 31, 2010
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U.S. Government agencies	$36,075	$259	2.91%	$30,220	$953	3.15%	$26,354	$197	3.03%
Mortgage backed securities	60,142	557	3.76%	58,419	2,470	4.23%	57,402	662	4.68%
States and political subdivisions	33,824	351	4.21%	28,116	1,199	4.26%	28,037	300	4.34%
Other securities	185	1	2.19%	235	4	1.70%	241	1	1.68%

Total Investment securities:	130,226	1,168	3.64%	116,990	4,626	3.95%	112,034	1,160	4.20%
Interest bearing deposits	10,687	6	0.23%	12,416	35	0.28%	10,121	11	0.44%
Federal funds sold	—	—	0.00%	58	—	0.00%	236	—	0.00%
Loans, net of unearned income	119,581	1,684	5.71%	124,074	7,182	5.79%	127,150	1,822	5.81%
Other earning assets	1,407	4	1.15%	1,481	15	1.01%	1,492	4	1.09%

Total earning assets	261,901	2,862	4.43%	255,019	11,858	4.65%	251,033	2,997	4.84%
Other assets	19,774			20,818			19,369
Allowance for loan losses	(2,010)			(2,059)			(1,908)

Total Assets	$279,665			$273,778			$268,494

LIABILITIES
Time deposits	$78,537	$408	2.11%	$83,399	$2,085	2.50%	$85,829	$595	2.81%
Savings deposits	81,177	106	0.53%	73,936	484	0.65%	69,673	133	0.77%
Interest bearing demand deposits	43,779	18	0.17%	40,707	89	0.22%	38,721	26	0.27%
Federal funds purchased and repurchase agreements	13,636	25	0.74%	13,437	112	0.83%	11,823	26	0.89%
FHLB and other long-term borrowings	3,765	45	4.85%	5,799	286	4.93%	7,344	91	5.03%

Total interest bearing liabilities	220,894	602	1.11%	217,278	3,056	1.41%	213,390	871	1.66%
Demand deposits	27,831			26,030			25,312
Other liabilities	852			1,055			852

Total Liabilities	249,577			244,363			239,554
STOCKHOLDERS’ EQUITY	30,088			29,415			28,940

Total Liabilities and Stockholders’ Equity	$279,665			$273,778			$268,494

Net yield on earning assets		$2,260	3.50%		$8,802	3.45%		$2,126	3.43%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2011 and 2010, and the year ended December 31, 2010, respectively. The effect of this adjustment is presented below.

Investment securities	$130,226	$1,396	4.35%	$116,990	$5,402	4.62%	$112,034	$1,355	4.91%
Loans	119,581	1,780	6.04%	124,074	7,539	6.08%	127,150	1,904	6.07%

Total earning assets	$261,901	$3,186	4.93%	$255,019	$12,991	5.09%	$251,033	$3,274	5.29%

Taxable equivalent net yield on earning assets		$2,584	4.00%		$9,935	3.90%		$2,403	3.88%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2011 - (Continued)

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2011	2010
Directors’ fees	$31,100	$24,175
Stationery and supplies	37,786	45,088
Regulatory assessment and deposit insurance	103,307	102,352
Advertising	17,921	12,207
Postage and transportation	41,861	41,748
Other taxes	47,196	53,121
Service expense	102,922	84,115
Other	230,466	236,609

Total	$612,559	$599,415

Income Taxes

Income tax expense for the three month period ended March 31, 2011 was $62,396, increasing 87.6% compared to the same period in 2010. Income tax expense increased primarily due to the increase in pre-taxable income of $118,394, offset in part by the increase in tax-exempt income during the first three months of 2011 over the same period in 2010. Components of the income tax expense for March 31, 2011 were $37,827 for federal taxes and $24,569 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010.

Balance Sheet Analysis

Investments

Investment securities increased approximately $5.7 million or 4.3% from December 31, 2010 to March 31, 2011. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 74.8% of total securities at March 31, 2011, as compared to 74.6% at December 31, 2010. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, increased 4.3% from December 31, 2010 and represented 100% of the investment portfolio at March 31, 2011. The increase in the available for sale securities was primarily due to the purchase of obligations of U.S Government agency and corporation securities , obligations of states and political subdivisions and mortgage backed securities. The Company did not have any investment securities classified as held to maturity securities at March 31, 2011 and December 31, 2010. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above book value by $1,942,082 and $1,610,549 at March 31, 2011 and December 31, 2010, respectively.

Loans

Total loans, net of unearned income, declined $4,042,817 or 3.3% from December 31, 2010 to March 31, 2011. The decrease in total loans in 2011 was primarily due to the decreases in consumer loans, consumer real estate loans, commercial real estate loans and commercial and other loans which decreased $1,096,000 $1,449,000, $484,000 and $1,014,000, respectively. The decrease in consumer loans during the first quarter of 2011 was primarily due to the decline in installment loans to individuals. The decrease in consumer real estate loans was primarily in residential real estate loans and home equity lines of credit during the first quarter of 2011. During 2011, the decrease in commercial real estate loans was primarily due to the decrease in loans secured by non-farm non-residential commercial real estate as well as the decrease in multi-family residential loans. Commercial loans declined during 2011 primarily in commercial and industrial loans and in non-rated industrial development obligations.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-seven percent (47%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised twenty-eight percent (28%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised seventeen percent (17%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised eight percent (8%) of the loan portfolio. There was no change in the composition of the loan portfolio from December 31, 2010 to March 31, 2011.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	(Unaudited) March 31, 2011			December 31, 2010
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$155	$20	$130	$155	$21	$132
Commercial real estate - nonfarm, nonresidential property	361	5,835	42,568	736	6,097	42,362
Commercial	1,156	2,981	2,301	1,519	2,875	2,638
Nonrated industrial development obligations	959	5,489	6,606	997	5,770	6,694

Total	$2,631	$14,325	$51,605	$3,407	$14,763	$51,826

The following table presents an analysis of fixed and variable rate loans as of March 31, 2011 and December 31, 2010 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	(Unaudited) March 31, 2011			December 31, 2010
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,608	$10,227	$9,530	$2,197	$10,503	$9,607
Variable Rates	1,023	4,098	42,075	1,210	4,260	42,219

Total	$2,631	$14,325	$51,605	$3,407	$14,763	$51,826

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $10,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $7,858,945 and $6,758,928 as of March 31, 2011 and December 31, 2010, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $250,865 and $232,888 at March 31, 2011 and December 31, 2010, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectability of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $4,751,000 at March 31, 2011 as compared to $4,939,000 at December 31, 2010. Non-performing loans decreased $188,000 in 2011. The decrease in non-performing loans in 2011 was primarily due to decreases in non-accrual loans, offset in part by the increase in other real estate loans and loans past due 90 days or more.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Non-performing Loans - (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	March 31,	December 31, 2010
	2011	2010	2009	2008	2007
Past Due 90 Days or More:
Commercial and Other Loans	$—	$—	$—	$—	$19
Commercial real estate	—	—	—	—	—
Consumer real estate	38	28	—	—	—
Consumer	2	—	—	—	7

	40	28	—	—	26

Non-accrual:
Commercial and Other Loans	$52	$54	$2,254	$111	$79
Commercial real estate	3,928	4,147	1,195	2,866	2,165
Consumer real estate	552	688	624	282	192
Consumer	11	14	19	16	1

	$4,543	$4,903	$4,092	$3,275	$2,437

Other Real Estate	$168	$8	$173	$8	$—

Total non-performing assets	$4,751	$4,939	$4,265	$3,283	$2,463

Total non-performing assets to total loans and other real estate	4.04%	4.07%	3.31%	2.63%	2.02%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $4,543,000 or 3.9% of total loans outstanding as of March 31, 2011, as compared to $4,903,000 or 4.0% of total loans outstanding as of December 31, 2010. Non-accrual loans decreased in 2011 primarily due to one commercial real estate loan transferring into other real estate owned and by payments applied to nonaccrual loans. Loans past due 90 days or more and still accruing interest were $40,000 and $28,000 at March 31, 2011 and December 31, 2010. Other real estate owned totaled $168,000 and $8,000 at March 31, 2011 and December 31, 2010, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

The allowance for loan losses decreased $58,375 or 2.8%, since December 31, 2010. The allowance for loan losses represented 1.7% of outstanding loans as of March 31, 2011 and at December 31, 2010. Net loan charge-offs amounted to $88,375 for the three month period ended March 31, 2011, compared to loan charge-offs of $18,623 for the same period in 2010. There was a provision in the amount of $30,000 made to the allowance for loan losses during the three months ended March 31, 2011 and 2010. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2010, and the three month period ended March 31, 2011. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) March 2011		December 31,
			2010		2009		2008		2007
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and Other Loans	$208	16.6%	$212	16.9%	$203	16.1%	$202	17.7%	$147	16.4%
Commercial real estate	1,473	47.8	1,511	46.5	1,345	45.5	1,350	41.8	1,498	43.0
Consumer real estate	264	27.8	272	28.1	267	28.2	267	29.2	267	30.0
Consumer	55	7.8	64	8.5	79	10.2	104	11.3	131	10.6

Total	$2,000	100.0%	$2,059	100.0%	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rates and the Company’s need for certain types of deposit growth. Total deposits increased approximately $5.6 million or 2.5% during the first three months of 2011. Since year end the increase in total deposits was primarily due to increases in interest bearing and noninterest bearing demand deposits, and savings deposits which increased approximately $2,633,000, $403,000 and $4,411,000, respectively, offset in part by the decrease in certificates of deposit which fell $1,806,000. At March 31, 2011, noninterest bearing deposits comprised 12% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 88% of total deposits. There was no change in the deposit mix from December 31, 2010 to March 31, 2011.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2011 and December 31, 2010. Repurchase agreements increased $420,181 or 3.1%, from December 31, 2010 to March 31, 2011. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased .8% during the three month period ended March 31, 2011 entirely from current earnings after quarterly dividends, and a .6% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.1% and 11.2% of total assets at March 31, 2011 and December 31, 2010, respectively. The Company paid dividends of $.19 per share during the three month period ended March 31, 2011 as compared to the $.18 per share paid in the three month period ended March 31, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Capital Resources (Continued)

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2011, without approval of the Comptroller of the Currency, of approximately $2,272,000, plus an additional amount equal to the bank’s net profit for 2011 up to the date of any such dividend declaration.

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $138,823,466 classified as available for sale at March 31, 2011. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $50,727,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2011 was approximately $43.1 million subject to the purchase of additional FHLB stock. At March 31, 2011, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2011. At March 31, 2011 and December 31, 2010, the Company had outstanding loan commitments and unused lines of credit totaling $18,099,000 and $18,484,000, respectively. As of March 31, 2011, management placed a high probability for required funding within one year of approximately $14.1 million. Approximately $3.7 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2011 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.4%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 2.8%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.8%, and given a 100 basis point decrease scenario net interest income would be increased by .8%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Not applicable to Smaller Reporting Companies

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3	Defaults Upon Senior Securities

Inapplicable

Item 4	(Removed and Reserved)

Item 5	Other Information

Inapplicable

Item 6	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On March 28, 2011 a report on Form 8-K was filed which contained a press release dated March 25, 2011 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 12, 2011

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk. Incorporated herein by reference.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference. See Part 1, Notes to Consolidated Financial Statements

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.

*	Incorporated by reference to an identically numbered exhibit to the Form 10-K (File No. 001-13652) filed with the SEC on March 31, 2011.