Form 10-Q
period 2011-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2011-08-08
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock as of August 8, 2011: Common Stock, $5.00 Par Value, shares outstanding: 1,652,814 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
	(Unaudited)
Cash and due from banks	$10,158,610	$4,622,677
Due from banks - interest bearing	3,164,127	5,309,936

Total cash and cash equivalents	13,322,737	9,932,613
Investment securities:
Available-for-sale (at fair value)	140,908,219	133,168,794
Loans	117,248,511	121,367,066
Less allowance for loan losses	(2,529,232)	(2,059,025)

Net loans	114,719,279	119,308,041
Premises and equipment, net	5,750,698	5,714,121
Accrued income receivable	1,197,707	1,094,835
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,466,682	3,415,247
Other assets	3,187,882	3,680,882

Total assets	$284,197,323	$277,958,652

LIABILITIES
Noninterest bearing deposits:
Demand	$30,062,593	$28,319,278
Interest bearing deposits:
Demand	41,974,819	42,112,794
Savings	84,329,575	78,678,200
Time	76,460,570	79,364,466

Total deposits	232,827,557	228,474,738
Federal funds purchased and securities sold under agreements to repurchase	14,591,492	13,477,420
Federal Home Loan Bank borrowings	3,734,791	3,775,583
Accrued interest payable	237,410	276,662
Other liabilities	592,263	853,063

Total liabilities	251,983,513	246,857,466

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,662,814 shares issued at June 30, 2011 and December 31, 2010	8,314,070	8,314,070
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,288,403	6,288,403
Retained earnings	16,053,285	15,722,313
Accumulated other comprehensive income	1,786,152	1,004,500

Total stockholders’ equity	32,213,810	31,101,186

Total liabilities and stockholders’ equity	$284,197,323	$277,958,652

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,507,375	$1,678,332	$3,048,463	$3,378,137
Tax-exempt	134,671	129,181	278,068	251,658
Debt securities:
Taxable	856,003	918,063	1,682,098	1,787,334
Tax-exempt	373,659	289,285	715,471	580,430
Other interest income	10,976	11,082	20,340	25,665
Federal funds sold	—	—	—	8

Total interest and dividend income	2,882,684	3,025,943	5,744,440	6,023,232

INTEREST EXPENSE
Deposits	492,239	666,539	1,024,286	1,420,742
Federal funds purchased and repurchase agreements	25,426	27,127	50,785	53,610
FHLB and other long-term borrowings	44,277	90,256	89,292	180,755

Total interest expense	561,942	783,922	1,164,363	1,655,107

Net interest income	2,320,742	2,242,021	4,580,077	4,368,125
PROVISION FOR LOAN LOSSES	570,000	30,000	600,000	60,000

Net interest income after provision for loan losses	1,750,742	2,212,021	3,980,077	4,308,125

NONINTEREST INCOME
Service charges and other fees	117,492	166,470	229,926	312,311
Net gains on available for sale securities	267,704	253,267	267,876	253,267
Other operating income	160,678	157,229	334,580	306,303

Total noninterest income	545,874	576,966	832,382	871,881

NONINTEREST EXPENSE
Salary and employee benefits	938,964	940,025	1,872,721	1,865,028
Net occupancy expense of premises	347,512	361,672	704,736	734,364
Other operating expenses	621,046	631,192	1,233,605	1,230,607

Total noninterest expense	1,907,522	1,932,889	3,811,062	3,829,999

Income before income taxes	389,094	856,098	1,001,397	1,350,007
INCOME TAX EXPENSE (BENEFIT)	(20,041)	188,064	42,355	221,322

Net income	$409,135	$668,034	$959,042	$1,128,685

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,814	1,652,814	1,652,814	1,652,814

EARNINGS PER COMMON SHARE	$0.25	$0.40	$0.58	$0.68

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.37

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2010	1,662,814	$8,314,070	$6,288,403	$15,722,313	$(228,100)	$1,004,500		$31,101,186
Comprehensive income:
Net income	—	—	—	959,042	—	—	$959,042	959,042
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	781,652	781,652	781,652

Comprehensive income							$1,740,694

Cash dividend ($.38 per share)	—	—	—	(628,070)	—	—		(628,070)

BALANCE, June 30, 2011	1,662,814	$8,314,070	$6,288,403	$16,053,285	$(228,100)	$1,786,152		$32,213,810

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (loss)	Compre- hensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2009	1,599,411	$7,997,055	$5,609,357	$15,589,770	$(228,100)	$1,838,155		$30,806,237
Comprehensive income:
Net income	—	—	—	1,128,685	—	—	$1,128,685	1,128,685
Other comprehensive income, net of tax
Unrealized gains on securities net of reclassification adjustment (see disclosure)	—	—	—	—	—	903,618	903,618	903,618

Comprehensive income							$2,032,303

Cash dividend ($.37 per share)	—	—	—	(603,976)	—	—		(603,976)

BALANCE, June 30, 2010	1,599,411	$7,997,055	$5,609,357	$16,114,479	$(228,100)	$2,741,773		$32,234,564

			For the Six Months Ended June 30,
			2011	2010
Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during the period			$948,727	$1,061,581
Less reclassification adjustment for gains included in net income			167,075	157,963

Net unrealized gains on securities			$781,652	$903,618

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$959,042	$1,128,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600,000	60,000
Depreciation and amortization	239,093	233,453
Amortization of investment securities, net	115,235	94,491
Investment security gains	(267,876)	(253,267)
Increase in cash surrender value of bank-owned life insurance	(51,435)	(52,262)
Decrease (increase) in interest receivable	(102,872)	85,308
Decrease in interest payable	(39,252)	(62,115)
Other, net	(239,401)	(26,407)

Net cash provided by operating activities	1,212,534	1,207,886

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	3,938,394	6,589,624
Proceeds from sales of securities available-for-sale	12,976,045	7,756,278
Proceeds from maturities of securities available-for-sale	18,278,903	26,822,474
Principal collected on mortgage-backed securities	9,843,171	6,099,727
Purchases of securities available-for-sale	(47,431,650)	(51,038,044)
Recoveries on loans previously charged-off	50,368	425
Purchases of premises and equipment	(275,670)	(989,089)

Net cash used in investing activities	(2,620,439)	(4,758,605)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,352,819	(215,937)
Dividends paid	(628,070)	(603,976)
Increase in short-term borrowings	1,114,072	2,407,244
Decrease in FHLB and other long-term borrowings	(40,792)	(38,894)

Net cash provided by financing activities	4,798,029	1,548,437

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,390,124	(2,002,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,932,613	13,353,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,322,737	$11,351,507

Supplemental Disclosures:
Cash Paid for Interest	$1,203,615	$1,717,222
Cash Paid for Income Taxes	$55,000	$21,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At June 30, 2011 and December 31, 2010 there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

June 30, 2011 AND 2010

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

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2011 and December 31, 2010, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2009 provides for a maximum commitment of $10,000,000. This commitment expires on December 28, 2011. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $7,808,285 and $6,758,928 as of June 30, 2011 and December 31, 2010, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $230,525 and $232,888 at June 30, 2011 and December 31, 2010, respectively. The amount of income recognized as of a result of this agreement was $30,157 and $21,579 for the six month periods ended June 30, 2011 and 2010, respectively.

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

In terms of the Company’s’s loan portfolio, the commercial and industrial loans and commercial real estate loans are deemed to have more risk than the consumer real estate loans and other consumer loans in the portfolio. The commercial loans not secured by real estate are highly dependent on financial condition and are more dependent on economic conditions. The commercial loans secured by real estate are also dependent on economic conditions but generally have stronger forms of collateral. More recently, commercial real estate has been negatively impacted by devaluation so these commercial loans carry a higher qualitative factor for changes in the value of collateral. The commercial loans and commercial real estate loans have historically been responsible for the majority of the Company’s delinquencies, non-accrual loans, and charge-offs so both of these categories carry higher qualitative factors than consumer real estate loans and other consumer loans. The Company has historically experienced very low levels of consumer real estate and consumer loan charge-offs so these qualitative factors are set lower than the commercial real estate and commercial and industrial loans.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,529,232 at June 30, 2011, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,466,682 and $3,415,247 at June 30, 2011 and December 31, 2010, respectively. The death benefit value of the bank-owned life insurance at June 30, 2011 and at December 31, 2010 was $8.6 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $18,246 and $15,519 for the three month periods ended June 30, 2011 and 2010, respectively. For the six month periods ended June 30, 2011 and 2010 advertising expenses amounted to $58,369 and $27,726, respectively

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed generally using the straight-line method over the estimated useful lives of the assets. When units of property are disposed of, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against income. Cost of repairs and maintenance is charged to expense as incurred. Additions and improvements are capitalized at cost.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

Comprehensive Income: The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2011 and June 30, 2010. Other comprehensive income comprises unrealized holding gains (losses) on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity. The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Before-tax amount	$921,719	$1,037,695	$1,253,250	$1,448,802
Tax effect	(346,843)	(390,485)	(471,598)	(545,184)

Net of tax effect	574,876	647,210	781,652	903,618
Net income as reported	409,135	668,034	959,042	1,128,685

Total comprehensive income (loss)	$984,011	$1,315,244	$1,740,694	$2,032,303

Recent Accounting Pronouncements: In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and did not have a significant impact on the Company’s financial statements.

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

June 30, 2011 AND 2010

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at June 30, 2011 and December 31, 2010:

	(Expressed in thousands)
	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$40,260	$151	$(247)	$40,164
Obligations of states and political subdivisions	35,790	1,336	(80)	37,046
Mortgage-backed securities U.S. sponsored entities	61,773	1,736	(51)	63,458
Equity securities	221	19	—	240

Total available-for-sale	138,044	3,242	(378)	140,908

Total	$138,044	$3,242	$(378)	$140,908

	(Expressed in thousands)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$36,024	$120	$(446)	$35,698
Obligations of states and political subdivisions	33,738	678	(125)	34,291
Mortgage-backed securities U.S. sponsored entities	61,580	1,828	(458)	62,950
Equity securities	216	14	—	230

Total available-for-sale	131,558	2,640	(1,029)	133,169

Total	$131,558	$2,640	$(1,029)	$133,169

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There were 21 and 30 positions that were temporarily impaired at June 30, 2011 and December 31, 2010, respectively.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	(Expressed in thousands)
	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$18,992	$(247)	$—	$—	$18,992	$(247)
Obligations of states and political subdivisions	2,945	(63)	483	(17)	3,428	(80)
Mortgage-backed securities U.S. sponsored entities	3,924	(50)	128	(1)	4,052	(51)

Total debt securities	25,861	(360)	611	(18)	26,472	(378)
Equity securities	2	—	—	—	2	—

Total	$25,863	$(360)	$611	$(18)	$26,474	$(378)

	(Expressed in thousands)
	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$15,542	$(446)	$—	$—	$15,542	$(446)
Obligations of states and political subdivisions	6,056	(125)	—	—	6,056	(125)
Mortgage-backed securities U.S. sponsored entities	17,291	(457)	266	(1)	17,557	(458)

Total debt securities	38,889	(1,028)	266	(1)	39,155	(1,029)
Equity securities	—	—	—	—	—	—

Total	$38,889	$(1,028)	$266	$(1)	$39,155	$(1,029)

The amortized cost and fair value of investment securities available for sale at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands)
	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,051	$2,044	$1,008	$1,016
Due after one year through five years	14,477	14,473	13,265	13,412
Due after five years through ten years	38,385	38,776	33,211	33,022
Due after ten years	21,137	21,917	22,278	22,539

	76,050	77,210	69,762	69,989
Mortgage-backed securities	61,773	63,458	61,580	62,950
Equity securities	221	240	216	230

Total	$138,044	$140,908	$131,558	$133,169

Proceeds from sales of securities available-for-sale during the six month periods ended June 30, 2011 and 2010, were $12,976,045 and $7,756,278 respectively. During the six months ended June 30, 2011, gross gains of $283,795 and gross losses of $15,919 were realized on those sales. Gross gains of $253,823 and gross losses of $556 were realized on those sales during the six months ended June 30, 2010. Proceeds from sales of securities available-for-sale for the three month periods ended June 30, 2011 and 2010, were $12,969,537 and $7,756,278 respectively. For the three months ended June 30, 2011, gross gains of $283,508 and gross losses of $15,804 were realized on those sales. Gross gains of $253,824 and gross losses of $557 were realized during the three months ended June 30, 2010. Assets carried at $54,125,000 and $31,931,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2011 and December 31, 2010 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2011			December 31, 2010
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.10%	$18	$18	0.20%
After One But Within Five Years	12,266	12,179	2.30	10,020	10,090	2.79
After Five But Within Ten Years	27,989	27,980	3.03	25,984	25,586	2.92
After Ten Years	3	3	0.89	4	4	0.88

	40,260	40,164	2.81	36,026	35,698	2.88
States & Political Subdivisions
Within One Year	2,050	2,042	5.31	990	999	4.39
After One But Within Five Years	2,210	2,294	5.50	3,246	3,322	5.57
After Five But Within Ten Years	10,397	10,796	5.70	7,227	7,435	5.78
After Ten Years	21,133	21,914	6.44	22,274	22,535	6.38

	35,790	37,046	6.10	33,737	34,291	6.11
Mortgage-Backed Securities	61,773	63,458	3.77	61,580	62,950	3.98
Equity Securities	221	240	1.81	215	230	2.44

Total	$138,044	$140,908	4.11%	$131,558	$133,169	4.23%

NOTE 3 - LOANS AND LEASES

Loans outstanding at June 30, 2011 and December 31, 2010 are as follows:

	(Expressed in Thousands)
	June 30, 2011	December 31, 2010
Consumer Real Estate:
Construction	$147	$308
Farmland	231	246
Residential 1-4 Family	26,146	28,089
Home Equity Loans	2,761	2,976
Home Equity Lines of Credit	2,264	2,447

Total Consumer Real Estate	31,549	34,066
Commercial Real Estate:
Non-farm, non-residential	52,176	49,195
Multifamily (5 or more) residential properties	7,391	7,458

Total Commercial Real Estate	59,567	56,653
Commercial and Other Loans:
Commercial	5,855	7,033
Non-rated industrial development obligations	11,912	13,460
Other loans	81	39

Total Commercial and Other Loans	17,848	20,532
Consumer Loans:
Installment and other loans to individuals	7,906	9,696
Credit Cards	505	573

Total Consumer Loans	8,411	10,269

Total loans	$117,375	$121,520
Less unearned interest and deferred fees	127	153

Net loans	$117,248	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

Non-accrual loans amounted to $4,284,591 and $4,902,515 at June 30, 2011 and December 31, 2010, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $186,445, $146,900 and $289,590 for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010, respectively.

The following tables present the contractual aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2011
	Current	Loans 30-59 days Past Due	Loans 60-89 days Past Due	Loans 90 or more days Past Due	Total Past Due	Non- Accrual	Total Loans
Commercial and Other Loans	$17,805	$—	$—	$—	$—	$43	$17,848
Commercial real estate	55,502	360	—	—	360	3,705	59,567
Consumer real estate	30,848	100	37	37	174	527	31,549
Consumer	8,351	36	9	5	50	10	8,411
Unearned interest and deferred fees	(127)	—	—	—	—	—	(127)

Total	$112,379	$496	$46	$42	$584	$4,285	$117,248

	December 31, 2010
	Current	Loans 30-59 days Past Due	Loans 60-89 days Past Due	Loans 90 or more days Past Due	Total Past Due	Non- Accrual	Total Loans
Commercial and Other Loans	$20,369	$109	$—	$—	$109	$54	$20,532
Commercial real estate	52,451	29	26	—	55	4,147	56,653
Consumer real estate	33,247	103	—	28	131	688	34,066
Consumer	10,218	34	3	—	37	14	10,269
Unearned interest and deferred fees	(153)	—	—	—	—	—	(153)

Total	$116,132	$275	$29	$28	$332	$4,903	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$17,806	$—	$42	$—	$17,848
Commercial Real Estate	45,477	6,307	7,036	747	59,567
Construction and Land Development	378	—	—	—	378

Total	$63,661	$6,307	$7,078	$747	$77,793

Current	$63,623	$6,307	$3,718	$—	$73,648
Past Due 30-59 days	38	0	360	—	398
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	3,000	747	3,747

Total	$63,661	$6,307	$7,078	$747	$77,793

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$19,735	$743	$54	$—	$20,532
Commercial Real Estate	42,050	6,388	8,215	—	56,653
Construction and Land Development	399	—	155	—	554

Total	$62,184	$7,131	$8,424	$—	$77,739

Current	$62,184	$7,131	$4,194	$—	$73,509
Past Due 30-59 days	—	—	29	—	29
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	4,201	—	4,201

Total	$62,184	$7,131	$8,424	$—	$77,739

For consumer and residential real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Performing	Non- performing	Total
Consumer	$8,396	$15	$8,411
Consumer Real Estate	30,607	564	31,171

Total	$39,003	$579	$39,582

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

December 31, 2010	Performing	Non- performing	Total
Consumer	$10,255	$14	$10,269
Consumer Real Estate	32,796	716	33,512

Total	$43,051	$730	$43,781

	(Expressed in Thousands)
	June 30, 2011	December 31, 2010
Average investment in impaired loans	$4,436	$5,062

Related allowance for loan losses	747	256

Partial charge-offs	—	—

Interest income recognized on a cash basis on impaired loans	—	—

No additional funds are committed to be advanced in connection with impaired loans.

Impaired loans at June 30, 2011 and December 31, 2010 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	June 30, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Other Loans	$42	$42	$—	$42	$—	$51
Commercial real estate	3,916	1,634	2,282	3,916	747	4,029
Consumer real estate	336	336	—	336	—	356

Total	$4,294	$2,012	$2,282	$4,294	$747	$4,436

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Other Loans	$54	$54	$—	$54	$—	$57
Commercial real estate	4,147	1,701	2,446	4,147	256	4,613
Consumer real estate	364	364	—	364	—	392

Total	$4,565	$2,119	$2,446	$4,565	$256	$5,062

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

	June 30, 2011	December 31, 2010
Balance at beginning of year	$2,059,025	$1,894,361
Additions charged to operating expense	600,000	220,000
Recoveries	50,368	10,108

Total	2,709,393	2,124,469
Less loans charged-off	180,161	65,444

Balance at end of period	$2,529,232	$2,059,025

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$208	$1,473	$264	$55	$2,000
Charge-offs	(8)	(38)	(8)	(6)	(60)
Recoveries	2	14	—	2	18
Provision	(27)	606	(7)	(1)	571

Ending Balance	$175	$2,055	$249	$50	$2,529

Loans individually evaluated for impairment	$—	$747	$—	$—	$747
Loans collectively evaluated for impairment	175	1,308	249	50	1,782

Ending Balance	$175	$2,055	$249	$50	$2,529

December 31, 2010	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$203	$1,345	$267	$79	$1,894
Charge-offs	(14)	—	—	(51)	(65)
Recoveries	—	—	—	10	10
Provision	23	166	5	26	220

Ending Balance	$212	$1,511	$272	$64	$2,059

Loans individually evaluated for impairment	$—	$256	$—	$—	$256
Loans collectively evaluated for impairment	212	1,255	272	64	1,803

Ending Balance	$212	$1,511	$272	$64	$2,059

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$—	$2,282	$—	$—	$—	$2,282
Loans collectively evaluated	17,848	57,285	31,549	8,411	(127)	114,966

Ending Balance	$17,848	$59,567	$31,549	$8,411	$(127)	$117,248

December 31, 2010
Loans individually evaluated	$—	$2,446	$—	$—	$—	$2,446
Loans collectively evaluated	20,532	54,207	34,066	10,269	(153)	118,921

Ending Balance	$20,532	$56,653	$34,066	$10,269	$(153)	$121,367

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 5 - DEPOSITS

The composition of the Bank’s deposits at June 30, 2011 and December 31, 2010 follows:

	(Expressed in Thousands)
	June 30, 2011
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$28,828	$36,937	$78,889	$72,805
United States Government	—	—	—	—
States and political subdivisions	1,194	5,038	5,149	3,066
Commercial banks and other depository institutions	41	—	291	590

Total	$30,063	$41,975	$84,329	$76,461

	(Expressed in Thousands)
	December 31, 2010
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$27,598	$36,814	$73,873	$75,527
United States Government	12	—	—	—
States and political subdivisions	682	5,299	4,583	3,248
Commercial banks and other depository institutions	27	—	222	590

Total	$28,319	$42,113	$78,678	$79,365

A maturity distribution of time certificates of deposit at June 30, 2011 and December 31, 2010, follows:

	Maturities of Time Deposits
(dollars in thousands)	June 30, 2011	December 31, 2010
Due in 2011	$21,856	$42,104
Due in 2012	32,089	19,751
Due in 2013	6,473	5,365
Due in 2014	5,937	5,389
Due in 2015	6,720	6,749
Due in 2016 and thereafter	3,386	7

Total	$76,461	$79,365

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $22,639,000 and $23,351,000 at June 30, 2011 and December 31, 2010, respectively. Interest expense on certificates of deposit of $100,000 or more was $104,188 and $141,270 for the three months ended June 30, 2011 and 2010, respectively. Interest expense on certificates of deposit of $100,000 or more was $225,288 and $312,487 for the six months ended June 30, 2011 and 2010, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	June 30, 2011	December 31, 2010
Three Months or Less	$3,535	$4,217
Over Three and Less than Six Months	3,309	2,842
Over Six and Less than Twelve Months	6,253	5,798
Over Twelve Months	9,542	10,494

Total	$22,639	$23,351

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

(Unaudited)

NOTE 6 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2011 was approximately $40.4 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,734,791 and $3,775,583 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 the subsidiary bank had three fixed rate amortizing advances which totaled $3,734,791 with a weighted average interest rate of 4.78% of which $2,126,058 will mature in 2018 and $1,608,733 will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank (“FHLB”). The maximum credit available under this agreement is $7.0 million and expires December 2011. There were no borrowings outstanding under this agreement at June 30, 2011 and December 31, 2010, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2011 were as follows:

December 31, 2011	$41,778
December 31, 2012	86,602
December 31, 2013	90,832
December 31, 2014	95,267
December 31, 2015	99,919
Thereafter	3,320,393

$3,734,791

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

As of June 30, 2011, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2011
Total Capital (to Risk Weighted Assets)	$30,613	21.12%	$11,594	8.00%	$14,493	10.00%
Tier I Capital (to Risk Weighted Assets)	28,796	19.87%	5,797	4.00%	8,696	6.00%
Tier I Capital (to Adjusted Total Assets)	28,796	10.20%	11,292	4.00%	14,115	5.00%
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$30,377	19.78%	$12,289	8.0%	$15,361	10.0%
Tier I Capital (to Risk Weighted Assets)	28,462	18.53%	6,144	4.0%	9,217	6.0%
Tier I Capital (to Adjusted Total Assets)	28,462	10.31%	11,045	4.0%	13,806	5.0%
Progressive Bank, N.A.
As of June 30, 2011
Total Capital (to Risk Weighted Assets)	$30,373	21.00%	$11,569	8.00%	$14,461	10.00%
Tier I Capital (to Risk Weighted Assets)	28,556	19.75%	5,784	4.00%	8,677	6.00%
Tier I Capital (to Adjusted Total Assets)	28,556	10.13%	11,279	4.00%	14,098	5.00%
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$30,121	19.68%	$12,241	8.0%	$15,302	10.0%
Tier I Capital (to Risk Weighted Assets)	28,206	18.43%	6,121	4.0%	9,181	6.0%
Tier I Capital (to Adjusted Total Assets)	28,206	10.23%	11,032	4.0%	13,789	5.0%

First West Virginia Bancorp, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 AND 2010

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

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$40,164	$—	$40,164
Obligations of states and political subdivisions	—	37,046	—	37,046
Mortgage-backed securities
U.S. Sponsored entities	—	63,458	—	63,458
Private Label	—	—	—	—

Subtotal mortgage-backed securities	—	63,458	—	63,458
Equity securities	240	—	—	240

Total securities available for sale:	$240	$140,668	$—	$140,908

Assets measured on a nonrecurring basis:
Impaired loans	$—	$4,285	$—	$0

	December 31, 2010
(dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$35,698	$—	$35,698
Obligations of states and political subdivisions	—	34,291	—	34,291
Mortgage-backed securities
U.S. Sponsored entities	—	62,950	—	62,950
Private Label	—	—	—	—

Subtotal mortgage-backed securities	—	62,950	—	62,950
Equity securities	230	—	—	230

Total securities available for sale:	$230	$132,939	$—	$133,169

Assets measured on a nonrecurring basis:
Impaired loans	$—	$4,903	$—	$4,903

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

June 30, 2011 AND 2010

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

The estimates of fair values of financial instruments are summarized as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,323	$13,323	$9,933	$9,933
Investment securities	140,908	140,908	133,169	133,169
Loans	114,719	112,441	119,308	120,493
Bank owned life insurance	3,467	3,467	3,415	3,415
Accrued interest receivable	1,198	1,198	1,095	1,095
Financial liabilities:
Deposits	232,828	211,900	228,475	208,813
Federal funds purchased and repurchase agreements	14,591	14,591	13,477	13,477
FHLB and other long term borrowings	3,735	3,735	3,776	3,776
Accrued interest payable	237	237	277	277

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2011	2010	2011	2010	2010	2009	2008
SUMMARY OF OPERATIONS
Total interest income	$2,883	$3,026	$5,744	$6,023	11,858	$12,914	$13,514
Total interest expense	562	784	1,164	1,655	3,056	4,328	5,275
Net interest income	2,321	2,242	4,580	4,368	8,802	8,586	8,239
Provision for loan losses	570	30	600	60	220	184	—
Total other income	546	577	832	872	1,977	1,791	1,488
Total other expenses	1,908	1,933	3,811	3,830	7,723	7,592	7,009
Income before income taxes	389	856	1,001	1,350	2,836	2,601	2,718
Net income	409	668	959	1,129	2,339	2,305	2,206
PER SHARE DATA (1)
Net income	$0.25	$0.40	$0.58	$0.68	1.42	$1.39	$1.33
Cash dividends declared	0.19	0.19	0.38	0.37	0.73	0.73	0.71
Book value per share	19.49	18.32	19.49	18.32	18.82	18.64	17.39
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$116,006	$124,136	$117,775	$125,635	124,074	$128,206	$120,722
Investment securities	136,513	115,978	133,387	114,017	116,990	112,142	108,114
Deposits - interest bearing	205,421	196,049	204,462	195,142	198,042	190,981	182,450
Stockholders’ equity	30,456	29,198	30,267	29,071	29,415	28,192	27,295
Total assets	283,943	272,169	281,816	270,342	273,778	266,414	258,275
SELECTED RATIOS
Return on average assets	0.58%	0.98%	0.69%	0.84%	0.85%	0.87%	0.85%
Return on average equity	5.39%	9.18%	6.39%	7.83%	7.95%	8.18%	8.08%
Average equity to average assets	10.73%	10.73%	10.74%	10.75%	10.74%	10.58%	10.57%
Dividend payout ratio (1)	76.00%	47.50%	65.52%	54.41%	51.41%	52.52%	53.38%
Loan to Deposit ratio	50.36%	55.18%	50.36%	55.18%	53.12%	58.12%	60.39%

	(Unaudited)
	June 30,		December 31,
	2011	2010	2010	2009	2008
BALANCE SHEET
Investments	$140,908	$127,964	$133,169	$115,997	$112,366
Loans	117,248	121,959	121,367	128,581	124,635
Allowance for loan losses	(2,529)	(1,922)	(2,059)	(1,894)	(1,923)
Other assets	28,570	27,041	25,482	28,447	23,086

Total Assets	$284,197	$275,042	$277,959	$271,131	$258,164

Deposits	$232,828	$221,030	$228,475	$221,246	$206,385
Federal funds purchased and repurchase agreements	14,591	13,433	13,477	11,025	11,013
FHLB borrowings	3,735	7,315	3,776	7,354	10,929
Other liabilities	829	1,029	1,130	700	1,100
Stockholders’ equity	32,214	32,235	31,101	30,806	28,737

Total Liabilities and Stockholders’ equity	$284,197	$275,042	$277,959	$271,131	$258,164

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 20, 2010 and the 4 percent common stock dividend to shareholders of record on October 1, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2011 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $959,042 or $.58 per share for the six months ended June 30, 2011 compared to $1,128,685 or $.68 per share for the same period during 2010. The decrease in net income for the six months ended June 30, 2011 as compared to the same period in 2010 of $169,643 or 15.0% was primarily the result of the increase in the provision for loan losses combined with the decrease in noninterest income, offset in part by the increase in net interest income and decreases in noninterest expenses and in income tax expense. Net interest income increased $211,952 or 4.9%, primarily due to the decrease in the interest expense paid on interest bearing liabilities combined with the increase in the interest earned on investment securities, offset in part by a decline in the interest and fees earned on loans. The provision for loan losses increased $540,000 during the six month period ended June 30, 2011 as compared to the same period in 2010 primarily due to a specific reserve allocation for one impaired commercial real estate loan. Noninterest income decreased $39,499 or 4.5% primarily due to the decline in service charges and fees earned on deposit accounts, which were offset in part by the increase in the net gains on sales of investment securities combined with the increase in other operating income. Noninterest expenses decreased $18,937 or .5% during the six month period ended June 30, 2011 as compared to the same period in 2010 primarily due to the decrease in occupancy expenses, offset in part by increases in other operating expenses and salary and employee benefits expenses. The ROA was .69% for the six months ended June 30, 2011 as compared to .84% for the same period of the prior year. For the six months ended June 30, 2011 compared to June 30, 2010, the ROE was 6.39% and 7.83%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

For the second quarter of 2011, net income was $409,135 or $.25 per share as compared to $668,034 or $.40 per share for the same period in 2010. The decrease in net income for the three months ended June 30, 2011 as compared to the same period in 2010 of $258,898 or 38.8% was primarily the result of the increase in the provision for loan losses combined with the decrease in noninterest income, offset in part by the increase in net interest income and decreases in noninterest expenses and in income tax expense. Net interest income increased $78,721 or 3.5%, primarily due to the decrease in the interest expense paid on interest bearing liabilities combined with the increase in the interest earned on investment securities, offset in part by a decline in the interest and fees earned on loans. The provision for loan losses increased $540,000 during the three month period ended June 30, 2011 as compared to the same period in 2010 primarily due to a specific reserve allocation for one impaired commercial real estate loan. Noninterest income decreased $31,092 or 5.4% for the three months ended June 30, 2011 as compared to same period of the prior year and was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses were reduced by $25,367 or 1.3% during the three month period ended June 30, 2011 as compared to the same period in 2010 primarily due to decreases in other operating expenses, occupancy expenses and salary and employee benefits expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the six months ended June 30, 2011

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010.

For the six months ended June 30, 2011, net interest income was $4,580,077, an increase of $211,952 or 4.9%, from the same period in 2010. Net interest income rose primarily due to the increase in average volume of earning assets combined with an increase in the taxable equivalent net yield on earning assets. The average earning assets increased approximately $11.2 million or 4.5% from June 30, 2010 to 2011. The taxable equivalent net yield on earning assets increased from 3.94% at June 30, 2010 to 4.01% at June 30, 2011.

Interest income on investment securities during the first six months of 2011 increased $29,805 or 1.3% as compared to the same period of the prior year. The increase in interest income on investment securities during the first six months of 2011 was primarily due to the rise in the average volume which was partially offset by a decline in the yields earned. The taxable equivalent yield on investment securities fell 27 basis points in 2011, from 4.62% at December 31, 2010 to 4.35% at June 30, 2011 and decreased 52 basis points from June 30, 2010. The average volume of investment securities have increased approximately $16.4 million or 14.0% since December 31, 2010.

Interest and fees on loans decreased $303,264 or 8.4%, from the same period in 2010 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The taxable equivalent yield on loans fell 7 basis points in 2011 from 6.08% at December 31, 2010 to 6.01% at June 30, 2011 and fell 9 basis points from June 30, 2010. The average loan volume decreased approximately $6.3 million or 5.1% since December 31, 2010.

During the six months ended June 30, 2011, interest expense fell $490,744 or 29.7% as compared to the same period in 2010. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2010. The average yield paid on interest bearing liabilities fell 35 basis points from 1.41% at December 31, 2010 to 1.06% at June 30, 2011 and decreased 49 basis points since June 30, 2010. The average volume of interest bearing liabilities increased approximately $4.8 million or 2.2% since December 31, 2010.

Noninterest Income

Noninterest income decreased $39,499 or 4.5% for the six months ended June 30, 2011 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decline in service charges and other fee income, partially offset by the increase in the net gains on sales of investment securities combined with the increase in other operating income.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $82,385 in the first six months of 2011 as compared to the same period in 2010, down 26.4%, from 2010. Approximately $74,016 or 89.8% of the decrease related primarily to the decline in overdraft charges.

The net gains on investment securities increased $14,609 or 5.8% for the six month period ended June 30, 2011 as compared to the same period in 2010. The increase in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $12.7 million of investment securities during the second quarter of 2011 to take advantage of the current market interest rate environment. During the second quarter of 2010, the Company’s subsidiary bank sold approximately $7.5 million of investment securities for liquidity. The Company accounted for securities gains of $283,795 and securities losses of $15,919 during the six month period ended June 30, 2011 and securities gains of $253,823 and securities losses of $556 during the six month period ended June 30, 2010.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2011, other operating income increased $28,277 or 9.2% compared to the same period in 2010. The increase in other operating income was primarily due to increases in ATM fees and FHLB fee income, checkbook sales and credit card fees, offset in part by decreases in other miscellaneous income and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010. Average balance sheet information for the periods ended June 30, 2011 and 2010 and December 31, 2010 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)						(Unaudited)
	For the six months ended						For the six months ended
	June 30, 2011			December 31, 2010			June 30, 2010
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$37,494	$555	2.99%	$30,220	$953	3.15%	$27,497	$458	3.36%
Mortgage backed securities	61,184	1,125	3.71%	58,419	2,470	4.23%	58,298	1,309	4.53%
States and political subdivisions	34,505	715	4.18%	28,116	1,199	4.26%	27,982	599	4.32%
Other securities	204	2	1.98%	235	4	1.70%	240	2	1.68%

Total Investment securities:	133,387	2,397	3.62%	116,990	4,626	3.95%	114,017	2,368	4.19%
Interest bearing deposits	10,888	13	0.24%	12,416	35	0.28%	10,940	18	0.33%
Federal funds sold	—	—	—	58	—	—	117	—	—
Loans, net of unearned income	117,775	3,327	5.70%	124,074	7,182	5.79%	125,635	3,630	5.83%
Other earning assets	1,369	7	1.03%	1,481	15	1.01%	1,492	7	0.95%

Total earning assets	263,419	5,744	4.40%	255,019	11,858	4.65%	252,201	6,023	4.82%
Other assets	20,416			20,818			20,049
Allowance for loan losses	(2,019)			(2,059)			(1,908)

Total Assets	$281,816			$273,778			$270,342

LIABILITIES
Time deposits	$77,701	$788	2.05%	$83,399	$2,085	2.50%	$84,688	$1,116	2.66%
Savings deposits	82,298	203	0.50%	73,936	484	0.65%	71,891	257	0.72%
Interest bearing demand deposits	44,463	33	0.15%	40,707	89	0.22%	38,563	47	0.25%
Federal funds purchased and repurchase agreements	13,825	51	0.74%	13,437	112	0.83%	12,457	54	0.87%
FHLB and other long-term borrowings	3,755	89	4.78%	5,799	286	4.93%	7,334	181	4.98%

Total interest bearing liabilities	222,042	1,164	1.06%	217,278	3,056	1.41%	214,933	1,655	1.55%
Demand deposits	28,652			26,030			25,496
Other liabilities	855			1,055			842

Total Liabilities	251,549			244,363			241,271
STOCKHOLDERS’ EQUITY	30,267			29,415			29,071

Total Liabilities and Stockholders’ Equity	$281,816			$273,778			$270,342

Net yield on earning assets		$4,580	3.51%		$8,802	3.45%		$4,368	3.49%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2011 and 2010, and the year ended December 31, 2010, respectively. The effect of this adjustment is presented below.

Investment securities	$133,387	$2,875	4.35%	$116,990	$5,402	4.62%	$114,017	$2,755	4.87%
Loans	117,775	3,512	6.01%	124,074	7,539	6.08%	125,635	3,798	6.10%

Total earning assets	$263,419	$6,407	4.90%	$255,019	$12,991	5.09%	$252,201	$6,578	5.26%

Taxable equivalent net yield on earning assets		$5,243	4.01%		$9,935	3.90%		$4,923	3.94%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2011 (Continued)

Noninterest Expense

Noninterest expense decreased $18,937 or .5% for the six months ended June 30, 2011 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decrease in occupancy expenses, offset in part by increases in salary and employee benefits expenses and in other operating expenses.

Net occupancy expenses of premises decreased $29,628 or 4.0% during the six months ended June 30, 2011 compared to the same period in 2010. Decreases in expenses associated with other real estate owned and real estate taxes contributed to the decline in occupancy expenses in 2011 as compared to 2010.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2011	2010	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$58,050	$52,925	$5,125	9.7%
Stationery and supplies	76,901	86,941	(10,040)	(11.5)%
Regulatory assessment and deposit insurance	208,303	214,299	(5,996)	(2.8)%
Advertising	58,369	27,726	30,643	110.5%
Postage and transportation	87,263	80,394	6,869	8.5%
Other taxes	94,278	104,008	(9,730)	(9.4)%
Service expense	190,822	173,200	17,622	10.2%
Other	459,619	491,114	(31,495)	(6.4)%

Total	$1,233,605	$1,230,607	$2,998	0.2%

Salary and employee benefits expenses increased $7,693 or .4% during the six months ended June 30, 2011 over the same period in 2010. Salary and employee benefit expense in 2011 compared to 2010 increased primarily as a result of normal annual merit increases combined with an increase in payroll taxes, offset in part by a decline in employee benefits expenses.

Income Taxes

Income tax expense for the six month period ended June 30, 2011 was $42,355, decreasing $178,967 or 80.9% compared to the same period in 2010. The decrease in income tax expense was primarily due to the decrease in pre-taxable income combined with the increase in tax-exempt income during the first six months of 2011 over the same period in 2010. Components of the income tax expense for June 30, 2011 were $2,348 for federal taxes and $40,007 for West Virginia corporate net income taxes. Federal income tax rates and West Virginia corporate net income tax rates remain consistent at 34% and 9%, respectively, for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2011 and 2010. Average balance sheet information for the periods ended June 30, 2011 and 2010 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2011 and 2010.

	(Unaudited)			(Unaudited)
	For the three months ended June 30, 2011			For the three months ended June 30, 2010
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$38,898	$295	3.04%	$28,628	$261	3.66%
Mortgage backed securities	62,214	569	3.67%	59,184	647	4.38%
Obligations of states and political subdivisions	35,179	365	4.16%	27,927	298	4.28%
Other securities	222	1	1.81%	239	1	1.68%

Total Investment securities:	136,513	1,230	3.61%	115,978	1,207	4.17%
Interest bearing deposits	11,086	7	0.25%	11,750	7	0.24%
Loans, net of unearned income	116,006	1,642	5.68%	124,136	1,808	5.84%
Other earning assets	1,332	4	1.20%	1,492	4	1.08%

Total earning assets	264,937	2,883	4.36%	253,356	3,026	4.79%
Other assets	21,034			20,721
Allowance for loan losses	(2,028)			(1,908)

Total Assets	$283,943			$272,169

LIABILITIES
Time deposits	$76,873	$379	1.98%	$83,559	$522	2.51%
Savings deposits	83,407	98	0.47%	74,084	124	0.67%
Interest bearing demand deposits	45,141	15	0.13%	38,406	21	0.22%
Federal funds purchased and repurchase agreements	14,012	26	0.74%	13,084	27	0.83%
FHLB and other long-term borrowings	3,744	44	4.71%	7,325	90	4.93%

Total interest bearing liabilities	223,177	562	1.01%	216,458	784	1.45%
Demand deposits	29,463			25,679
Other liabilities	847			834

Total Liabilities	253,487			242,971
STOCKHOLDERS’ EQUITY	30,456			29,198

Total Liabilities and Stockholders’ Equity	$283,943			$272,169

Net yield on earning assets		$2,321	3.51%		$2,242	3.55%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2011 and 2010, respectively. The effect of this adjustment is presented below.

Investment securities	$136,513	$1,479	4.35%	$115,978	$1,400	4.84%
Loans	116,006	1,732	5.99%	124,136	1,894	6.12%

Total earning assets	$264,937	$3,222	4.88%	$253,356	$3,305	5.23%

Taxable equivalent net yield on earning assets		$2,660	4.03%		$2,521	3.99%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2011

Net Interest Income

For the three months ended June 30, 2011, net interest income was $2,320,742, increasing $78,721 or 3.5%, from the same period in 2010. The increase in net interest income was primarily due to the increase in the interest earned on investment securities combined with the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the interest earned on loans. The taxable equivalent net yield on earnings assets increased from 3.99% at June 30, 2010 to 4.03% at June 30, 2011. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2011 and 2010.

Interest expense paid on interest bearing liabilities fell $221,980 or 28.3% during the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 44 basis points, from 1.45% at June 30, 2010 to 1.01% at June 30, 2011. The average volume of interest bearing liabilities rose approximately $6.7 million or 3.1%, from June 30, 2010 to June 30, 2011 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Interest and fees on loans decreased $165,467 or 9.2% for the three month period ended June 30, 2011 as compared to the same period in 2010 due to the decline in the average yield on loans combined with the decrease in the average volume of loans. The taxable equivalent yield on loans fell 9 basis points, to 5.99% at June 30, 2011 from 6.08% at December 31, 2010 and decreased 13 basis points from June 30, 2010.

Interest income on investment securities increased $22,314 or 1.9% during the second quarter of 2011 compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the rise in the average volume, offset in part by the decline in the yield earned. The activity of the investment portfolio increased with the average volume increasing approximately $19.5 million or 16.7% since December 31, 2010 and $20.5 million or 17.7% since June 30, 2010. The taxable equivalent yield earned on investment securities declined 49 basis points, to 4.35% for the three months ended June 30, 2011 as compared to 4.84% for the same period in 2010.

Noninterest Income

Noninterest income decreased $31,092 or 5.4% for the three months ended June 30, 2011 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decline in service charges and other fee income, partially offset by increases in other operating income and an increase in the net gains on sales of investment securities.

Service charges and other fee income decreased $48,978 during the three months ended June 30, 2011, down 29.4%, from the same period in 2010. The decrease in service charges and other fee income was primarily due to the decline in overdraft fees on deposit accounts.

The net gains on investment securities increased $14,437 or 5.7% for the three month period ended June 30, 2011 as compared to the same period in 2010. The increase in investment securities gains was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $12.7 million of investment securities during the second quarter of 2011 to take advantage of the current market interest rate environment. In 2010 the Company’s subsidiary bank sold approximately $7.5 million of investment securities for liquidity purposes. The Company accounted for securities gains of $283,508 and securities losses of $15,803 during the three month period ended June 30, 2011 and securities gains of $253,824 and securities losses of $557 during the three month period ended June 30, 2010.

During the second quarter of 2011, other operating income increased $3,450 or 2.2% as compared to same period of the prior year. The increase in other operating income during the three month period ended June 30, 2011 as compared to the same period in the prior year was primarily due to increases in ATM fees, sales of checkbooks and credit card fees and other miscellaneous income, offset in part by decreases in FHLB fee income and a decrease in gains on sales of assets.

Noninterest Expense

Noninterest expense declined $25,367 or 1.3% for the three months ended June 30, 2011 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to the decreases in occupancy expense of premises, other operating expenses and salary and employee benefits expenses.

Net occupancy expenses of premises decreased $14,160 or 3.9% during the three months ended June 30, 2011 compared to the same period in 2010. The decrease in net occupancy expenses in 2011 as compared to 2010 was primarily due to the decline in expenses for other real estate owned property combined with the decline in building lease expense, offset in part by increases in depreciation expenses and building maintenance costs.

Other operating expense fell $10,146, or 1.6%, compared to the same period of the prior year. The decrease in other operating expenses during the three month period ended June 30, 2011 as compared to 2010 was attributable primarily due to the decreases in director fees, regulatory assessments and deposit insurance, stationery and supplies expenses, service expenses, other taxes and other expenses, which were offset in part by increases in advertising expenses and postage and transportation expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Expense - (continued)

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2011	2010	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$26,950	$28,750	$(1,800)	(6.3)%
Stationery and supplies	39,115	41,853	(2,738)	(6.5)%
Regulatory assessment and deposit insurance	104,996	111,947	(6,951)	(6.2)%
Advertising	40,448	15,519	24,929	160.6%
Postage and transportation	45,402	38,647	6,755	17.5%
Other taxes	47,082	50,887	(3,805)	(7.5)%
Service expense	87,900	89,084	(1,184)	(1.3)%
Other	229,153	254,505	(25,352)	(10.0)%

Total	$621,046	$631,192	$(10,146)	(1.6)%

Income Taxes

Income tax expense for the three month period ended June 30, 2011 decreased $208,105 or 110.7% compared to the same period in 2010. Income tax expense was primarily reduced due to the decrease in pre-taxable income of $467,003 combined with the increase in tax-exempt income during the three month period ended June 30, 2011 over the same period in 2010.

Balance Sheet Analysis

Investments

Investment securities increased approximately $7.7 million or 5.8% from December 31, 2010 to June 30, 2011. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 74.1% of total securities at June 30, 2011, as compared to 74.6% at December 31, 2010. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at June 30, 2011 and December 31, 2010. The increase in the available for sale securities was primarily due to the purchase of obligations of U.S Government agency and corporation securities, obligations of states and political subdivisions and mortgage backed securities. The Company did not have any investment securities classified as held to maturity securities at June 30, 2011 and December 31, 2010. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above book value by $2,863,801 and $1,610,549 at June 30, 2011 and December 31, 2010, respectively.

Loans

Total loans, net of unearned income, declined $4,118,555 or 3.4% from December 31, 2010 to June 30, 2011. The decrease in total loans in 2011 was primarily due to the decreases in consumer loans, consumer real estate loans, and commercial and other loans which decreased $1,858,000 $2,517,000 and $2,684,000, respectively, offset in part by the increase in commercial real estate loans which increased $2,915,000. The decrease in consumer loans during the first six months of 2011 was primarily due to the decline in installment loans to individuals. The decline in consumer real estate loans in 2011 was primarily in residential real estate loans and home equity loans and lines of credit. Commercial loans declined during 2011 primarily in commercial and industrial loans and in non-rated industrial development obligations. The increase in commercial real estate loans was primarily due to the increase in loans secured by non-farm, non-residential commercial real estate.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised fifty-one percent (51%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised twenty-seven percent (27%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fifteen percent (15%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised seven percent (7%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2010 to June 30, 2011 were a 4% increase in commercial real estate loans, a 2% decrease in commercial and other loans, a 1% decrease in consumer real estate loans and a 1% decrease in consumer loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2011 and December 31, 2010:

	(Unaudited)
	June 30, 2011			December 31, 2010
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$—	$17	$130	$155	$21	$132
Commercial real estate - nonfarm, nonresidential property	324	6,022	45,830	736	6,097	42,362
Commercial	542	3,019	2,294	1,519	2,875	2,638
Nonrated industrial development obligations	298	5,193	6,421	997	5,770	6,694

Total	$1,164	$14,251	$54,675	$3,407	$14,763	$51,826

The following table presents an analysis of fixed and variable rate loans as of June 30, 2011 and December 31, 2010 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)
	June 30, 2011			December 31, 2010
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$660	$10,003	$8,417	$2,197	$10,503	$9,607
Variable Rates	504	4,248	46,258	1,210	4,260	42,219

Total	$1,164	$14,251	$54,675	$3,407	$14,763	$51,826

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $10,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $7,808,285 and $6,758,928 as of June 30, 2011 and December 31, 2010, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $230,525 and $232,888 at June 30, 2011 and December 31, 2010, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $4,560,000 at June 30, 2011 as compared to $4,939,000 at December 31, 2010. Non-performing loans decreased $379,000 in 2011. The decrease in non-performing loans in 2011 was primarily due to decreases in non-accrual loans, offset in part by the increase in other real estate loans and loans pas due 90 days or more.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	June 30,	December 31, 2010
(dollars in thousands)	2011	2010	2009	2008	2007
Past Due 90 Days or More:
Commercial and Other Loans	$—	$—	$—	$—	$19
Commercial real estate	—	—	—	—	—
Consumer real estate	37	28	—	—	—
Consumer	5	—	—	—	7

	42	28	—	—	26

Non-accrual:
Commercial and Other Loans	$43	$54	$2,254	$111	$79
Commercial real estate	3,705	4,147	1,195	2,866	2,165
Consumer real estate	527	688	624	282	192
Consumer	10	14	19	16	1

	$4,285	$4,903	$4,092	$3,275	$2,437

Other Real Estate	$233	$8	$173	$8	$—

Total non-performing assets	$4,560	$4,939	$4,265	$3,283	$2,463

Total non-performing assets to total loans and other real estate	3.88%	4.07%	3.31%	2.63%	2.02%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $4,285,000 or 3.7% of total loans outstanding as of June 30, 2011, as compared to $4,903,000 or 4.0% of total loans outstanding as of December 31, 2010. Non-accrual loans decreased in 2011 primarily due to loans transferring into other real estate owned and by payments applied to nonaccrual loans. Loans past due 90 days or more and still accruing interest were $42,000 and $28,000 at June 30, 2011 and December 31, 2010. Other real estate owned totaled $233,000 and $8,000 at June 30, 2011 and December 31, 2010, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

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

The allowance for loan losses increased $470,207 or 22.8%, since December 31, 2010. The allowance for loan losses represented 2.2% and 1.7% of outstanding loans as of June 30, 2011 and at December 31, 2010, respectively. Net loan charge-offs amounted to $129,793 for the six month period ended June 30, 2011, compared to loan charge-offs of $32,000 for the same period in 2010. There was a provision in the amount of $600,000 and $60,000 made to the allowance for loan losses during the six months ended June 30, 2011 and 2010. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2010, and the six month period ended June 30, 2011. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited)		December 31,
	June 30, 2011		2010		2009		2008		2007
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and Other Loans	$175	15.2%	$212	16.9%	$203	16.1%	$202	17.7%	$147	16.4%
Commercial real estate	2,055	50.8	1,511	46.5	1,345	45.5	1,350	41.8	1,498	43.0
Consumer real estate	249	26.9	272	28.1	267	28.2	267	29.2	267	30.0
Consumer	50	7.1	64	8.5	79	10.2	104	11.3	131	10.6

Total	$2,529	100.0%	$2,059	100.0%	$1,894	100.0%	$1,923	100.0%	$2,043	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $4.4 million or 1.9% during the first six months of 2011. Since year end the increase in total deposits was primarily due to increases in noninterest bearing demand deposits and savings deposits which increased approximately $1.7 million and $5.7 million, respectively, offset in part by the decrease in certificates of deposit which fell $2.9 million. At June 30, 2011, noninterest bearing deposits comprised 13% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 87% of total deposits. The changes in the composition of the deposit mix since December 31, 2010 were a 1% increase in noninterest bearing deposits and a 1% decrease in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2011 and December 31, 2010. Repurchase agreements increased $1,114,072 or 8.3%, from December 31, 2010 to June 30, 2011. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased 1.1% during the six month period ended June 30, 2011 entirely from current earnings after quarterly dividends, and a 2.5% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.3% and 11.2% of total assets at June 30, 2011 and December 31, 2010, respectively. The Company paid dividends of $.38 per share during the six month period ended June 30, 2011 as compared to the $.37 per share paid in the six month period ended June 30, 2010. The Company paid dividends of $.19 per share during the three month periods ended June 30, 2011 and June 30, 2010.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $140,908,219 classified as available for sale at June 30, 2011. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $26,474,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2011 was approximately $40.4 million subject to the purchase of additional FHLB stock. At June 30, 2011, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2011 and December 31, 2010. The subsidiary Bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of June 30, 2011 and December 31, 2010. During the second quarter of 2011, the subsidiary bank pledged investment securities in the amount of $16 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of June 30, 2011. At June 30, 2011 and December 31, 2010, the Company had outstanding loan commitments and unused lines of credit totaling $12,155,000 and $18,484,000, respectively. As of June 30, 2011, management placed a high probability for required funding within one year of approximately $4.7 million. Approximately $3.8 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2011 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.6%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 2.6%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.0%, and given a 100 basis point decrease scenario net interest income would be reduced by .8%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On April 14, 2011 a report on Form 8-K was filed which contained the results of the submission of Matters to a vote of Security Holders at First West Virginia Bancorp Inc.’s Annual meeting of shareholders held April 12, 2011.

On May 16, 2011 a report on Form 8-K was filed which contained a press release dated May 13, 2011 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 39 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

3.2	Bylaws of First West Virginia Bancorp, Inc. Incorporated herein by reference.*

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver. Incorporated herein by reference.*

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc. Incorporated herein by reference.*

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company. Incorporated herein by reference.*

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk. Incorporated herein by reference.*

11.1	Statement regarding computation of per share earnings. Filed herewith and incorporated herein by reference.

13.3	Summarized Quarterly Financial Information. Filed herewith and incorporated herein by reference.

15	Letter re unaudited interim financial information. Incorporated herein by reference.* See Part 1, Notes to Consolidated Financial Statements

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer pursuant to section 302 of the Securities and Exchange Act of 1934. Filed herewith and incorporated herein by reference.

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith and incorporated herein by reference.

99.1	Independent Accountant’s Report. Filed herewith and incorporated herein by reference.

101	Interactive Data File (XBRL)

*	Incorporated by reference to an identically numbered exhibit to the Form 10-K (File No. 001-13652) filed with the SEC on March 31, 2011.