Form 10-K
period 2011-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2012-03-28
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-13652

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

Large Accelerated filer    ☐        Accelerated filer    ☐        Non-Accelerated filer    ☐        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE Amex on June 30, 2011, was $20,589,907. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 25, 2012:

Common Stock, $5.00 Par Value 1,652,814 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2011.	Part II, Items 5, 6, 7, 7A, and 8; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2012 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2011, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio County, Wheeling, West Virginia, one full-service office in Brooke County, Wellsburg, West Virginia, one full-service office in Marshall County, Moundsville, West Virginia, one full-service office in Wetzel County, New Martinsville, West Virginia, one full-service office in Upshur County, Buckhannon, West Virginia, one full-service office in Lewis County, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $292.9 million as of December 31, 2011.

Total Company assets as of December 31, 2011, which include the assets of its operating subsidiary bank, were $293.3 million. The authorized capital of the Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,662,814 shares, less 10,000 treasury shares, were issued and outstanding as of December 31, 2011 to 260 registered shareholders. Shareholders’ equity at that date was $34,526,510.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2011, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Employees

As of December 31, 2011, the Company employed a total of 98 full-time equivalent employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, 401-K plan, workers’ compensation and paid vacations. No employees are union participants or subject to a collective bargaining agreement.

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

Being a West Virginia corporation, the Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Corporation Act and to register with the Office of the West Virginia Board of Banking and Financial Institutions and file reports as requested. The Office of the West Virginia Board of Banking and Financial Institutions has the power to examine the Company and its subsidiary.

The Bank

The operations of the Company’s subsidiary bank, being a national bank, is subject to the regulations of a number of regulatory agencies including the regulations of the Office of the Comptroller of the Currency (the “OCC”), the FRB and the West Virginia Department of Banking. Representatives of the OCC regulate and conduct examinations of the subsidiary bank. The subsidiary bank is required to furnish regular reports to the OCC and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary bank of a bank holding company is subject to certain restrictions imposed by the banking laws on extensions of credit to the Company or its subsidiary.

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

As of December 31, 2011, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2011, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Deposit Insurance Assessments

The deposit accounts of the Company’s banking subsidiary are insured by the Depositors Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law. The deposits of the Company’s banking subsidiary are also subject to the deposit insurance assessments of the Depositors Insurance Fund of the FDIC. Quarterly, the FDIC sets the Financing Corporation Company’s banking subsidiary Insurance Fund premium for the Company’s banking subsidiary.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against Company’s banking subsidiary, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Company’s banking subsidiary’s deposit insurance.

Under the current risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums, each institution is placed in one of four risk categories, depending on a combination of capitalization level and assigned supervisory ratings. The increased Company’s banking subsidiary failures have lead to the depletion of the FDIC’s DIF. In late 2008, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. As amended in a final rule issued in March 2009, the changes commencing April 1, 2009, set a five-year target of 1.15 percent for the designated reserve ratio (which had fallen sharply during 2008 and early 2009), and set base assessment rates between 12 and 45 basis points, depending on the risk category. However, adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) were provided for in the case of individual institutions that could result in assessment rates between 7 and 24 basis points for institutions in the lowest risk category and 40 to 77.5 basis points for institutions in the highest risk category. The purpose of the April 1, 2009 changes was to ensure that riskier institutions bear a greater share of the increase in assessments and are subsidized to a lesser degree by less risky institutions.

In addition to these changes in the basic assessment, in May 2009, the FDIC imposed a special assessment on insured institutions of five basis points on their June 30, 2009 assets minus Tier 1 capital, payable September 30, 2009. In November 2009, the FDIC required all insured institutions to prepay, on December 30, 2009, slightly over three years of estimated insurance assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In February 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Company’s banking subsidiary Pricing (“Rule”). The Rule, mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. The Rule was effective on April 1, 2011. Since the new base is larger than the prior base, the FDIC also proposed lowering assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry. The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Deposit Insurance

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

The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit was set to return to $100,000 on January 1, 2010, however, at this time, the date has been extended to December 13, 2013.

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

Dodd-Frank Act

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

Troubled Asset Relief Program

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expired on December 31, 2009. In December 2009, the Secretary of the Treasury announced the extension of the TARP to October 2010, but indicated that not more than $550 billion of the total authorized would actually be deployed. The Company previously determined to not participate in the TARP Capital Purchase Program.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2011, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity;

	Interest Rates and Interest Differential

	a.	Average Balance Sheets	33

	b.	Analysis of Net Interest Earnings	34

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	35

2.	Investment Portfolio

	a.	Book Value of Investments
		Book values of investment securities at December 31, 2011 and 2010 are as follows (in thousands):
			December 31,
			2011	2010
		Securities held-to-maturity:
		Obligations of states and political subdivisions	$—	$—

		Total held-to-maturity	—	—

		Securities available-for-sale:
		U.S. Treasury securities and obligations of U.S. Government corporations and agencies	36,216	35,698
		Obligations of states and political subdivisions	45,304	34,291
		Mortgage-backed securities	69,215	62,950
		Equity securities	226	230

		Total available-for-sale	150,961	133,169

		Total	$150,961	$133,169

Statistical Information – continued

			Page

	b.	Maturity Schedule of Investments	37

	c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity	N/A

		The Corporation does not have any securities of Issuers, other than U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio		14

	a.	Types of Loans

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates	38

	c.	Risk Elements	39

		Nonaccrual, Past Due and Restructured Loans	14-18 and 39

		Potential problem loans	14-18 and 39

		Foreign outstandings	N/A

		Loan concentrations	21

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		18-19, 40, 41

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid	33

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	20

	e.	Maturity Schedule of Foreign Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		31

7.	Short-Term Borrowings		21, 41

Item 1A    Risk Factors

Not Applicable

Item 1B    Unresolved Staff Comments

Not Applicable

Item 2    Properties

The Company and its subsidiary bank, Progressive Bank, N. A. owned and/or leased property as of December 31, 2011 as described below.

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

Item 4    Mine Safety Disclosures

None

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 13, 1995, the Company’s common stock was filed and became effective under section 12(g) of the Securities Exchange Act of 1934. On February 21, 1995, the Company was approved for listing its securities on the American Stock Exchange’s Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Company was approved for listing its securities on the American Stock Exchange primary list and began trading under the symbol FWV on June 20, 1995.

As of December 31, 2011, the Company had 260 registered shareholders of record who collectively held 1,652,814 of the 2,000,000 authorized shares of the Company, par value $5.00 per share. The Company held 10,000 treasury shares.

The following table sets forth the high and low sales prices of the common stock of the Company for each quarter in 2011 and 2010.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	High	$19.10	$18.01	$16.11	$15.82
	Low	$14.57	$15.20	$13.10	$13.31

2010	High	$17.48	$16.26	$16.76	$17.49
	Low	$11.50	$13.23	$13.26	$13.65

Dividends

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. See Note 17 of the Notes to Consolidated Financial Statements appearing at Page 24 of the Annual Report to Shareholders for the year ended December 31, 2011, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Company in 2011, 2010 and 2009 were $.76, $.73, and $.73, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Company for 2011, 2010 and 2009.

	DIVIDEND HISTORY OF COMPANY
	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income
2011	$.76	$1.48	51.4%
2010	$.73	$1.42	51.4%
2009	$.73	$1.39	52.5%

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to the Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First West Virginia Bancorp. Inc	100.00	78.11	75.69	74.12	108.36	106.42
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank < $ 500M	100.00	81.19	47.13	42.93	47.35	41.50

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2006 through December 31, 2011. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6    Selected Financial Data

Selected Financial Data on page 31 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2011, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 31 through 44 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2011, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk on pages 42 through 43 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2011, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8 Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 30 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2011, included in this report as Exhibit 13.1, are incorporated herein by reference.

Summarized Quarterly Financial Information

A summary of selected quarterly financial information follows:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,861,756	$2,882,684	$2,806,855	$2,655,920
Total interest expense	602,421	561,942	545,953	518,991
Net interest income	2,359,335	2,320,742	2,260,902	2,136,929
Provision for loan losses	30,000	570,000	—	—
Investment securities gain (loss)	172	267,704	375,121	87,900
Total other income	286,336	278,170	346,891	391,637
Total other expenses	1,903,540	1,907,522	1,893,837	1,921,179
Income before income taxes	612,303	389,094	1,089,077	695,287
Net income	549,907	409,135	858,932	636,171
Net income per share	0.33	0.25	0.52	0.38
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,997,289	$3,025,943	$2,943,635	$2,891,028
Total interest expense	871,185	783,922	738,435	661,960
Net interest income	2,126,104	2,242,021	2,205,200	2,229,068
Provision for loan losses	30,000	30,000	30,000	130,000
Investment securities gain (loss)	—	253,267	308,095	3,912
Total other income	294,915	323,699	487,379	305,315
Total other expenses	1,897,110	1,932,889	1,922,485	1,970,414
Income before income taxes	493,909	856,098	1,048,189	437,881
Net income	460,651	668,034	786,938	423,658
Net income per share	0.28	0.40	0.48	0.26
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$3,304,098	$3,254,038	$3,193,845	$3,161,861
Total interest expense	1,193,530	1,105,757	1,054,974	973,838
Net interest income	2,110,568	2,148,281	2,138,871	2,188,023
Provision for loan losses	—	10,000	30,000	143,942
Investment securities gain (loss)	(7,393)	185,945	(21,429)	31,394
Total other income	296,901	302,979	341,091	661,515
Total other expenses	1,737,025	1,938,040	1,900,933	2,016,083
Income before income taxes	663,051	689,165	527,600	720,907
Net income	523,594	546,225	468,248	766,919
Net income per share	0.32	0.33	0.28	0.46

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has performed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2011. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

March 27, 2012	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk, Chairman, President and Chief Executive Officer

/s/ Francie P. Reppy
Francie P. Reppy, Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Item 9B    Other Information

Not Applicable

PART III

Item 10    Directors, Executive Officers and Corporate Governance

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears under the captions “Item 1—Election of Directors”, “Director Qualifications and Review of Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the First West Virginia Bancorp, Inc.’s 2012 Proxy Statement dated April 9, 2012 for Annual Meeting of Stockholders to be held May 8, 2012, incorporated herein by reference.

The Company adopted a Code of Ethics for its Directors, Executive Officers and Employees. A copy of the Code of Ethics is included in this report as Exhibit 14.1 and is incorporated herein by reference.

There have been no changes to the procedures by which shareholders recommend nominees to the company’s Board of Directors that were disclosed in the Company’s Proxy Statement dated March 28, 2011 for the Annual Meeting of Stockholders held on April 12, 2011, included in the Company’s Form 10-K for the year ended December 31, 2010.

The following table sets forth selected information about the principal officers of the Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1)

Sylvan J. Dlesk	73

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

Francie P. Reppy	51

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

Brad D. Winwood	55

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

PART III

(b)	Executive Officers of the Registrant- continued

Connie R. Tenney	57

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

Item 11    Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears under the caption “Executive Officer and Director Compensation” in the First West Virginia Bancorp, Inc.’s 2012 Proxy Statement dated April 9, 2012 for Annual Meeting of Stockholders to be held May 8, 2012, incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “Security Ownership of Management” and “Principal Shareholders” in the First West Virginia Bancorp, Inc.’s 2012 Proxy Statement dated April 9, 2012 for Annual Meeting of Stockholders to be held May 8, 2012, incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions “Transactions with Management and Others” and “Independence of Directors and Nominees” in the First West Virginia Bancorp, Inc.’s 2012 Proxy Statement dated April 9, 2012 for Annual Meeting of Stockholders to be held May 8, 2012, incorporated herein by reference and in Note 11 of the Notes to Consolidated Financial Statements appearing at Page 22 of the Annual Report to Shareholders for the year ended December 31, 2011, included in this report as Exhibit 13.1, and incorporated herein by reference.

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

Item 14     Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “Item 2—Ratification of Independent Registered Public Accounting Firm” in the First West Virginia Bancorp, Inc.’s 2012 Proxy Statement dated April 9, 2012 for Annual Meeting of Stockholders to be held May 8, 2012, incorporated herein by reference.

Item 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2011, are incorporated by reference in Item 8:

Exhibit 13.1 Page Number
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheet (December 31, 2011 and December 31, 2010)	2
Consolidated Statements of Income (Years ended December 31, 2011, 2010 and 2009)	3
Consolidated Statements of Changes in Stockholders’ Equity (Years ended December 31, 2011, 2010 and 2009)	4
Consolidated Statements of Cash Flows (Years ended December 31, 2011, 2010 and 2009)	5
Notes to Consolidated Financial Statements (Years ended December 31, 2011, 2010 and 2009)	6 -29

(2)	Consolidated Financial Statement Schedules

First West Virginia Bancorp, Inc. is not filing separate financial statement schedules because of the absence of conditions under which they are required or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on page 23 of this FORM 10-K are filed herewith or incorporated by reference.

(b)	Exhibits

See Exhibit index included in Item 15(a) 3 of this annual Report on Form 10-K.

(c)	Consolidated Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman/President and Chief Executive Officer/Director

Date:	March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 27, 2012

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 27, 2012

/s/ Nada E. Beneke Nada E. Beneke	Director	March 27, 2012

/s/ Gary W. Glessner Gary W. Glessner	Director	March 27, 2012

/s/ Elizabeth H. Hestick Elizabeth H. Hestick	Director	March 27, 2012

/s/ R. Clark Morton R. Clark Morton	Director	March 27, 2012

/s/ William G. Petroplus William G. Petroplus	Director	March 27, 2012

/s/ Thomas L. Sable Thomas L. Sable	Director	March 27, 2012

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

Incorprated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.	X

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

11.1	Statement regarding computation of per share earnings.	X

12.1	Statement regarding computation of ratios.	X

13.1	Annual Report to Shareholders, as listed in Part II, Item 8	X

14.1	Code of Ethics.	X

21.1	Subsidiaries of the Holding Company.	X

23	Consent of S.R. Snodgrass, A.C.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data File	X