Form 10-Q
period 2012-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2012-05-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock as of March 31, 2012: Common Stock, $5.00 Par Value, shares outstanding: 1,652,814 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
	(Unaudited)
Cash and due from banks	$4,642,476	$6,671,293
Due from banks - interest bearing	16,490,534	14,245,480

Total cash and cash equivalents	21,133,010	20,916,773
Investment securities:
Available-for-sale (at fair value)	161,371,078	150,960,955
Loans	106,396,413	109,428,476
Less allowance for loan losses	(2,497,002)	(2,503,738)

Net loans	103,899,411	106,924,738
Premises and equipment, net	6,010,434	5,917,719
Accrued income receivable	1,195,219	1,140,273
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,544,410	3,518,450
Other assets	2,274,527	2,235,063

Total assets	$301,072,208	$293,258,090

LIABILITIES
Noninterest bearing deposits:
Demand	$33,891,198	$31,915,482
Interest bearing deposits:
Demand	45,967,433	47,890,988
Savings	90,738,682	85,579,615
Time	73,194,421	73,790,921

Total deposits	243,791,734	239,177,006
Federal funds purchased and securities sold under agreements to repurchase	17,705,376	14,013,506
Federal Home Loan Bank borrowings	3,671,749	3,693,014
Accrued interest payable	189,985	217,726
Other liabilities	1,135,438	1,630,328

Total liabilities	266,494,282	258,731,580

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,662,814 shares issued at March 31, 2012 and December 31, 2011	8,314,070	8,314,070
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,288,403	6,288,403
Retained earnings	17,076,284	16,920,319
Accumulated other comprehensive income	3,127,269	3,231,818

Total stockholders’ equity	34,577,926	34,526,510

Total liabilities and stockholders’ equity	$301,072,208	$293,258,090

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, March 31,
	2012	2011
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,343,667	$1,541,088
Tax-exempt	122,511	143,397
Debt securities:
Taxable	631,987	826,095
Tax-exempt	420,056	341,812
Dividends	247	—
Other interest income	12,986	9,364

Total interest and dividend income	2,531,454	2,861,756

INTEREST EXPENSE
Deposits	417,699	532,047
Federal funds purchased and repurchase agreements	26,908	25,359
Federal Home Loan Bank borrowings	44,023	45,015

Total interest expense	488,630	602,421

Net interest income	2,042,824	2,259,335
PROVISION FOR LOAN LOSSES	—	30,000

Net interest income after provision for loan losses	2,042,824	2,229,335

NONINTEREST INCOME
Service charges and other fees	110,655	112,434
Net gains on available for sale securities	—	172
Other operating income	197,340	173,902

Total noninterest income	307,995	286,508

NONINTEREST EXPENSE
Salary and employee benefits	925,726	933,757
Net occupancy expense of premises	393,036	357,224
Other operating expenses	584,340	612,559

Total noninterest expense	1,903,102	1,903,540

Income before income taxes	447,717	612,303
INCOME TAX EXPENSE (BENEFIT)	(22,283)	62,396

Net income	$470,000	$549,907

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,814	1,652,814

EARNINGS PER COMMON SHARE	$0.28	$0.33

DIVIDENDS PER COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, March 31,
	2012	2011
	(Unaudited)
Net Income	$470,000	$549,907

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains (losses) arising during the period	(167,627)	331,359
Income tax effect	63,078	(124,691)
Reclassification of gains recognized in earnings	—	172
Income tax effect	—	(64)

Total other comprehensive income (loss)	(104,549)	206,776

Comprehensive income	$365,451	$756,683

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Net income	—	—	—	470,000	—	—	470,000
Other comprehensive income	—	—	—	—	—	(104,549)	(104,549)
Cash dividend ($.19 per share)	—	—	—	(314,035)	—	—	(314,035)

BALANCE, March 31, 2012	1,662,814	$8,314,070	$6,288,403	$17,076,284	$(228,100)	$3,127,269	$34,577,926

	Common Stock			Retained	Treasury	Accumulated Other Compre- hensive	Total
	Shares	Amount	Surplus	Earnings	Stock	Income
BALANCE, DECEMBER 31, 2010	1,662,814	$8,314,070	$6,288,403	$15,722,313	$(228,100)	$1,004,500	$31,101,186
Net income	—	—	—	549,907	—	—	549,907
Other comprehensive income	—	—	—	—	—	206,776	206,776
Cash dividend ($.19 per share)	—	—	—	(314,035)	—	—	(314,035)

BALANCE, March 31, 2011	1,662,814	$8,314,070	$6,288,403	$15,958,185	$(228,100)	$1,211,276	$31,543,834

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$470,000	$549,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	30,000
Depreciation	123,389	116,503
Amortization of investment securities, net	141,383	63,711
Investment security gains	—	(172)
Loss on disposal of premises and equipment	1,052	$—
Increase in cash surrender value of bank-owned life insurance	(25,960)	(25,303)
Increase in interest receivable	(54,946)	(175,003)
Decrease in interest payable	(27,741)	(29,878)
Other, net	(1,050,165)	(359,185)

Net cash provided by (used in) operating activities	(422,988)	170,580

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	3,023,818	3,922,322
Proceeds from sales of securities available-for-sale	10,230	14,847
Proceeds from maturities of securities available-for-sale	11,612,345	2,521,558
Principal collected on mortgage-backed securities	4,289,084	5,680,030
Purchases of securities available-for-sale	(26,051,903)	(13,603,114)
Recoveries on loans previously charged-off	1,509	32,120
Purchases of premises and equipment	(217,156)	(200,470)

Net cash used in investing activities	(7,332,073)	(1,632,707)

FINANCING ACTIVITIES
Net increase in deposits	4,614,728	5,640,991
Dividends paid	(314,035)	(314,035)
Increase in short-term borrowings	3,691,870	420,181
Decrease in Federal Home Loan Bank borrowings	(21,265)	(20,274)

Net cash provided by financing activities	7,971,298	5,726,863

INCREASE IN CASH AND CASH EQUIVALENTS	216,237	4,264,736
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,916,773	9,932,613

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,133,010	$14,197,349

Supplemental Disclosures:
Cash Paid for Interest	$516,371	$632,299
Cash Paid for Income Taxes	$50,000	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At March 31, 2012 and December 31, 2011, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities: (Continued)

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private- label mortgage-backed securities portfolio. These securities were the most affected by the extreme economic conditions in place during the previous several years. As a result, the FHLB had suspended the payment of dividends and limited the amount of capital stock repurchases. The FHLB had reported net income for both the fourth quarter and the year ended December 31, 2011, and has declared a $.10 percent annualized dividend to its shareholders effective February 23, 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital or dividends in the future. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at $100 par value, and the resumption of dividends.

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2012 and December 31, 2011, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2012. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,763,351 and $9,470,840 as of March 31, 2012 and December 31, 2011, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $405,909 and $383,269 at March 31, 2012 and December 31, 2011, respectively. The amount of income recognized as of a result of this agreement was $24,597 and $16,101 for the three months ended March 31, 2012 and 2011, respectively.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,497,002 at March 31, 2012, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Mortgage Servicing Rights (“MSRs”): The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the right, based on portfolio interest rates and prepayment characteristics.

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,544,410 and $3,518,450 at March 31, 2012 and December 31, 2011, respectively. The death benefit value of the bank-owned life insurance at March 31, 2012 and December 31, 2011 was $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $49,929 and $17,921 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Recent Accounting Pronouncements: In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the standard did not have a significant impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The expanded disclosures have been provided in Notes 9 and 10.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This did not have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU did not have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at March 31, 2012 and December 31, 2011:

	(Expressed in thousands) March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$37,110	$144	$(49)	$37,205
Obligations of states and political subdivisions	44,426	3,120	(80)	47,466
Mortgage-backed securities	74,617	1,865	(14)	76,468
Equity securities	204	28	—	232

Total available-for-sale	$156,357	$5,157	$(143)	$161,371

	(Expressed in thousands) December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$36,014	$202	$—	$36,216
Obligations of states and political subdivisions	42,154	3,150	—	45,304
Mortgage-backed securities	67,402	1,820	(7)	69,215
Equity securities	209	17	—	226

Total available-for-sale	$145,779	$5,189	$(7)	$150,961

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 15 positions that are temporarily impaired at March 31, 2012.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	(Expressed in thousands) March 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$8,051	$(49)	$—	$—	$8,051	$(49)
Obligations of states and political subdivisions	2,222	(80)	—	—	2,222	(80)
Mortgage-backed securities	5,136	(13)	102	(1)	5,238	(14)

Total	$15,409	$(142)	$102	$(1)	$15,511	$(143)

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

	(Expressed in thousands) December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$2,008	$(6)	$112	$(1)	$2,120	$(7)

Total	$2,008	$(6)	$112	$(1)	$2,120	$(7)

The amortized cost and fair value of investment securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$547	$550
Due after one year through five years	13,334	13,454
Due after five years through ten years	36,994	37,848
Due after ten years	30,661	32,819

	81,536	84,671
Mortgage-backed securities	74,617	76,468
Equity securities	204	232

Total	$156,357	$161,371

Proceeds from sales of securities available-for-sale during the three month periods ended March 31, 2012 and 2011, were $10,230 and $14,847, respectively. Gross gains of $297 and gross losses of $297 were realized during the three months ended March 31, 2012 and gross gains of $288 and gross losses of $116 were realized during the three months ended March 31, 2011. Assets carried at $56,045,000 and $53,581,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2012 and December 31, 2011 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	March 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$7	$7	0.80%	$11	$11	0.80%
After One But Within Five Years	11,500	11,543	1.68	11,500	11,558	1.68
After Five But Within Ten Years	25,600	25,652	1.99	24,500	24,644	2.36
After Ten Years	3	3	0.88	3	3	0.86

	37,110	37,205	1.89	36,014	36,216	2.14
States & Political Subdivisions
Within One Year	540	543	5.45	1,145	1,151	5.48
After One But Within Five Years	1,834	1,911	5.54	1,834	1,913	5.54
After Five But Within Ten Years	11,394	12,196	5.66	11,395	12,285	5.66
After Ten Years	30,658	32,816	5.90	27,780	29,955	6.07

	44,426	47,466	5.82	42,154	45,304	5.92
Mortgage-Backed Securities	74,617	76,468	2.95	67,402	69,215	3.03
Equity Securities	204	232	2.18	209	226	2.25

Total	$156,357	$161,371	3.55%	$145,779	$150,961	3.68%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at March 31, 2012 and December 31, 2011, are as follows:

	(Expressed in Thousands)
	March 31, 2012	December 31, 2011
Commercial and Other Loans:
Commercial	$4,331	$4,354
Non-rated industrial development obligations	11,049	11,508
Other loans	84	76

Total Commercial and Other Loans	15,464	15,938
Commercial Real Estate:
Non-farm, non-residential	47,647	49,146
Multifamily (5 or more) residential properties	7,115	7,222

Total Commercial Real Estate	54,762	56,368
Consumer Real Estate:
Construction	124	295
Farmland	205	213
Residential 1-4 Family	24,724	24,961
Home Equity Loans	2,259	2,380
Home Equity Lines of Credit	2,455	2,303

Total Consumer Real Estate	29,767	30,152
Consumer Loans:
Installment and other loans to individuals	6,007	6,484
Credit Cards	505	606

Total Consumer Loans	6,512	7,090

Total loans	$106,505	$109,548
Less unearned interest and deferred fees	109	119

Net loans	$106,396	$109,429

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

Non-accrual loans amounted to $3,888,837 and $4,045,937 at March 31, 2012 and December 31, 2011, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $60,400, $105,100 and $353,340 for three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the contractual aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,438	$—	$—	$26	$26	$15,464	$—
Commercial real estate	51,640	195	—	2,927	3,122	54,762	—
Consumer real estate	29,515	121	38	93	252	29,767	—
Consumer	6,493	—	7	12	19	6,512	—
Unearned interest and deferred fees	(109)	—	—	—	—	(109)	—

Total loans	$102,977	$316	$45	$3,058	$3,419	$106,396	$—

Non-performing loans included above are as follows:
Non-accrual loans	$663	$161	$7	$3,058	$3,226	$3,889	$—

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,655	$257	$—	$26	$283	$15,938	$—
Commercial real estate	52,727	409	36	3,196	3,641	56,368	—
Consumer real estate	29,681	221	140	110	471	30,152	—
Consumer	7,040	9	17	24	50	7,090	—
Unearned interest and deferred fees	(119)	—	—	—	—	(119)	—

Total loans	$104,984	$896	$193	$3,356	$4,445	$109,429	$—

Non-performing loans included above are as follows:
Non-accrual loans	$498	$189	$3	$3,356	$3,548	$4,046	$—

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,427	$—	$37	$—	$15,464
Commercial Real Estate	43,400	4,123	6,517	722	54,762
Construction and Land Development	329	—	—	—	329

Total	$59,156	$4,123	$6,554	$722	$70,555

Current	$59,156	$4,123	$3,743	$—	$67,022
Past Due 30-59 days	—	—	155	—	155
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non-accrual	—	—	2,656	722	3,378

Total	$59,156	$4,123	$6,554	$722	$70,555

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,882	$—	$56	$—	$15,938
Commercial Real Estate	43,067	5,807	6,786	708	56,368
Construction and Land Development	508	—	—	—	508

Total	$59,457	$5,807	$6,842	$708	$72,814

Current	$59,164	$5,807	$3,653	$—	$68,624
Past Due 30-59 days	257	—	325	—	582
Past Due 60-89 days	36	—	—	—	36
Past Due 90 days or more	—	—	—	—	—
Non-accrual	—	—	2,864	708	3,572

Total	$59,457	$5,807	$6,842	$708	$72,814

For consumer and residential real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Performing	Non-performing	Total
Consumer	$6,483	$29	$6,512
Consumer Real Estate	29,285	482	29,767

Total	$35,768	$511	$36,279

December 31, 2011	Performing	Non-performing	Total
Consumer	$7,063	$27	$7,090
Consumer Real Estate	29,705	447	30,152

Total	$36,768	$474	$37,242

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

Impaired loans at March 31, 2012 and December 31, 2011 are set forth in the following tables (in thousands):

	March 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$38	$38	$—	$38	$—
Commercial real estate	3,340	938	2,402	3,340	797
Consumer real estate	482	482	—	482	—

Total	$3,860	$1,458	$2,402	$3,860	$797

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$46	$39	$7	$46	$7
Commercial real estate	3,533	1,056	2,477	3,533	829
Consumer real estate	312	312	—	312	—

Total	$3,891	$1,407	$2,484	$3,891	$836

The average recorded investment in impaired loans at March 31, 2012 and March 31, 2011 are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	March 31, 2012	March 31, 2011
Commercial and Other Loans	$35	$55
Commercial real estate	3,180	4,136
Consumer real estate	573	374

Total	$3,788	$4,565

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were no TDR’s in accrual status at March 31, 2012 and December 31, 2011.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The following tables include the recorded investment and number of modifications for modified loans during the period, as of the respective dates. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	March 31, 2012			December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	4	3,935	2,594
Consumer real estate	—	—	—	1	23	22
Consumer	—	—	—	—	—	—

Total	—	$—	$—	5	$3,958	$2,616

Troubled Debt Restructurings That subsequently defaulted
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	3	3,680	2,388
Consumer real estate	—	—	—	1	23	22
Consumer	—	—	—	—	—	—

Total	—	$—	$—	4	$3,703	$2,410

No additional funds are committed to be advanced to customers whose loans were classified as TDR’s

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of March 31, 2012 and March 31, 2011 (in thousands):

March 31, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$179	$2,082	$193	$50	$2,504
Charge-offs	—	(3)	—	(5)	(8)
Recoveries	—	—	—	1	1
Provision	(31)	(7)	41	(3)	—

Ending Balance	$148	$2,072	$234	$43	$2,497

Loans individually evaluated for impairment	$—	$797	$—	$—	$797
Loans collectively evaluated for impairment	148	1,275	234	43	1,700

Ending Balance	$148	$2,072	$234	$43	$2,497

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

March 31, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$212	$1,511	$272	$64	$2,059
Charge-offs	—	(118)	—	(3)	(121)
Recoveries	—	30	—	2	32
Provision	(4)	50	(8)	(8)	30

Ending Balance	$208	$1,473	$264	$55	$2,000

Loans individually evaluated for impairment	$—	$219	$—	$—	$219
Loans collectively evaluated for impairment	208	1,254	264	55	1,781

Ending Balance	$208	$1,473	$264	$55	$2,000

The following table presents loans individually and collectively evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$38	$3,340	$482	$—	$—	$3,860
Loans collectively evaluated	15,426	51,422	29,285	6,512	(109)	102,536

Ending Balance	$15,464	$54,762	$29,767	$6,512	$(109)	$106,396

December 31, 2011
Loans individually evaluated	$46	$3,533	$312	$—	$—	$3,891
Loans collectively evaluated	15,892	52,835	29,840	7,090	(119)	105,538

Ending Balance	$15,938	$56,368	$30,152	$7,090	$(119)	$109,429

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	March 31, 2012	December 31, 2011	Original Useful Life Years
Land	$1,973,014	$1,973,014
Land improvements	338,069	338,069	15
Leasehold improvements	1,063,735	1,063,735	15
Buildings	5,360,646	5,193,157	39
Furniture, fixtures & equipment	5,156,471	5,130,953	3 - 7

Total	13,891,935	13,698,928
Less accumulated depreciation	7,881,501	7,781,209

Premises and equipment, net	$6,010,434	$5,917,719

Charges to operations for depreciation approximated $123,389 and $116,405 for the three months ended March 31, 2012 and 2011, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at March 31, 2012 and December 31 follows:

	(Expressed in Thousands) March 31, 2012
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$33,383	$39,240	$85,700	$69,588
United States Government	—	—	—	—
States and political subdivisions	446	6,728	4,934	3,116
Commercial banks and other depository institutions	62	—	105	490

Total	$33,891	$45,968	$90,739	$73,194

	(Expressed in Thousands) December 31, 2011
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$31,319	$41,702	$80,857	$70,125
United States Government	1	—	—	—
States and political subdivisions	540	6,189	4,723	3,176
Commercial banks and other depository institutions	55	—	—	490

Total	$31,915	$47,891	$85,580	$73,791

A maturity distribution of time certificates of deposit at March 31, 2012 and December 31, 2011, follows:

(dollars in thousands)	Maturities of Time Deposits
	March 31, 2012	December 31, 2011
Due in 2012	$31,322	$43,761
Due in 2013	18,178	10,066
Due in 2014	7,531	6,703
Due in 2015	6,873	6,373
Due in 2016	6,395	6,223
Due in 2017 and thereafter	2,895	665

Total	$73,194	$73,791

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,793,000 and $22,040,000 at March 31, 2012 and December 31, 2011, respectively. Interest expense on certificates of deposit of $100,000 or more was $113,000 and $121,100 for the three months ended March 31, 2012 and 2011, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

(dollars in thousands)	Maturities of Time Deposits in Excess of $100,000
	March 31, 2012	December 31, 2011
Three Months or Less	$3,729	$4,411
Over Three and Less than Six Months	3,248	3,719
Over Six and Less than Twelve Months	4,278	5,103
Over Twelve Months	10,538	8,807

Total	$21,793	$22,040

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2012 was approximately $36.1 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,671,749 and $3,693,014 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 the subsidiary bank had three fixed rate amortizing advances which totaled $3,671,749 with a weighted average interest rate of 4.78% of which $2,085,228 will mature in 2018 and $1,586,520 will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank. The maximum credit available under this agreement is $7.0 million and expires in December 2012. There were no borrowings outstanding under this agreement at March 31, 2012 and December 31, 2011, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2012 were as follows:

Due in 2012	$65,337
Due in 2013	90,832
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017 and thereafter	3,215,594

Total	$3,671,749

NOTE 8 - REGULATORY MATTERS

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

As of March 31, 2012, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts Expressed in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2012
Total Capital (to Risk Weighted Assets)	$31,689	21.23%	$11,939	8.0%	$14,923	10.0%
Tier I Capital (to Risk Weighted Assets)	29,819	19.98%	5,969	4.0%	8,954	6.0%
Tier I Capital (to Adjusted Total Assets)	29,819	10.36%	11,512	4.0%	14,390	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,494	21.55%	$11,691	8.0%	$14,614	10.0%
Tier I Capital (to Risk Weighted Assets)	29,662	20.30%	5,845	4.0%	8,768	6.0%
Tier I Capital (to Adjusted Total Assets)	29,662	10.46%	11,340	4.0%	14,175	5.0%
Progressive Bank, N.A.
As of March 31, 2012
Total Capital (to Risk Weighted Assets)	$31,464	21.12%	$11,920	8.0%	$14,900	10.0%
Tier I Capital (to Risk Weighted Assets)	29,594	19.86%	5,960	4.0%	8,940	6.0%
Tier I Capital (to Adjusted Total Assets)	29,594	10.29%	11,500	4.0%	14,375	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,269	21.43%	$11,674	8.0%	$14,592	10.0%
Tier I Capital (to Risk Weighted Assets)	29,437	20.17%	5,837	4.0%	8,755	6.0%
Tier I Capital (to Adjusted Total Assets)	29,437	10.39%	11,328	4.0%	14,160	5.0%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	XXXXX	XXXXX	XXXXX	XXXXX
	March 31, 2012
(dollars in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$37,205	$—	$37,205
Obligations of states and political subdivisions	—	47,466	—	47,466
Mortgage-backed securities
U.S. sponsored entities	—	76,468	—	76,468

Subtotal mortgage-backed securities	—	76,468	—	76,468
Equity securities	232	—	—	232

Total securities available for sale:	$232	$161,139	$—	$161,371

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,860	$3,860
Other real estate loans	$—	$—	$91	$91
Mortgage servicing rights	$—	$—	$52	$52

	XXXXX	XXXXX	XXXXX	XXXXX
	December 31, 2011
(dollars in thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$36,216	$—	$36,216
Obligations of states and political subdivisions	—	45,304	—	45,304
Mortgage-backed securities
U.S. sponsored entities	—	69,215	—	69,215

Subtotal mortgage-backed securities	—	69,215	—	69,215
Equity securities	226	—	—	226

Total securities available for sale:	$226	$150,735	$—	$150,957

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,891	$3,891
Other real estate loans	$—	$—	$138	$138
Mortgage servicing rights	$—	$—	$52	$52

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS (CONTINUED)

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include observable inputs employed by certified appraisers for similar assets classified as Level III inputs. Other real estate owned is measured at fair value, less cost to sell at the date of foreclosure. Valuations are periodically performed by management and the assets are carried at the lower of carrying amount, or fair value less cost to sell.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level 3 inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,891	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to - 36.3% (8.8%)
			Liquidation expenses (2)	3.2% to 18.7% (9.7%)
Other real estate owned and repossessed assets	$138	Appraisal of collateral (1)(3)
Mortgage Servicing Rights	$52	Discounted Cash Flow	Remaining term	2.9 years to 7 years (3.49 years)

			Discount rate	9.5% to 10.5% (10%)

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Valuation includes qualitative adjustments by managemnt and estimated liquidation expenses.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS (CONTINUED)

Federal Funds Purchased and Repurchase Agreements: The carrying amount for federal funds purchased and repurchase agreements are considered to be a reasonable estimate of fair value.

Federal Home Loan Bank borrowings: The fair value of FHLB and other long term borrowings is the carrying amount. Management believes that the carrying amount approximates the fair value.

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

The estimates of fair values of financial instruments are summarized as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
(Amounts Expressed in Thousands)	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$21,133	$—	$—	$21,133
Investment securities	232	161,139	—	161,371
Loans	—	—	107,607	107,607
Bank owned life insurance	3,544	—	—	3,544
Accrued interest receivable	1,195	—	—	1,195
Financial liabilities:
Deposits	170,681	74,207	—	244,888
Other borrowings	17,705	—	—	17,705
Federal Home Loan Bank borrowings	—	3,672	—	3,672
Accrued interest payable	190	—	—	190

	March 31, 2012		December 31, 2011
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,133	$21,133	$20,917	$20,917
Investment securities	161,371	161,371	150,961	150,961
Loans	106,396	107,607	106,925	105,733
Bank owned life insurance	3,544	3,544	3,518	3,518
Accrued interest receivable	1,195	1,195	1,140	1,140
Financial liabilities:
Deposits	243,792	244,888	239,177	227,662
Federal funds purchased and repurchase agreements	17,705	17,705	14,014	14,014
Federal Home Loan Bank borrowings	3,672	3,672	3,693	3,693
Accrued interest payable	190	190	218	218

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2012	2011	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Total interest income	$2,531	$2,862	$11,207	$11,858	$12,914	$13,514
Total interest expense	488	603	2,229	3,056	4,328	5,275
Net interest income	2,043	2,259	8,978	8,802	8,586	8,239
Provision for loan losses	—	30	600	220	184	—
Total other income	308	287	2,034	1,977	1,791	1,488
Total other expenses	1,903	1,904	7,626	7,723	7,592	7,009
Income before income taxes	448	612	2,786	2,836	2,601	2,718
Net income	470	550	2,454	2,339	2,305	2,206
PER SHARE DATA (1)
Net income	$0.28	$0.33	$1.48	$1.42	$1.39	$1.33
Cash dividends declared	0.19	0.19	0.76	0.73	0.73	0.71
Book value per share	20.92	19.08	20.89	18.82	18.64	17.39
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$107,967	$119,581	$115,415	$124,074	$128,206	$120,722
Investment securities	145,284	130,226	136,409	116,990	112,142	108,114
Deposits - interest bearing	207,594	203,493	204,616	198,042	190,981	182,450
Stockholders’ equity	31,266	30,088	30,498	29,415	28,192	27,295
Total assets	289,456	279,665	283,734	273,778	266,414	258,275
BALANCE SHEET
Investments	$161,371	$138,823	$150,961	$133,169	$115,997	$112,366
Loans	106,396	117,324	109,428	121,367	128,581	124,635
Allowance for loan losses	(2,497)	(2,000)	(2,504)	(2,059)	(1,894)	(1,923)
Other assets	35,802	29,756	35,373	25,482	28,447	23,086

Total Assets	$301,072	$283,903	$293,258	$277,959	$271,131	$258,164

Deposits	$243,792	$234,116	$239,177	$228,475	$221,246	$206,385
Federal funds purchased and repurchase agreements	17,705	13,898	14,013	13,477	11,025	11,013
FHLB borrowings	3,672	3,755	3,693	3,776	7,354	10,929
Other liabilities	1,325	590	1,848	1,130	700	1,100
Stockholders’ equity	34,578	31,544	34,527	31,101	30,806	28,737

Total Liabilities and Stockholders’ equity	$301,072	$283,903	$293,258	$277,959	$271,131	$258,164

SELECTED RATIOS
Return on average assets	0.65%	0.80%	0.86%	0.85%	0.87%	0.85%
Return on average equity	6.05%	7.41%	8.05%	7.95%	8.18%	8.08%
Average equity to average assets	10.80%	10.76%	10.75%	10.74%	10.58%	10.57%
Dividend payout ratio (1)	67.86%	57.58%	51.35%	51.41%	52.52%	53.38%
Loan to Deposit ratio	43.64%	50.11%	45.75%	53.12%	58.12%	60.39%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-Looking Information: Certain information contained in this report, which are not historical facts, may be forward-looking statements that involve risks and uncertainties. These statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including without limitation, the effect of changing economic conditions, changes in interest rates, changes in lending activities, changes in state and federal regulations, and other external factors which may materially impact the Company’s operational and financial performance.

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

Other Than Temporary Impairment of Investment Securities: Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

OVERVIEW

The Company reported net income of $470,000 or $.28 per share for the three months ended March 31, 2012 compared to $549,907 or $.33 per share for the same period during 2011. The decrease in net income for the three months ended March 31, 2012 as compared to the same period in 2011 of $79,907 or 14.5% was primarily the result of the decrease in net interest income, offset in part by increase in noninterest income combined with the decreases in noninterest expenses, the provision for loan losses and income tax expense. Net interest income fell $216,511 or 9.6%, primarily due to the decline in the interest and fees earned on loans combined with the decline in the interest earned on investment securities, offset in part by the reduction in the expense paid on interest bearing liabilities. Noninterest income increased $21,487 or 7.5% primarily due to the increase in other operating income which was offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses decreased $438 or .02% during the three month period ended March 31, 2012 as compared to the same period in 2011 primarily due to the decreases in other operating expenses, as well as decreases in salary and employee benefits expense, offset in part by a increase in occupancy expenses. Income tax expense decreased during the first quarter of 2012 as compared to the same period in 2011 primarily due to the increase in tax exempt income combined with a decrease of $164,586 in pre-taxable income. The ROA was .65% for the three months ended March 31, 2012 as compared to .80% for the same period of the prior year. For the three months ended March 31, 2012 compared to March 31, 2011, the ROE was 6.05% and 7.41%, respectively. The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2012

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table One presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011.

For the three months ended March 31, 2012, net interest income declined $216,511 or 9.6%, from the same period in 2011. The decrease in net interest income was primarily due to the decrease in the yield earned on loans combined with the increase in the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 3.58% for the three month period ended March 31, 2012 as compared to 4.00% for the same period in 2011. The average volume of earning assets increased $15.8 million or 6.2% from December 31, 2011 to March 31, 2012.

For the three months ended March 31, 2012, interest and fees on loans decreased $218,307 or 13.0%, from the same period in 2011 primarily due to the decline in the average loan volume combined with the decrease in the yield earned on loans. The taxable equivalent yield on loans fell 27 basis points, to 5.77% for the three month period ended March 31, 2012 as compared to 6.04% for the same period in 2011. The average balance on loans decreased $7.4 million or 6.5% since December 31, 2011. The decrease in loan volume was primarily due to the decreased demand for commercial and commercial real estate loans, as well as consumer and consumer real estate loans.

Interest income on investment securities fell $118,864 or 9.9% during the first quarter of 2012, as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned on investment securities, offset in part by the increase in the average volume. The taxable equivalent yield on investment securities declined 66 basis points, to 3.69% during the three month period ended March 31, 2012 as compared to 4.35% for the same period in 2011. The average volume of the investment portfolio increased approximately $8.9 million from December 31, 2011 to March 31, 2012.

Interest expense decreased $113,791 or 18.9% during the three months ended March 31, 2012 as compared to the same period in 2011. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 24 basis points, from 1.11% during the period ended March 31, 2011 to .87% during the period ended March 31, 2012, while the average volume grew $5.8 million or 2.6% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on interest bearing deposits combined with a reduction in the average yield paid on repurchase agreements.

Noninterest Income

Noninterest income increased $21,487 or 7.5% for the three months ended March 31, 2012 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in other operating income partially offset by the decline in service charges and other fee income.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2012, other operating income increased $23,438 or 13.5% compared to the same period in 2011. The increase in other operating income during the three month period ended March 31, 2012 as compared to the same period in the prior year was primarily due to the increases in ATM fees, credit card fees, fee income earned on loans sold to the FHLB and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by decreases in the sales of checkbooks, credit life commissions and utility bill and collection fees.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $1,779 or 1.6%, during the first three months of 2012 as compared to the same period in 2011.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2012 and 2011. Average balance sheet information for the periods ended March 31, 2012 and 2011 and was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)			(Unaudited)
	March 31, 2012			March 31, 2011
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$34,932	$180	2.07%	$36,075	$259	2.91%
Mortgage backed securities	68,250	451	2.66%	60,142	557	3.76%
States and political subdivisions	41,986	420	4.02%	33,824	351	4.21%
Other securities	116	1	3.47%	185	1	2.19%

Total Investment securities:	145,284	1,052	2.91%	130,226	1,168	3.64%
Interest bearing deposits	15,805	9	0.23%	10,687	6	0.23%
Loans, net of unearned income	107,967	1,466	5.46%	119,581	1,684	5.71%
Other earning assets	1,227	4	1.31%	1,407	4	1.15%

Total earning assets	270,283	2,531	3.77%	261,901	$2,862	4.43%
Other assets	21,676			19,774
Allowance for loan losses	(2,503)			(2,010)

Total Assets	$289,456			$279,665

LIABILITIES
Time deposits	$73,814	$316	1.72%	$78,537	$408	2.11%
Savings deposits	88,681	87	0.39%	81,177	106	0.53%
Interest bearing demand deposits	45,099	14	0.12%	43,779	18	0.17%
Federal funds purchased and repurchase agreements	15,412	27	0.70%	13,636	25	0.74%
FHLB and other long-term borrowings	3,682	44	4.81%	3,765	45	4.85%

Total interest bearing liabilities	226,688	488	0.87%	220,894	$602	1.11%
Demand deposits	30,428			27,831
Other liabilities	1,074			852

Total Liabilities	258,190			249,577
STOCKHOLDERS’ EQUITY	31,266			30,088

Total Liabilities and Stockholders’ Equity	$289,456			$279,665

Net yield on earning assets		$2,043	3.04%		$2,260	3.50%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2012 and 2011. The effect of this adjustment is presented below.

Investment securities	$145,284	$1,332	3.69%	$130,226	$1,396	4.35%
Loans	107,967	1,548	5.77%	119,581	1,780	6.04%

Total earning assets	$270,283	$2,893	4.31%	$261,901	$3,186	4.93%

Taxable equivalent net yield on earning assets		$2,405	3.58%		$2,584	4.00%

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2012 (Continued)

Noninterest Expense

Noninterest expense decreased $438 or .02% for the three months ended March 31, 2012 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in other operating expenses and salary and employee benefits expenses, offset in part by an increase in occupancy expenses. Other operating expense decreased $28,219, or 4.6%, compared to the same period of the prior year. The decrease in other operating expenses was primarily due to decreases in regulatory assessments other taxes service expenses director fees and office supplies, offset in part by an increase in advertising expenses during the three month period ended March 31, 2012 as compared to the same period in 2011.

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2012	2011
Directors’ fees	$29,600	$31,100
Stationery and supplies	37,043	37,786
Regulatory assessment and deposit insurance	68,576	103,307
Advertising	49,929	17,921
Postage and transportation	40,240	41,861
Other taxes	46,355	47,196
Service Expense	91,034	102,922
Other	221,563	230,466

Total	$584,340	$612,559

Occupancy expenses increased $35,812 or 10.0% , compared to the same period of the prior year. Occupancy expenses increased for the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to increases in real estate taxes, furniture and fixture expenses, depreciation expenses, other real estate owned expenses, insurance on bank premises, offset in part by the decrease in building maintenance expenses.

Income Taxes

Income tax expense fell during the three month period ended March 31, 2012, decreasing 135.7% compared to the same period in 2011. Income tax expense decreased primarily due to the decrease in pre-taxable income of $164,586 combined with the increase in tax-exempt income during the first three months of 2012 over the same period in 2011. Components of the income tax expense for March 31, 2012 were a income tax benefit of $38,184 for federal taxes and an income tax expense of $15,901 for West Virginia corporate net income taxes. Federal income tax rates remain consistent at 34% for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011. West Virginia corporate net income tax rates decreased to 7.75% during the first quarter of 2012 as compared to 8.50% in 2011.

Balance Sheet Analysis

Investments

Investment securities increased approximately $10.4 million or 6.9% from December 31, 2011 to March 31, 2012. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 70.6% of total securities at March 31, 2012, as compared to 70.0% at December 31, 2011. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, increased 6.9% from December 31, 2011 and represented 100% of the investment portfolio at March 31, 2012. The increase in the available for sale securities was primarily due to the purchase of obligations of U.S Government agency and corporation securities , obligations of states and political subdivisions and mortgage backed securities. The Company did not have any investment securities classified as held to maturity securities at March 31, 2012 and December 31, 2011. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above book value by $5,014,059 and $5,181,681 at March 31, 2012 and December 31, 2011, respectively.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, declined $3,032,063 or 2.8% from December 31, 2011 to March 31, 2012. The decrease in total loans in 2012 was primarily due to the decreases in commercial real estate loans, consumer loans, commercial and other loans and consumer real estate loans, which decreased $1,606,000, $578,000, $474,000 and $385,000, respectively. During the first quarter of 2012, the decrease in commercial real estate loans was primarily due to the decrease of $1,449,000 in loans secured by non-farm non-residential commercial real estate as well as a slight decrease in multi-family residential loans. The decrease in consumer loans during the first quarter of 2012 was primarily due to the decline of $477,000 in installment loans to individuals. The decrease in consumer real estate loans was primarily in residential real estate loans, offset in part by an increase in home equity lines of credit during the first quarter of 2012. Commercial loans declined during 2012 primarily in non-rated industrial development obligations.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised fifty-one percent (51%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised twenty-eight percent (28%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fifteen percent (15%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised six percent (6%) of the loan portfolio. There was no change in the composition of the loan portfolio from December 31, 2011 to March 31, 2012.

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2012 and December 31, 2011:

	(Unaudited)			(Unaudited)
	March 31, 2012			December 31, 2011
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$—	$11	$113	$—	$13	$282
Commercial real estate - nonfarm, nonresidential property	3,651	3,142	40,854	3,571	3,027	42,548
Commercial	730	2,319	1,282	657	2,572	1,125
Nonrated industrial development obligations	249	3,863	6,937	289	4,270	6,949

Total	$4,630	$9,335	$49,186	$4,517	$9,882	$50,904

The following table presents an analysis of fixed and variable rate loans as of March 31, 2012 and December 31, 2011 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
	March 31, 2012			December 31, 2011
(dollars in thousands)	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,951	$5,252	$10,281	$3,905	$5,751	$10,208
Variable Rates	679	4,083	38,905	612	4,131	40,696

Total	$4,630	$9,335	$49,186	$4,517	$9,882	$50,904

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2012. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $9,763,351 and $9,470,840 as of March 31, 2012 and December 31, 2011, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $405,909 and $383,269 at March 31, 2012 and December 31, 2011, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $3,980,000 at March 31, 2012 as compared to $4,184,000 at December 31, 2011. Non-performing loans decreased $204,000 in 2012. The decrease in non-performing loans in 2012 was primarily due to the decrease in non-accrual loans, as well as a decrease in other real estate loans.

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

	March 31,	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Past Due 90 Days or More , still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	28	—	—
Consumer	—	—	—	—	—

	—	—	28	—	—

Non-accrual:
Commercial and Other Loans	$38	$39	$54	$2,254	$111
Commercial real estate	3,340	3,533	4,147	1,195	2,866
Consumer real estate	482	447	688	624	282
Consumer	29	27	14	19	16

	$3,889	$4,046	$4,903	$4,092	$3,275

Other Real Estate	$91	$138	$8	$173	$8

Total non-performing assets	$3,980	$4,184	$4,939	$4,265	$3,283

Total non-performing assets to total loans and other real estate
	3.74%	3.82%	4.07%	3.31%	2.63%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,889,000 or 3.7% of total loans outstanding as of March 31, 2012, as compared to $4,046,000 or 3.7% of total loans outstanding as of December 31, 2011. Non-accrual loans decreased in 2012 primarily due to the payments received on nonaccrual loans. There were no loans past due 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011. Other real estate owned totaled $91,000 and $138,000 at March 31, 2012 and December 31, 2011, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $6,736 or .3%, since December 31, 2011. The allowance for loan losses represented 2.3% of outstanding loans as of March 31, 2012 and at December 31, 2011. Net loan charge-offs amounted to $6,736 for the three month period ended March 31, 2012, compared to loan charge-offs of $88,375 for the same period in 2011. There was no provision made to the allowance for loan losses during the three months ended March 31, 2012. There was a provision in the amount of $30,000 made to the allowance for loan losses during the three months ended March 31, 2011. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2011, and the three month period ended March 31, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

Table Seven - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

	March 31,	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses:
Balance at beginning of period:	$2,504	$2,059	$1,894	$1,923	$2,043
Loans Charged off:
Commercial and Other loans	—	8	14	10	150
Commercial real estate	3	156	—	155	15
Consumer real estate	—	28	—	—	—
Consumer	5	19	51	66	29

Total	8	211	65	231	194
Recoveries:
Commercial and Other loans	—	2	1	11	69
Commercial real estate	—	45	—	—	3
Consumer real estate	—	—	—	—	—
Consumer	1	9	9	7	2

Total	1	56	10	18	74
Net Charge-offs	7	155	55	213	120
Additions Charged to Operations	—	600	220	184	—

Balance at end of period:	$2,497	$2,504	$2,059	$1,894	$1,923

Average Loans Outstanding	$107,967	$115,415	$124,074	$128,206	$120,722

Ratio of net charge-offs to Average loans outstanding for the period	0.01%	0.13%	0.04%	0.17%	0.10%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	2.35%	2.29%	1.70%	1.47%	1.54%

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight

Loan Portfolio - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at March 31, 2012 and each of the four year periods ended December 31, 2011. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	March 31,		December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$148	14.5%	$179	14.6%	$212	16.9%	$203	16.1%	$202	17.7%
Commercial real estate	2,072	51.5%	2,082	51.5%	1,511	46.5%	1,345	45.5%	1,350	41.8%
Consumer real estate	234	28.0%	193	27.4%	272	28.1%	267	28.2%	267	29.2%
Consumer	43	6.0%	50	6.5%	64	8.5%	79	10.2%	104	11.3%

Total	$2,497	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%	$1,923	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $4.6 million or 1.9% during the first three months of 2012. Since year end the increase in total deposits was primarily due to increases in noninterest bearing demand deposits and savings deposits which increased approximately $1,976,000 and $5,159,000, respectively, offset in part by decreases in interest bearing demand deposits and certificates of deposit which fell $1,924,000 and $596,000, respectively. At March 31, 2012, noninterest bearing deposits comprised 14% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 86% of total deposits. The changes in the composition of the deposit mix from December 31, 2011 to March 31, 2012 were a 1% increase in noninterest bearing deposits and a 1% decrease in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2012 and December 31, 2011. Repurchase agreements increased $3,691,870 or 26.4%, from December 31, 2011 to March 31, 2012. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased .5% during the three month period ended March 31, 2012 entirely from current earnings after quarterly dividends, and a .3% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.5% and 11.8% of total assets at March 31, 2012 and December 31, 2011, respectively. The Company paid dividends of $.19 per share during the three month periods ended March 31, 2012 and 2011, respectively.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2012, without approval of the Comptroller of the Currency, of approximately $2,396,000, plus an additional amount equal to the bank’s net profit for 2012 up to the date of any such dividend declaration.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $161,371,078 classified as available for sale at March 31, 2012. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $15,511,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2012 was approximately $36.1 million subject to the purchase of additional FHLB stock. At March 31, 2012, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2012. At March 31, 2011 and December 31, 2010, the Company had outstanding loan commitments and unused lines of credit totaling $22,609,000 and $15,371,000, respectively. As of March 31, 2012, management placed a high probability for required funding within one year of approximately $14.7 million. Approximately $7.2 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3	Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2012 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.0%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 5.1%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.2%, and given a 100 basis point decrease scenario net interest income would be decreased by 4.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

Item 1A	Risk Factors

    Not applicable to Smaller Reporting Companies

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

    Inapplicable

Item 3	Defaults Upon Senior Securities

    Inapplicable

Item 4	Mine Safety Disclosures

Item 5	Other Information

    Inapplicable

Item 6	Exhibits and Reports on Form 8-K

    (a)     Reports on Form 8-K

On February 16, 2012 a report on Form 8-K was filed which reported under Item 5.03 three amendments to the Company’s By-Laws.

On March 26, 2012 a report on Form 8-K was filed which contained a press release dated March 21, 2012 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year   end earnings.

    (b)     Exhibits

The exhibits listed in the Exhibit Index on page 40 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 14, 2012

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/12

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File	X