Form 10-Q
period 2012-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2012-08-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of August 10, 2012: Common Stock, $5.00 Par Value, shares outstanding: 1,652,814 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$6,289,736	$6,671,293
Due from banks - interest bearing	7,150,605	14,245,480

Total cash and cash equivalents	13,440,341	20,916,773
Investment securities:
Available-for-sale (at fair value)	164,343,794	150,960,955
Loans	105,469,639	109,428,476
Less allowance for loan losses	(2,513,918)	(2,503,738)

Net loans	102,955,721	106,924,738
Premises and equipment, net	6,204,804	5,917,719
Accrued income receivable	1,138,720	1,140,273
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,570,827	3,518,450
Other assets	2,225,112	2,235,063

Total assets	$295,523,438	$293,258,090

LIABILITIES
Noninterest bearing deposits:
Demand	$33,489,418	$31,915,482
Interest bearing deposits:
Demand	44,618,519	47,890,988
Savings	89,433,182	85,579,615
Time	71,694,512	73,790,921

Total deposits	239,235,631	239,177,006
Federal funds purchased and securities sold under agreements to repurchase	16,439,919	14,013,506
Federal Home Loan Bank borrowings	3,650,229	3,693,014
Accrued interest payable	189,543	217,726
Other liabilities	767,456	1,630,328

Total liabilities	260,282,778	258,731,580

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,662,814 shares issued at June 30, 2012 and December 31, 2011	8,314,070	8,314,070
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,288,403	6,288,403
Retained earnings	17,432,284	16,920,319
Accumulated other comprehensive income	3,434,003	3,231,818

Total stockholders’ equity	35,240,660	34,526,510

Total liabilities and stockholders’ equity	$295,523,438	$293,258,090

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,294,620	$1,507,375	$2,638,287	$3,048,463
Tax-exempt	118,014	134,671	240,525	278,068
Debt securities:
Taxable	627,610	856,003	1,259,597	1,682,098
Tax-exempt	435,793	373,659	855,849	715,471
Other interest and divided income	12,694	10,976	25,927	20,340

Total interest and dividend income	2,488,731	2,882,684	5,020,185	5,744,440

INTEREST EXPENSE
Deposits	385,441	492,239	803,140	1,024,286
Federal funds purchased and repurchase agreements	29,053	25,426	55,961	50,785
Federal Home Loan Bank borrowings	43,283	44,277	87,306	89,292

Total interest expense	457,777	561,942	946,407	1,164,363

Net interest income	2,030,954	2,320,742	4,073,778	4,580,077
PROVISION FOR LOAN LOSSES	—	570,000	—	600,000

Net interest income after
provision for loan losses	2,030,954	1,750,742	4,073,778	3,980,077

NONINTEREST INCOME
Service charges and other fees	116,908	117,492	227,563	229,926
Net gains on available for sale securities	342,279	267,704	342,279	267,876
Other operating income	199,150	160,678	396,490	334,580

Total noninterest income	658,337	545,874	966,332	832,382

NONINTEREST EXPENSE
Salary and employee benefits	930,772	938,964	1,856,498	1,872,721
Net occupancy expense of premises	365,320	347,512	758,356	704,736
Other operating expenses	633,599	621,046	1,217,939	1,233,605

Total noninterest expense	1,929,691	1,907,522	3,832,793	3,811,062

Income before income taxes	759,600	389,094	1,207,317	1,001,397
INCOME TAX EXPENSE (BENEFIT)	89,566	(20,041)	67,283	42,355

Net income	$670,034	$409,135	$1,140,034	$959,042

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,814	1,652,814	1,652,814	1,652,814

EARNINGS PER COMMON SHARE	$0.41	$0.25	$0.69	$0.58

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.38	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net Income	$670,034	$409,135	$1,140,034	$959,042

Other comprehensive income:
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	834,077	1,189,423	666,449	1,521,126
Income tax effect	(313,863)	(447,580)	(250,784)	(572,400)
Reclassification of gains recognized in earnings	(342,279)	(267,704)	(342,279)	(267,877)
Income tax effect	128,799	100,737	128,799	100,803

Total other comprehensive income	$306,734	$574,876	$202,185	$781,652

Comprehensive income	$976,768	$984,011	$1,342,219	$1,740,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Comprehensive income:
Net Income	—	—	—	1,140,034	—	—	1,140,034
Other comprehensive income						202,185	202,185
Cash dividend ($.38 per share)	—	—	—	(628,069)	—	—	(628,069)

BALANCE, June 30, 2012	1,662,814	$8,314,070	$6,288,403	$17,432,284	$(228,100)	$3,434,003	$35,240,660

	Common Stock		Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2010	1,662,814	$8,314,070	$6,288,403	$15,722,313	$(228,100)	$1,004,500	$31,101,186
Comprehensive income:
Net Income	—	—	—	959,042	—	—	959,042
Other comprehensive income						781,652	781,652
Cash dividend ($.38 per share)	—	—	—	(628,070)	—	—	(628,070)

BALANCE, June 30, 2011	1,662,814	$8,314,070	$6,288,403	$16,053,285	$(228,100)	$1,786,152	$32,213,810

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,140,034	$959,042
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	600,000
Depreciation	249,787	239,093
Amortization of investment securities, net	281,283	115,235
Investment security gains	(342,279)	(267,876)
Loss on disposal of premises and equipment	1,052	—
Increase in cash surrender value of bank-owned life insurance	(52,377)	(51,435)
Decrease (increase) in interest receivable	1,553	(102,872)
Decrease in interest payable	(28,183)	(39,252)
Other, net	(974,908)	(239,401)

Net cash provided by operating activities	275,962	1,212,534

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	3,950,592	3,938,394
Proceeds from sales of securities available-for-sale	9,990,764	12,976,045
Proceeds from maturities of securities available-for-sale	18,515,162	18,278,903
Principal collected on mortgage-backed securities	8,501,343	9,843,171
Purchases of securities available-for-sale	(50,004,940)	(47,431,650)
Recoveries on loans previously charged-off	18,425	50,368
Purchases of premises and equipment	(537,924)	(275,670)

Net cash used in investing activities	(9,566,578)	(2,620,439)

FINANCING ACTIVITIES
Net increase in deposits	58,625	4,352,819
Dividends paid	(628,069)	(628,070)
Increase in short-term borrowings	2,426,413	1,114,072
Decrease in Federal Home Loan Bank borrowings	(42,785)	(40,792)

Net cash provided by financing activities	1,814,184	4,798,029

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,476,432)	3,390,124
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,916,773	9,932,613

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,440,341	$13,322,737

Supplemental Disclosures:
Cash Paid for Interest	$974,590	$1,203,615
Cash Paid for Income Taxes	$228,750	$55,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At June 30, 2012 and December 31, 2011, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

JUNE 30, 2012 AND 2011

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

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2012 and December 31, 2011, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2012. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,874,334 and $9,470,840 as of June 30, 2012 and December 31, 2011, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $412,737 and $383,269 at June 30, 2012 and December 31, 2011, respectively. The amount of income recognized as of a result of this agreement was $18,679 and $14,056 for the three months ended June 30, 2012 and 2011, respectively, and $43,276 and $30,157 for the six months ended June 30, 2012 and 2011, respectively.

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

JUNE 30, 2012 AND 2011

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,513,918 at June 30, 2012, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,570,827 and $3,518,450 at June 30, 2012 and December 31, 2011, respectively. The death benefit value of the bank-owned life insurance at June 30, 2012 and December 31, 2011 was $8.6 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary ..

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $57,144 and $18,246 for the three months ended June 30, 2012 and June 30, 2011, respectively. For the six month periods ended June 30, 2012 and 2011 advertising expenses amounted to $107,073 and $58,369, respectively.

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

JUNE 30, 2012 AND 2011

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

JUNE 30, 2012 AND 2011

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at June 30, 2012 and December 31, 2011:

	(Expressed in thousands) June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$40,096	$223	$(5)	$40,314
Obligations of states and political subdivisions	44,748	3,400	(75)	48,073
Mortgage-backed securities	73,795	1,939	—	75,734
Equity securities	199	24	—	223

Total available-for-sale	$158,838	$5,586	$(80)	$164,344

	(Expressed in thousands) December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$36,014	$202	$—	$36,216
Obligations of states and political subdivisions	42,154	3,150	—	45,304
Mortgage-backed securities	67,402	1,820	(7)	69,215
Equity securities	209	17	—	226

Total available-for-sale	$145,779	$5,189	$(7)	$150,961

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 14 positions that are temporarily impaired at June 30, 2012.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	(Expressed in thousands) June 30, 2012

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$5,494	$(5)	$—	$—	$5,494	$(5)
Obligations of states and political subdivisions	2,946	(75)	—	—	2,946	(75)

Total	$8,440	$(80)	$—	$—	$8,440	$(80)

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

	(Expressed in thousands) December 31, 2011

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$2,008	$(6)	$112	$(1)	$2,120	$(7)

Total	$2,008	$(6)	$112	$(1)	$2,120	$(7)

The amortized cost and fair value of investment securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$551	$556
Due after one year through five years	12,610	12,796
Due after five years through ten years	37,862	38,659
Due after ten years	33,821	36,376

	84,844	88,387
Mortgage-backed securities	73,795	75,734
Equity securities	199	223

Total	$158,838	$164,344

Assets carried at $54,650,605 and $53,581,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law. Proceeds from sales of securities available-for-sale during the six month periods ended June 30, 2012 and 2011, were $9,990,764 and $12,976,045, respectively. Gross gains of $342,594 and gross losses of $315 were realized during the six months ended June 30, 2012 and gross gains of $283,795 and gross losses of $15,919 were realized during the six months ended June 30, 2011. Proceeds from sales of securities available-for-sale during the three month periods ended June 30, 2012 and 2011, were $9,980,534 and $12,961,198, respectively. Gross gains of $342,297 and gross losses of $18 were realized during the three months ended June 30, 2012 and gross gains of $283,508 and gross losses of $15,804 were realized during the three months ended June 30, 2011. The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2012 and December 31, 2011 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$1	$1	1.00%	$11	$11	0.80%
After One But Within Five Years	10,500	10,559	1.55	11,500	11,558	1.68
After Five But Within Ten Years	29,591	29,750	1.91	24,500	24,644	2.36
After Ten Years	4	4	0.87	3	3	0.86

	40,096	40,314	1.82	36,014	36,216	2.14
States & Political Subdivisions
Within One Year	550	555	5.49	1,145	1,151	5.48
After One But Within Five Years	2,110	2,237	5.83	1,834	1,913	5.54
After Five But Within Ten Years	8,271	8,909	5.80	11,395	12,285	5.66
After Ten Years	33,817	36,372	5.83	27,780	29,955	6.07

	44,748	48,073	5.82	42,154	45,304	5.92
Mortgage-Backed Securities	73,795	75,734	2.72	67,402	69,215	3.03
Equity Securities	199	223	2.27	209	226	2.25

Total	$158,838	$164,344	3.40%	$145,779	$150,961	3.68%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at June 30, 2012 and December 31, 2011, are as follows:

	(Expressed in Thousands)
	June 30, 2012	December 31, 2011
Commercial and Other Loans:
Commercial	$4,278	$4,354
Non-rated industrial development obligations	10,811	11,508
Other loans	56	76

Total Commercial and Other Loans	15,145	15,938
Commercial Real Estate:
Non-farm, non-residential	46,632	49,146
Multifamily (5 or more) residential properties	7,026	7,222

Total Commercial Real Estate	53,658	56,368
Consumer Real Estate:
Construction	1,172	295
Farmland	254	213
Residential 1-4 Family	24,149	24,961
Home Equity Loans	2,134	2,380
Home Equity Lines of Credit	2,869	2,303

Total Consumer Real Estate	30,578	30,152
Consumer Loans:
Installment and other loans to individuals	5,663	6,484
Credit Cards	526	606

Total Consumer Loans	6,189	7,090

Total loans	$105,570	$109,548
Less unearned interest and deferred fees	100	119

Net loans	$105,470	$109,429

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

Non-accrual loans amounted to $3,953,058 and $4,045,937 at June 30, 2012 and December 31, 2011, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $66,646 and $81,345 for the three months ended June 30, 2012 and June 30, 2011, respectively. For six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $127,046, $186,445 and $353,340, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the contractual aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,046	$75	$—	$24	$99	$15,145	$—
Commercial real estate	50,541	207	—	2,910	3,117	53,658	—
Consumer real estate	30,290	166	33	89	288	30,578	—
Consumer	6,162	19	—	8	27	6,189	—
Unearned interest and deferred fees	(100)	—	—	—	—	(100)	—

Total loans	$101,939	$467	$33	$3,031	$3,531	$105,470	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$11	$—	$—	$24	$24	$35	$—
Commercial real estate	313	207	—	2,910	3,117	3,430	—
Consumer real estate	273	101	—	89	190	463	—
Consumer	5	12	—	8	20	25	—

Total non-accrual loans	$602	$320	$—	$3,301	$3,351	$3,953	$—

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,655	$257	$—	$26	$283	$15,938	$—
Commercial real estate	52,727	409	36	3,196	3,641	56,368	—
Consumer real estate	29,681	221	140	110	471	30,152	—
Consumer	7,040	9	17	24	50	7,090	—
Unearned interest and deferred fees	(119)	—	—	—	—	(119)	—

Total loans	$104,984	$896	$193	$3,356	$4,445	$109,429	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$13	$—	$—	$26	$26	$39	$—
Commercial real estate	253	84	—	3,196	3,280	3,533	—
Consumer real estate	232	105	—	110	215	447	—
Consumer	—	—	3	24	27	27	—

Total non-accrual loans	$498	$189	$3	$3,356	$3,548	$4,046	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,110	$—	$35	$—	$15,145
Commercial Real Estate	43,028	3,378	6,569	683	53,658
Construction and Land Development	949	477	—	—	1,426

Total	$59,087	$3,855	$6,604	$683	$70,229

Current	$59,087	$3,855	$3,821	$—	$66,763
Past Due 30-59 days	—	—	—	—	—
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	2,783	683	3,466

Total	$59,087	$3,855	$6,604	$683	$70,229

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,882	$—	$56	$—	$15,938
Commercial Real Estate	43,067	5,807	6,786	708	56,368
Construction and Land Development	508	—	—	—	508

Total	$59,457	$5,807	$6,842	$708	$72,814

Current	$59,164	$5,807	$3,653	$—	$68,624
Past Due 30-59 days	257	—	325	—	582
Past Due 60-89 days	36	—	—	—	36
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	2,864	708	3,572

Total	$59,457	$5,807	$6,842	$708	$72,814

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Performing	Non-performing	Total
Consumer	$6,164	$25	$6,189
Consumer Real Estate	30,116	462	30,578

Total	$36,280	$487	$36,767

December 31, 2011	Performing	Non-performing	Total
Consumer	$7,063	$27	$7,090
Consumer Real Estate	29,705	447	30,152

Total	$36,768	$474	$37,242

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company also evaluates problem loans for impairment. A loan is considered to be impaired if it is probable that the Company will not be able to collect the payments for principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally include all non-accrual loans and Troubled Debt Restructurings (TDR’s).

Impaired loans at June 30, 2012 and December 31, 2011 are set forth in the following tables (in thousands):

	June 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$35	$11	$24	$35	$24
Commercial real estate	3,431	662	2,769	3,431	836
Consumer real estate	293	293	—	293	—

Total	$3,759	$966	$2,793	$3,759	$860

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$46	$39	$7	$46	$7
Commercial real estate	3,533	1,056	2,477	3,533	829
Consumer real estate	312	312	—	312	—

Total	$3,891	$1,407	$2,484	$3,891	$836

The average recorded investment in impaired loans are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Commercial and Other Loans	36	49	44	52
Commercial real estate	3,294	3,886	3,359	3,973
Consumer real estate	463	559	468	605

Total	$3,793	$4,494	$3,871	$4,630

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were no TDR’s in accrual status at June 30, 2012 and December 31, 2011.

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

The Company did not have any TDR’s originate during the three and six month periods ended June 30, 2012 and 2011. There were no TDR’s that defaulted during the three and six month periods ended June 30, 2012 and 2011.

No additional funds are committed to be advanced to customers whose loans were classified as TDR’s

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of June 30, 2012 and June 30, 2011 (in thousands):

June 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2012	$179	$2,082	$193	$50	$2,504
Charge-offs	—	(3)	—	(5)	(8)
Recoveries	—	15	—	3	18
Provision	(9)	(44)	61	(8)	—

Ending Balance June 30, 2012	$170	$2,050	$254	$40	$2,514

Loans individually evaluated for impairment	$24	$836	$—	$—	$860
Loans collectively evaluated for impairment	146	1,214	254	40	1,654

Ending Balance	$170	$2,050	$254	$40	$2,514

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

June 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2011	$212	$1,511	$272	$64	$2,059
Charge-offs	(8)	(156)	(8)	(9)	(181)
Recoveries	2	44	—	4	50
Provision	(31)	656	(15)	(9)	601

Ending Balance, June 30, 2011	$175	$2,055	$249	$50	$2,529

Loans individually evaluated for impairment	$—	$747	$—	$—	$747
Loans collectively evaluated for impairment	175	1,308	249	50	1,782

Ending Balance	$175	$2,055	$249	$50	$2,529

The following table summarizes the primary segments of the ALL for the three months ended as of June 30, 2012 and June 30, 2011 (in thousands):

June 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2012	$148	$2,072	$234	$43	$2,497
Charge-offs	—	—	—	—	—
Recoveries	—	15	—	2	17
Provision	22	(37)	20	(5)	—

Ending Balance, June 30, 2012	$170	$2,050	$254	$40	$2,514

June 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2011	$208	$1,473	$264	$55	$2,000
Charge-offs	—	(38)	—	(6)	(44)
Recoveries	—	14	—	2	16
Provision	(33)	606	(15)	(1)	—

Ending Balance, June 30, 2011	$175	$2,055	$249	$50	$2,529

The following table presents loans individually and collectively evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$35	$3,431	$293	$—	$—	$3,759
Loans collectively evaluated	15,110	50,227	30,285	6,189	(100)	101,711

Ending Balance	$15,145	$53,658	$30,578	$6,189	$(100)	$105,470

December 31, 2011
Loans individually evaluated	$46	$3,533	$312	$—	$—	$3,891
Loans collectively evaluated	15,892	52,835	29,840	7,090	(119)	105,538

Ending Balance	$15,938	$56,368	$30,152	$7,090	$(119)	$109,429

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	June 30, 2012	December 31, 2011	Original Useful Life Years
Land	$1,973,014	$1,973,014
Land improvements	338,069	338,069	15
Leasehold improvements	1,067,151	1,063,735	15
Buildings	5,578,055	5,193,157	39
Furniture, fixtures & equipment	5,058,991	5,130,953	3 - 7

Total	14,015,280	13,698,928
Less accumulated depreciation	7,810,476	7,781,209

Premises and equipment, net	$6,204,804	$5,917,719

Charges to operations for depreciation approximated $126,398 and $122,590 for the three months ended June 30, 2012 and 2011, respectively. Depreciation expenses were $249,787 and $239,093 for the six months ended June 30, 2012 and 2011, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at June 30, 2012 and December 31 follows:

	(Expressed in Thousands)
	June 30, 2012
	Demand		Savings	Time
	Noninterest Bearing	Interest Bearing
Individuals, partnerships and corporations (includes certified and official checks)	$33,081	$39,827	$85,713	$68,074
United States Government	—	—	—	—
States and political subdivisions	384	4,792	3,615	3,131
Commercial banks and other depository institutions	24	—	105	490

Total	$33,489	$44,619	$89,433	$71,695

	(Expressed in Thousands)
	December 31, 2011
	Demand		Savings	Time
	Noninterest Bearing	Interest Bearing
Individuals, partnerships and corporations (includes certified and official checks)	$31,319	$41,702	$80,857	$70,125
United States Government	1	—	—	—
States and political subdivisions	540	6,189	4,723	3,176
Commercial banks and other depository institutions	55	—	—	490

Total	$31,915	$47,891	$85,580	$73,791

A maturity distribution of time certificates of deposit at June 30, 2012 and December 31, 2011, follows:

(dollars in thousands)	Maturities of Time Deposits
	June 30, 2012	December 31, 2011
12 months or less	$38,365	$43,761
12 months through 24 months	13,538	10,066
24 months through 36 months	6,562	6,703
36 months through 48 months	6,510	6,373
48 months through 60 months	5,956	6,223
Over 60 months	764	665

Total	$71,695	$73,791

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,438,000 and $22,040,000 at June 30, 2012 and December 31, 2011, respectively. Interest expense on certificates of deposit of $100,000 or more was $79,175 and $104,188 for the three months ended June 30, 2012 and 2011, respectively. Interest expense on certificates of deposit of $100,000 or more was $192,175 and $225,288 for the six months ended June 30, 2012 and 2011, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	June 30, 2012	December 31, 2011
Three Months or Less	$3,171	$4,411
Over Three and Less than Six Months	2,496	3,719
Over Six and Less than Twelve Months	5,125	5,103
Over Twelve Months	10,646	8,807

Total	$21,438	$22,040

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2012 was approximately $38.8 million subject to the purchase of additional FHLB stock. The Bank had FHLB borrowings of $3,650,229 and $3,693,014 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 the Bank had three fixed rate amortizing advances which totaled $3,650,229 with a weighted average interest rate of 4.78% of which $2,071,292 will mature in 2018 and $1,578,937 will mature in 2023.

The Bank also has a one year line of credit agreement with the Federal Home Loan Bank. The maximum credit available under this agreement is $7.0 million and expires in December 2012. There were no borrowings outstanding under this agreement at June 30, 2012 and December 31, 2011, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2012 were as follows:

Due in 2012	$43,817
Due in 2013	90,832
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017 and thereafter	3,215,594

Total	$3,650,229

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

As of June 30, 2012, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2012
Total Capital (to Risk Weighted Assets)	$32,012	21.64%	$11,833	8.0%	$14,791	10.0%
Tier I Capital (to Risk Weighted Assets)	30,158	20.29%	5,916	4.0%	8,875	6.0%
Tier I Capital (to Adjusted Total Assets)	30,158	10.33%	11,682	4.0%	14,602	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,494	21.55%	$11,691	8.0%	$14,614	10.0%
Tier I Capital (to Risk Weighted Assets)	29,662	20.30%	5,845	4.0%	8,768	6.0%
Tier I Capital (to Adjusted Total Assets)	29,662	10.46%	11,340	4.0%	14,175	5.0%
Progressive Bank, N.A.
As of June 30, 2012
Total Capital (to Risk Weighted Assets)	$31,821	21.55%	$11,815	8.0%	$14,769	10.0%
Tier I Capital (to Risk Weighted Assets)	29,967	20.29%	5,908	4.0%	8,862	6.0%
Tier I Capital (to Adjusted Total Assets)	29,967	10.27%	11,670	4.0%	14,588	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,269	21.43%	$11,674	8.0%	$14,592	10.0%
Tier I Capital (to Risk Weighted Assets)	29,437	20.17%	5,837	4.0%	8,755	6.0%
Tier I Capital (to Adjusted Total Assets)	29,437	10.39%	11,328	4.0%	14,160	5.0%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	June 30, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$40,314	$—	$40,314
Obligations of states and political subdivisions	—	48,073	—	48,073
Mortgage-backed securities
U.S. sponsored entities	—	75,734	—	75,734

Subtotal mortgage-backed securities	—	75,734	—	75,734
Equity securities	223	—	—	223

Total securities available for sale:	$223	$164,121	$—	$164,344

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,759	$3,759
Other real estate	$—	$—	$67	$67
Mortgage servicing rights	$—	$—	$50	$50

(dollars in thousands)	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$36,216	$—	$36,216
Obligations of states and political subdivisions	—	45,304	—	45,304
Mortgage-backed securities
U.S. sponsored entities	—	69,215	—	69,215

Subtotal mortgage-backed securities	—	69,215	—	69,215
Equity securities	226	—	—	226

Total securities available for sale:	$226	$150,735	$—	$150,957

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,891	$3,891
Other real estate	$—	$—	$138	$138
Mortgage servicing rights	$—	$—	$52	$52

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS (CONTINUED)

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

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,759	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to - 36.3% (9.1%) 3.2% to 18.7% (9.5%)
Other real estate owned and repossessed assets	$67	Appraisal of collateral (1)(3)
Mortgage Servicing Rights	$50	Discounted Cash Flow	Remaining term Discount rate	2.9 years to 7 years (3.49 years) 9.5% to 10.5% (10%)

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Valuation includes qualitative adjustments by management and estimated liquidation expenses.

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

JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS (CONTINUED)

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

The estimates of fair values of financial instruments are summarized as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012
(Amounts Expressed in Thousands)	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$13,440	$—	$—	$13,440
Investment securities	223	164,121	—	164,344
Loans	—	—	104,073	104,073
Bank owned life insurance	3,571	—	—	3,571
Accrued interest receivable	1,139	—	—	1,139
Financial liabilities:
Deposits	156,132	72,694	—	228,826
Other borrowings	16,440	—	—	16,440
Federal Home Loan Bank borrowings	—	3,650	—	3,650
Accrued interest payable	190	—	—	190

	June 30, 2012		December 31, 2011
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,440	$13,440	$20,917	$20,917
Investment securities	164,344	164,344	150,961	150,961
Loans	102,956	104,073	106,925	105,733
Bank owned life insurance	3,571	3,571	3,518	3,518
Accrued interest receivable	1,139	1,139	1,140	1,140
Financial liabilities:
Deposits	239,236	228,826	239,177	227,662
Federal funds purchased and repurchase agreements	16,440	16,440	14,014	14,014
Federal Home Loan Bank borrowings	3,650	3,650	3,693	3,693
Accrued interest payable	190	190	218	218

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2012	2011	2012	2011	2011	2010	2009
SUMMARY OF OPERATIONS
Total interest income	$2,489	$2,883	$5,020	$5,744	11,207	11,858	$12,914
Total interest expense	458	562	946	1,164	2,229	3,056	4,328
Net interest income	2,031	2,321	4,074	4,580	8,978	8,802	8,586
Provision for loan losses	—	570	—	600	600	220	184
Total other income	658	546	966	832	2,034	1,977	1,791
Total other expenses	1,929	1,908	3,833	3,811	7,626	7,723	7,592
Income before income taxes	760	389	1,207	1,001	2,786	2,836	2,601
Net income	670	409	1,140	959	2,454	2,339	2,305
PER SHARE DATA (1)
Net income	$0.41	$0.25	$0.69	$0.58	1.48	1.42	$1.39
Cash dividends declared	0.19	0.19	0.38	0.38	0.76	0.73	0.73
Book value per share	21.32	19.49	21.32	19.49	20.89	18.82	18.64
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$106,059	$116,006	$107,014	$117,775	115,415	124,074	$128,206
Investment securities	155,019	136,513	150,152	133,387	136,409	116,990	112,142
Deposits - interest bearing	208,169	205,421	207,881	204,462	204,616	198,042	190,981
Stockholders’ equity	31,412	30,456	31,347	30,267	30,498	29,415	28,192
Total assets	293,694	283,943	291,583	281,816	283,734	273,778	266,414
SELECTED RATIOS
Return on average assets	0.92%	0.58%	0.79%	0.69%	0.86%	0.85%	0.87%
Return on average equity	8.58%	5.39%	7.31%	6.39%	8.05%	7.95%	8.18%
Average equity to average assets	10.70%	10.73%	10.75%	10.74%	10.75%	10.74%	10.58%
Dividend payout ratio (1)	46.34%	76.00%	55.07%	65.52%	51.35%	51.41%	52.52%
Loan to Deposit ratio	44.09%	50.36%	44.09%	50.36%	45.75%	53.12%	58.12%

	June 30,		December 31,
	2012	2011	2011	2010	2009
BALANCE SHEET
Investments	$164,344	$140,908	$150,961	$133,169	$115,997
Loans	105,470	117,248	109,428	121,367	128,581
Allowance for loan losses	(2,514)	(2,529)	(2,504)	(2,059)	(1,894)
Other assets	28,223	28,570	35,373	25,482	28,447

Total Assets	$295,523	$284,197	$293,258	$277,959	$271,131

Deposits	$239,236	$232,828	$239,177	$228,475	$221,246
Federal funds purchased and
repurchase agreements	16,440	14,591	14,013	13,477	11,025
FHLB borrowings	3,650	3,735	3,693	3,776	7,354
Other liabilities	956	829	1,848	1,130	700
Stockholders’ equity	35,241	32,214	34,527	31,101	30,806

Total Liabilities and
Stockholders’ equity	$295,523	$284,197	$293,258	$277,959	$271,131

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 20, 2010 and the 4 percent common stock dividend to shareholders of record on October 1, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $1,140,034 or $.69 per share for the six months ended June 30, 2012 compared to $959,042 or $.58 per share for the same period during 2011. The increase in net income for the six months ended June 30, 2012 as compared to the same period in 2011 of $180,992 or 18.9% was primarily the result of the increase in noninterest income combined with the decrease in the provision for loan losses, offset in part by the decrease in net interest income and the increases in noninterest expenses and in income tax expense. Noninterest income increased $133,950 or 16.1% primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. The provision for loan losses decreased $600,000 during the six month period ended June 30, 2012 as compared to the same period in 2011 primarily due to a specific reserve allocation for one impaired commercial real estate loan in 2011. Net interest income decreased $506,299 or 11.1%, primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest expenses increased $21,731 or .6% during the six month period ended June 30, 2012 as compared to the same period in 2011 primarily due to the increase in occupancy expenses, offset in part by the decreases in salary and employee benefits expenses and other operating expenses. The ROA was .79% for the six months ended June 30, 2012 as compared to .69% for the same period of the prior year. For the six months ended June 30, 2012 compared to June 30, 2011, the ROE was 7.31% and 6.39%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

For the second quarter of 2012, net income was $670,034 or $.41 per share as compared to $409,135 or $.25 per share for the same period in 2011. The increase in net income for the three months ended June 30, 2012 as compared to the same period in 2011 of $260,899 or 63.8% was primarily the result of the increase in noninterest income combined with the decrease in the provision for loan losses, offset in part by the decreases in net interest income and the increase in noninterest expenses and in income tax expense. Net interest income decreased $289,788 or 12.5%, primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans offset in part by the decrease in the interest expense paid on interest bearing liabilities. The provision for loan losses decreased $570,000 during the three month period ended June 30, 2012 as compared to the same period in 2011 primarily due to a specific reserve allocation for one impaired commercial real estate loan in 2011. Noninterest income increased $112,463 or 20.6% for the three months ended June 30, 2012 as compared to same period of the prior year and was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, which were offset in part by the decline in service charges and fees earned on deposit accounts. Noninterest expenses increased $22,169 or 1.2% during the three month period ended June 30, 2012 as compared to the same period in 2011 primarily due to the increases in occupancy expenses and in other operating expenses, offset by the decline in salary and employee benefits expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS – For the six months ended June 30, 2012

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012, net interest income was $4,073,778, a decrease of $506,299 or 11.1%, from the same period in 2011. Net interest income declined primarily due to the decrease in the taxable equivalent net yield on earning assets offset in part by the increase in average volume of earning assets. The taxable equivalent net yield on earning assets decreased from 4.01% at June 30, 2011 to 3.54% at June 30, 2012. The average earning assets increased approximately $9.5 million or 3.6% from June 30, 2011 to 2012.

Interest income on investment securities during the first six months of 2012 fell $282,123 or 11.8% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first six months of 2012 was primarily due to the decline in the yields earned which was partially offset by a rise in the average volume. The taxable equivalent yield on investment securities fell 53 basis points in 2012, from 4.13% at December 31, 2011 to 3.60% at June 30, 2012 and decreased 75 basis points from June 30, 2011. The average volume of investment securities have increased approximately $13.7 million or 10.1% since December 31, 2011.

Interest and fees on loans decreased $447,719 or 13.5%, from the same period in 2011 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The taxable equivalent yield on loans fell 22 basis points in 2012 from 5.93% at December 31, 2011 to 5.71% at June 30, 2012 and fell 30 basis points from June 30, 2011. The average loan volume decreased approximately $8.4 million or 7.3% since December 31, 2011.

During the six months ended June 30, 2012, interest expense declined $217,956 or 18.7% as compared to the same period in 2011. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2012. The average yield paid on interest bearing liabilities fell 16 basis points from 1.00% at December 31, 2011 to .84% at June 30, 2012 and decreased 22 basis points since June 30, 2011. The average volume of interest bearing liabilities increased approximately $4.7 million or 2.1% since December 31, 2011.

Noninterest Income

Noninterest income increased $133,950 or 16.1% for the six months ended June 30, 2012 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities combined with the increase in other operating income, offset in part by the decline in service charges and other fee income.

The net gains on investment securities increased $74,403 or 27.8% for the six month period ended June 30, 2012 as compared to the same period in 2011. The increase in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company’s subsidiary bank sold approximately $12.7 million of investment securities during the second quarter of 2011 to take advantage of the current market interest rate environment. The Company accounted for securities gains of $342,594 and securities losses of $315 during the six month period ended June 30, 2012 and securities gains of $283,795 and securities losses of $15,919 during the six month period ended June 30, 2011.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2012, other operating income increased $61,910 or 18.5% compared to the same period in 2011. The increase in other operating income was primarily due to increases in ATM fees and FHLB fee income, a gain on sale of other real estate owned and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by decreases in checkbook sales and credit card fees other miscellaneous income.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $2,363 in the first six months of 2012 as compared to the same period in 2011, down 1.0%, from 2011.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2012 and 2011. Average balance sheet information for the periods ended June 30, 2012 and 2011 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited) For the six months ended June 30, 2012			(Unaudited) For the six months ended June 30, 2011
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$35,914	$354	1.98%	$37,494	$555	2.99%
Mortgage backed securities	70,913	904	2.56%	61,184	1,125	3.71%
States and political subdivisions	43,211	856	3.98%	34,505	715	4.18%
Other securities	114	1	1.76%	204	2	1.98%

Total Investment securities:	150,152	2,115	2.83%	133,387	2,397	3.62%
Interest bearing deposits	14,561	18	0.25%	10,888	13	0.24%
Loans, net of unearned income	107,014	2,879	5.41%	117,775	3,327	5.70%
Other earning assets	1,239	8	1.30%	1,369	7	1.03%

Total earning assets	272,966	5,020	3.70%	263,419	5,744	4.40%
Other assets	21,120			20,416
Allowance for loan losses	(2,503)			(2,019)

Total Assets	$291,583			$281,816

LIABILITIES
Time deposits	$73,275	$612	1.68%	$77,701	$788	2.05%
Savings deposits	89,727	164	0.37%	82,298	203	0.50%
Interest bearing demand deposits	44,879	27	0.12%	44,463	33	0.15%
Federal funds purchased and repurchase agreements	16,184	56	0.70%	13,825	51	0.74%
FHLB and other long-term borrowings	3,671	87	4.77%	3,755	89	4.78%

Total interest bearing liabilities	227,736	946	0.84%	222,042	1,164	1.06%
Demand deposits	31,502			28,652
Other liabilities	998			855

Total Liabilities	260,236			251,549
STOCKHOLDERS’ EQUITY	31,347			30,267

Total Liabilities and Stockholders’ Equity	$291,583			$281,816

Net yield on earning assets		$4,074	3.00%		$4,580	3.51%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2012 and 2011, respectively. The effect of this adjustment is presented below.

Investment securities	$150,152	$2,686	3.60%	$133,387	$2,875	4.35%
Loans	107,014	3,039	5.71%	117,775	3,512	6.01%

Total earning assets	$272,966	$5,751	4.24%	$263,419	$6,407	4.90%

Taxable equivalent net yield on earning assets		$4,805	3.54%		$5,243	4.01%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS – For the six months ended June 30, 2012 (continued)

Noninterest Expense

Noninterest expense increased $21,731 or .6% for the six months ended June 30, 2012 as compared to same period of the prior year. The increase in noninterest expense was primarily due to the increase in occupancy expenses, offset in part by decreases in salary and employee benefits expenses and in other operating expenses.

Net occupancy expenses of premises increased $53,620 or 7.6% during the six months ended June 30, 2012 compared to the same period in 2011. Increases in real estate taxes, building and land lease expense, furniture and fixture depreciation expenses, and utilities, offset in part by the decline in banking house expenses and the decline in expenses associated with other real estate owned property contributed to the increase in occupancy expenses in 2012 as compared to 2011.

Other operating expenses for the six months ended June 30 included the following:

Unaudited	2012	2011	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$54,350	$58,050	$(3,700)	(6.4)%
Stationery and supplies	76,165	76,901	(736)	(1.0)%
Regulatory assessment and deposit insurance	135,577	208,303	(72,726)	(34.9)%
Advertising	107,073	58,369	48,704	83.4%
Postage and transportation	85,618	87,263	(1,645)	(1.9)%
Other taxes	101,052	94,278	6,774	7.2%
Service expense	221,450	190,822	30,628	16.1%
Other	436,654	459,619	(22,965)	(5.0)%

Total	$1,217,939	$1,233,605	$(15,666)	(1.3)%

Salary and employee benefits expenses fell $16,223 or .9% during the six months ended June 30, 2012 over the same period in 2011. Salary and employee benefit expense in 2012 compared to 2011 decreased primarily as a result of a reduction in salary expenses, offset in part by increases in employee benefits expenses and payroll taxes.

Income Taxes

Income tax expense for the six month period ended June 30, 2012 was $67,283, increasing $24,928 or 58.9% compared to the same period in 2011. The increase in income tax expense was primarily due to the increase in pre-taxable income offset in part by the increase in tax-exempt income during the first six months of 2012 over the same period in 2011. Components of the income tax expense for June 30, 2012 were $23,637 for federal taxes and $43,646 for West Virginia corporate net income taxes. Federal income tax rates remain consistent at 34% for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011. West Virginia corporate net income tax rates decreased to 7.75% in 2012 as compared to 8.5% in 2011.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2012 and 2011. Average balance sheet information for the periods ended June 30, 2012 and 2011 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2012 and 2011.

	(Unaudited)			(Unaudited)
	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$36,897	$173	1.89%	$38,898	$295	3.04%
Mortgage backed securities	73,576	453	2.48%	62,214	569	3.67%
Obligations of states and political subdivisions	44,435	436	3.95%	35,179	365	4.16%
Other securities	111	1	3.62%	222	1	1.81%

Total Investment securities:	155,019	1,063	2.76%	136,513	1,230	3.61%
Interest bearing deposits	13,316	9	0.27%	11,086	7	0.25%
Loans, net of unearned income	106,059	1,413	5.36%	116,006	1,642	5.68%
Other earning assets	1,252	4	1.29%	1,332	4	1.20%

Total earning assets	275,646	2,489	3.63%	264,937	2,883	4.36%
Other assets	20,551			21,034
Allowance for loan losses	(2,503)			(2,028)

Total Assets	$293,694			$283,943

LIABILITIES
Time deposits	$72,736	$295	1.63%	$76,873	$379	1.98%
Savings deposits	90,774	78	0.35%	83,407	98	0.47%
Interest bearing demand deposits	44,659	13	0.12%	45,141	15	0.13%
Federal funds purchased and repurchase agreements	16,955	29	0.69%	14,012	26	0.74%
FHLB and other long-term borrowings	3,660	43	4.73%	3,744	44	4.71%

Total interest bearing liabilities	228,784	458	0.81%	223,177	562	1.01%
Demand deposits	32,576			29,463
Other liabilities	922			847

Total Liabilities	262,282			253,487
STOCKHOLDERS’ EQUITY	31,412			30,456

Total Liabilities and Stockholders’ Equity	$293,694			$283,943

Net yield on earning assets		$2,031	2.96%		$2,321	3.51%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2012 and 2011, respectively. The effect of this adjustment is presented below.

Investment securities	$155,019	$1,354	3.51%	$136,513	$1,479	4.35%
Loans	106,059	1,491	5.65%	116,006	1,732	5.99%

Total earning assets	$275,646	$2,858	4.17%	$264,937	$3,222	4.88%

Taxable equivalent net yield on earning assets		$2,400	3.50%		$2,660	4.03%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS – For the three months ended June 30, 2012

Net Interest Income

For the three months ended June 30, 2012, net interest income was $2,030,954, decreasing $289,788 or 12.5%, from the same period in 2011. The decrease in net interest income was primarily due to the decrease in the interest earned on loans combined with the decrease in the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The taxable equivalent net yield on earnings assets decreased from 4.03% at June 30, 2011 to 3.50% at June 30, 2012. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2012 and 2011.

Interest and fees on loans decreased $229,412 or 14.0% for the three month period ended June 30, 2012 as compared to the same period in 2011 due to the decline in the average yield on loans combined with the decrease in the average volume of loans. The taxable equivalent yield on loans fell 28 basis points, to 5.65% at June 30, 2012 from 5.93% at December 31, 2011 and decreased 34 basis points from June 30, 2011.

Interest income on investment securities decreased $166,259 or 13.5% during the second quarter of 2012 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The investment portfolio increased with the average volume increasing approximately $18.6 million or 13.6% since December 31, 2011 and $18.5 million or 13.6% since June 30, 2011. The taxable equivalent yield earned on investment securities declined 84 basis points, to 3.51% for the three months ended June 30, 2012 as compared to 4.35% for the same period in 2011.

Interest expense paid on interest bearing liabilities fell $104,165 or 18.5% during the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 20 basis points, from 1.01% at June 30, 2011 to .81% at June 30, 2012. The average volume of interest bearing liabilities rose approximately $5.6 million or 2.5%, from June 30, 2011 to June 30, 2012 primarily due to an increase in the balances maintained in savings deposits and repurchase agreements, offset in part by the decline in interest bearing demand deposits, time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income increased $112,463 or 20.6% for the three months ended June 30, 2012 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increases in other operating income and an increase in the net gains on sales of investment securities, partially offset by decline in service charges and other fee income.

During the second quarter of 2012, other operating income increased $38,472 or 23.9% as compared to same period of the prior year. The increase in other operating income during the three month period ended June 30, 2012 as compared to the same period in the prior year was primarily due to increases in the gain on the sale of other real estate owned property, ATM fees, FHLB fee income, and other miscellaneous income, offset in part by decreases in sales of checkbooks, filing fee income and credit card fees.

The net gains on investment securities increased $74,575 or 27.9% for the three month period ended June 30, 2012 as compared to the same period in 2011. The increase in investment securities gains was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage-backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company’s subsidiary bank sold approximately $12.7 million of investment securities during the second quarter of 2011 to take advantage of the current market interest rate environment. The Company accounted for securities gains of $342,297 and securities losses of $18 during the three month period ended June 30, 2012 and securities gains of $283,508 and securities losses of $15,804 during the three month period ended June 30, 2011.

Noninterest Expense

Noninterest expense increased $22,169 or 1.2% for the three months ended June 30, 2012 as compared to same period of the prior year. The increase in noninterest expense was primarily due to the increases in occupancy expense of premises and other operating expenses, offset in part by the decline in salary and employee benefits expenses.

Net occupancy expenses of premises increased $17,808 or 5.1% during the three months ended June 30, 2012 compared to the same period in 2011. The increase in net occupancy expenses in 2012 as compared to 2011 was primarily due to an increase in real estate taxes, building and land lease expense and furniture and fixture depreciation expenses, offset in part by decreases in expenses for other real estate owned property and building maintenance costs.

Other operating expense increased $12,553, or 2.0%, compared to the same period of the prior year. The increase in other operating expenses during the three month period ended June 30, 2012 as compared to 2011 was attributable primarily due to the increases in service expense, advertising expenses and other taxes, which were offset in part by decreases in director fees, regulatory assessments and deposit insurance, stationery and supplies expenses, postage and transportation expenses and other expenses .

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS – For the three months ended June 30, 2012 (continued)

Noninterest Expense – (continued)

Other operating expenses for the three months ended June 30 included the following:

Unaudited	2012	2011	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$24,750	$26,950	$(2,200)	(8.2)%
Stationery and supplies	39,122	39,115	7	0.0%
Regulatory assessment and deposit insurance	67,001	104,996	(37,995)	(36.2)%
Advertising	57,144	40,448	16,696	41.3%
Postage and transportation	45,378	45,402	(24)	(0.1)%
Other taxes	54,697	47,082	7,615	16.2%
Service expense	130,416	87,900	42,516	48.4%
Other	215,091	229,153	(14,062)	(6.1)%

Total	$633,599	$621,046	$12,553	2.0%

Income Taxes

Income tax expense for the three month period ended June 30, 2012 was $89,566, an increase of $109,607 compared to the same period in 2011. The increase in income tax expense was primarily due to the increase in pre-taxable income of $370,506 combined with the increase in tax-exempt income during the three month period ended June 30, 2012 over the same period in 2011.

Balance Sheet Analysis

Investments

Investment securities increased approximately $13.4 million or 8.9% from December 31, 2011 to June 30, 2012. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 70.7% of total securities at June 30, 2012, as compared to 70.0% at December 31, 2011. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at June 30, 2012 and December 31, 2011. The increase in the available for sale securities was primarily due to the purchase of obligations of U.S Government agency and corporation securities , obligations of states and political subdivisions and mortgage backed securities. The Company did not have any investment securities classified as held to maturity securities at June 30, 2012 and December 31, 2011. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above amortized cost by $5,505,857 and $5,181,686 at June 30, 2012 and December 31, 2011, respectively.

Loans

Total loans, net of unearned income, declined $3,958,837 or 3.6% from December 31, 2011 to June 30, 2012. The decrease in total loans in 2012 was primarily due to the decreases in loans commercial real estate loans, consumer loans, and commercial and other loans which decreased $2,710,000, $901,000 and $793,000, respectively, offset in part by the increase in consumer real estate which increased $426,000. The decline in commercial real estate loans was primarily due to the decrease in loans secured by non-farm, non-residential commercial real estate. The consumer loans decreased during the first six months of 2012 primarily due to the decline in installment loans to individuals. Commercial loans declined during 2012 primarily in non-rated industrial development obligations and in commercial and industrial loans. The increase in consumer real estate loans in 2012 was primarily in construction and home equity lines of credit, partially offset by the decline in residential real estate loans and home equity loans.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised fifty-one percent (51%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised twenty-nine percent (29%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fourteen percent (14%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised six percent (6%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2011 to June 30, 2012 were a 1% increase in consumer real estate loans and a 1% decrease in commercial and other loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	(Unaudited) June 30, 2012			December 31, 2011
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$—	$509	$663	$—	$13	$282
Commercial real estate - nonfarm, nonresidential property	3,626	3,298	39,708	3,571	3,027	42,548
Commercial	641	2,208	1,429	657	2,572	1,125
Nonrated industrial development obligations	411	3,439	6,961	289	4,270	6,949

Total	$4,678	$9,454	$48,761	$4,517	$9,882	$50,904

The following table presents an analysis of fixed and variable rate loans as of June 30, 2012 and December 31, 2011 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	(Unaudited) June 30, 2012			December 31, 2011
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,971	$5,619	$9,972	$3,905	$5,751	$10,208
Variable Rates	707	3,835	38,789	612	4,131	40,696

Total	$4,678	$9,454	$48,761	$4,517	$9,882	$50,904

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $9,874,334 and $9,470,840 as of June 30, 2012 and December 31, 2011, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $412,737 and $383,269 at June 30, 2012 and December 31, 2011, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $4,020,000 at June 30, 2012 as compared to $4,184,000 at December 31, 2011. The decline in non-performing loans in 2012 was primarily due to decreases in non-accrual loans and in other real estate owned.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	June 30, 2011	December 31,
		2011	2010	2009	2008
Past Due 90 Days or More:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	28	—	—
Consumer	—	—	—	—	—

	—	—	28	—	—

Non-accrual:
Commercial and Other Loans	$35	$39	$54	$2,254	$111
Commercial real estate	3,431	3,533	4,147	1,195	2,866
Consumer real estate	462	447	688	624	282
Consumer	25	27	14	19	16

	$3,953	$4,046	$4,903	$4,092	$3,275

Other Real Estate	$67	$138	$8	$173	$8

Total non-performing assets	$4,020	$4,184	$4,939	$4,265	$3,283

Total non-performing assets to total loans and other real estate	3.81%	3.82%	4.07%	3.31%	2.63%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,953,058 or 3.7% of total loans outstanding as of June 30, 2012, as compared to $4,045,937 or 3.7% of total loans outstanding as of December 31, 2011. Non-accrual loans decreased in 2012 primarily from loan payments. There were no loans past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011. Other real estate owned totaled $67,000 and $138,000 at June 30, 2012 and December 31, 2011, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses increased $10,180 or .4%, since December 31, 2011. The allowance for loan losses represented 2.4% and 2.3% of outstanding loans as of June 30, 2012 and at December 31, 2011, respectively. Charge-offs amounted to $8,245 and recoveries were $18,425 for the six month period ended June 30, 2012. There was no provision made to the allowance for loan losses during the six months ended June 30, 2012. There was a provision in the amount of $600,000 made to the allowance for loan losses during the six months ended June 30, 2011. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

The additions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in the following table.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2011, and the six month period ended June 30, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

(dollars in thousands)
	(Unaudited) June 30, 2012
			December 31,
			2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and Other Loans	$170	14.4%	$179	14.6%	$212	16.9%	$203	16.1%	$202	17.7%
Commercial real estate	2,050	50.7%	2,082	51.5%	1,511	46.5%	1,345	45.5%	1,350	41.8%
Consumer real estate	254	29.0%	193	27.4%	272	28.1%	267	28.2%	267	29.2%
Consumer	40	5.9%	50	6.5%	64	8.5%	79	10.2%	104	11.3%

Total	$2,514	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%	$1,923	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $58,625 during the first six months of 2012. Since year end the increase in total deposits was primarily due to increases in noninterest bearing demand deposits and savings deposits which increased approximately $1.6 million and $3.9 million, respectively, offset in part by the decreases in interest bearing demand deposits and certificates of deposit which fell $3.3 million and $2.1 million, respectively. At June 30, 2012, noninterest bearing deposits comprised 14% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 86% of total deposits. The changes in the composition of the deposit mix since December 31, 2011 were a 1% increase in noninterest bearing deposits and a 1% decrease in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2012 and December 31, 2011. Repurchase agreements increased $2,426,413 or 17.3%, from December 31, 2011 to June 30, 2012. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased 1.5% during the six month period ended June 30, 2012 entirely from current earnings after quarterly dividends, and a .6% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.9% and 11.8% of total assets at June 30, 2012 and December 31, 2011, respectively. The Company paid dividends of $.38 per share during the six month periods ended June 30, 2012 and June 30, 2011. The Company paid dividends of $.19 per share during the three month periods ended June 30, 2012 and June 30, 2011.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $164,343,794 classified as available for sale at June 30, 2012. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $8,440,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2012 was approximately $38.8 million subject to the purchase of additional FHLB stock. At June 30, 2012, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of June 30, 2012 and December 31, 2011. The subsidiary Bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of June 30, 2012 and December 31, 2011. The subsidiary bank also has pledged investment securities in the amount of $16 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of June 30, 2012. At June 30, 2012 and December 31, 2011, the Company had outstanding loan commitments and unused lines of credit totaling $20,275,000 and $15,371,000, respectively. As of June 30, 2012, management placed a high probability for required funding within one year of approximately $9.9 million. Approximately $5.1 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2012 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 4.8%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 4.9%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 1.3%, and given a 100 basis point decrease scenario net interest income would be decreased by 4.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

                    None

Item 5        Other Information

                    Inapplicable

Item 6        Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On May 10, 2012 a report on Form 8-K was filed which contained the results of the submission of Matters to a vote of Security Holders at First West Virginia Bancorp Inc.’s Annual meeting of shareholders held May 8, 2012.

On May 10, 2012 a report on Form 8-K was filed which contained a press release dated May 9, 2012 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 42 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 10, 2012

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorprated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/12

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File	X