Form 10-Q
period 2012-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2012-11-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of November 9, 2012: Common Stock, $5.00 Par Value, shares outstanding: 1,652,814 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,759,103	$6,671,293
Due from banks - interest bearing	16,274,000	14,245,480

Total cash and cash equivalents	21,033,103	20,916,773
Investment securities:
Available-for-sale (at fair value)	166,464,449	150,960,955
Loans	100,726,270	109,428,476
Less allowance for loan losses	(2,512,909)	(2,503,738)

Net loans	98,213,361	106,924,738
Premises and equipment, net	6,412,950	5,917,719
Accrued income receivable	1,185,615	1,140,273
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,597,816	3,518,450
Other assets	2,460,384	2,235,063

Total assets	$301,011,797	$293,258,090

LIABILITIES
Noninterest bearing deposits:
Demand	$31,379,663	$31,915,482
Interest bearing deposits:
Demand	46,655,399	47,890,988
Savings	91,430,917	85,579,615
Time	69,854,783	73,790,921

Total deposits	239,320,762	239,177,006
Federal funds purchased and securities sold under agreements to repurchase	18,570,150	14,013,506
Federal Home Loan Bank borrowings	3,628,451	3,693,014
Accrued interest payable	170,782	217,726
Other liabilities	3,366,128	1,630,328

Total liabilities	265,056,273	258,731,580

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,662,814 shares issued at September 30, 2012 and December 31, 2011	8,314,070	8,314,070
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,288,403	6,288,403
Retained earnings	17,601,075	16,920,319
Accumulated other comprehensive income	3,980,076	3,231,818

Total stockholders’ equity	35,955,524	34,526,510

Total liabilities and stockholders’ equity	$301,011,797	$293,258,090

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,289,102	$1,506,060	$3,927,389	$4,554,523
Tax-exempt	113,894	125,556	354,419	403,624
Debt securities:
Taxable	602,929	813,718	1,862,526	2,495,816
Tax-exempt	438,758	348,766	1,294,607	1,064,237
Other interest and dividend income	10,388	12,755	36,315	33,095

Total interest and dividend income	2,455,071	2,806,855	7,475,256	8,551,295

INTEREST EXPENSE
Deposits	355,600	473,119	1,158,740	1,497,405
Federal funds purchased and repurchase agreements	31,380	28,306	87,341	79,091
Federal Home Loan Bank borrowings	43,512	44,528	130,818	133,820

Total interest expense	430,492	545,953	1,376,899	1,710,316

Net interest income	2,024,579	2,260,902	6,098,357	6,840,979
PROVISION FOR LOAN LOSSES	—	—	—	600,000

Net interest income after provision for loan losses	2,024,579	2,260,902	6,098,357	6,240,979

NONINTEREST INCOME
Service charges and other fees	118,586	133,155	346,149	363,081
Net gains on available for sale securities	1,671	375,121	343,950	642,997
Other operating income	186,410	213,736	582,900	548,316

Total noninterest income	306,667	722,012	1,272,999	1,554,394

NONINTEREST EXPENSE
Salary and employee benefits	932,344	971,599	2,788,842	2,844,320
Net occupancy expense of premises	385,898	375,984	1,144,254	1,080,720
Other operating expenses	551,220	546,254	1,769,159	1,779,859

Total noninterest expense	1,869,462	1,893,837	5,702,255	5,704,899

Income before income taxes	461,784	1,089,077	1,669,101	2,090,474
INCOME TAX EXPENSE (BENEFIT)	(21,042)	230,145	46,241	272,500

Net income	$482,826	$858,932	$1,622,860	$1,817,974

WEIGHTED AVERAGE SHARES OUTSTANDING	1,652,814	1,652,814	1,652,814	1,652,814

EARNINGS PER COMMON SHARE	$0.29	$0.52	$0.98	$1.10

DIVIDENDS PER COMMON SHARE	$0.19	$0.19	$0.57	$0.57

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net Income	$482,826	$858,932	$1,622,860	$1,817,974

Other comprehensive income:
Investment securities available for sale
Unrealized holding gains arising during the period	877,209	2,087,736	1,543,659	3,608,861
Income tax effect	(330,094)	(785,615)	(580,879)	(1,358,014)
Reclassification of gains recognized in earnings	(1,671)	(375,120)	(343,950)	(642,997)
Income tax effect	629	141,157	129,428	241,960

Total other comprehensive income	$546,073	$1,068,158	$748,258	$1,849,810

Comprehensive income	$1,028,899	$1,927,090	$2,371,118	$3,667,784

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Comprehensive income:
Net Income	—	—	—	1,622,860	—	—	1,622,860
Other comprehensive income						748,258	748,258
Cash dividend ($.57 per share)	—	—	—	(942,104)	—	—	(942,104)

BALANCE, September 30, 2012	1,662,814	$8,314,070	$6,288,403	$17,601,075	$(228,100)	$3,980,076	$35,955,524

			Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
BALANCE, DECEMBER 31, 2010	1,662,814	$8,314,070	$6,288,403	$15,722,313	$(228,100)	$1,004,500	$31,101,186
Comprehensive income:
Net Income	—	—	—	1,817,974	—	—	1,817,974
Other comprehensive income						1,849,810	1,849,810
Cash dividend ($.57 per share)	—	—	—	(942,104)	—	—	(942,104)

BALANCE, September 30, 2011	1,662,814	$8,314,070	$6,288,403	$16,598,183	$(228,100)	$2,854,310	$33,826,866

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,622,860	$1,817,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	600,000
Depreciation	383,288	362,390
Amortization of investment securities, net	427,979	177,273
Investment security gains	(343,950)	(642,997)
Loss on disposal of premises and equipment	4,687	—
Increase in cash surrender value of bank-owned life insurance	(79,366)	(76,929)
Increase in interest receivable	(45,342)	(119,595)
Decrease in interest payable	(46,944)	(63,989)
Other, net	(1,040,971)	927,355

Net cash provided by operating activities	882,241	2,981,482

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	8,692,361	6,895,105
Recoveries on loans previously charged-off	19,016	52,178
Proceeds from sales of securities available-for-sale	10,005,882	18,299,847
Proceeds from maturities of securities available-for-sale	23,822,977	33,350,126
Principal collected on mortgage-backed securities	12,719,445	14,302,668
Purchases of securities available-for-sale	(58,836,119)	(72,559,191)
Purchases of premises and equipment	(883,206)	(382,861)

Net cash used in investing activities	(4,459,644)	(42,128)

FINANCING ACTIVITIES
Net increase in deposits	143,756	6,985,022
Dividends paid	(942,104)	(942,104)
Increase in short-term borrowings	4,556,644	3,434,775
Decrease in Federal Home Loan Bank borrowings	(64,563)	(61,556)

Net cash provided by financing activities	3,693,733	9,416,137

INCREASE IN CASH AND CASH EQUIVALENTS	116,330	12,355,491
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,916,773	9,932,613

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,033,103	$22,288,104

Supplemental Disclosures:
Cash Paid for Interest	$1,423,843	$1,774,304
Cash Paid for Income Taxes	$248,750	$161,183

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At September 30, 2012 and December 31, 2011, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

September 30, 2012 AND 2011

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

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2012 and December 31, 2011, respectively.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2012. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,911,832 and $9,470,840 as of September 30, 2012 and December 31, 2011, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $415,152 and $383,269 at September 30, 2012 and December 31, 2011, respectively. The amount of income recognized as of a result of this agreement was $14,562 and $20,173 for the three months ended September 30, 2012 and 2011, respectively, and $57,838 and $50,330 for the nine months ended September 30, 2012 and 2011, respectively.

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

September 30, 2012 AND 2011

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,512,909 at September 30, 2012, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,597,816 and $3,518,450 at September 30, 2012 and December 31, 2011, respectively. The death benefit value of the bank-owned life insurance at September 30, 2012 and December 31, 2011 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $55,299 and $40,280 for the three months ended September 30, 2012 and September 30, 2011, respectively. For the nine month periods ended September 30, 2012 and 2011 advertising expenses amounted to $162,372 and $98,650, respectively.

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

September 30, 2012 AND 2011

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

Recent Accounting Pronouncements: In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2012. Early application by public entities is not permitted. The expanded disclosures have been provided in Notes 9 and 10.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

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

September 30, 2012 AND 2011

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at September 30, 2012 and December 31, 2011:

	(Expressed in thousands) September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$42,104	$250	$(7)	$42,347
Obligations of states and political subdivisions	45,334	3,927	—	49,261
Mortgage-backed securities	72,459	2,209	(25)	74,643
Equity securities	186	27	—	213

Total available-for-sale	$160,083	$6,413	$(32)	$166,464

	(Expressed in thousands) December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$36,014	$202	$—	$36,216
Obligations of states and political subdivisions	42,154	3,150	—	45,304
Mortgage-backed securities	67,402	1,820	(7)	69,215
Equity securities	209	17	—	226

Total available-for-sale	$145,779	$5,189	$(7)	$150,961

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 4 positions that are temporarily impaired at September 30, 2012.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	(Expressed in thousands) September 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$2,993	$(7)	$—	$—	$2,993	$(7)
Mortgage-backed securities	2,989	(24)	89	(1)	3,078	(25)

Total	$5,982	$(31)	$89	$(1)	$6,071	$(32)

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

	(Expressed in thousands) December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$2,008	$(6)	$112	$(1)	$2,120	$(7)

Total	$2,008	$(6)	$112	$(1)	$2,120	$(7)

The amortized cost and fair value of investment securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$569	$576
Due after one year through five years	9,700	9,866
Due after five years through ten years	48,901	50,223
Due after ten years	28,268	30,943

	87,438	91,608
Mortgage-backed securities	72,459	74,643
Equity securities	186	213

Total	$160,083	$166,464

Assets carried at $58,203,132 and $53,581,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law. Proceeds from sales of securities available-for-sale during the nine month periods ended September 30, 2012 and 2011, were $10,005,082 and $18,299,847, respectively. Gross gains of $344,265 and gross losses of $315 were realized during the nine months ended September 30, 2012 and gross gains of $659,008 and gross losses of $16,011 were realized during the nine months ended September 30, 2011. Proceeds from sales of securities available-for-sale during the three month periods ended September 30, 2012 and 2011, were $15,118 and $5,323,801, respectively. Gross gains of $1,671 and gross losses of $0 were realized during the three months ended September 30, 2012 and gross gains of $375,212 and gross losses of $91 were realized during the three months ended September 30, 2011. The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2012 and December 31, 2011 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$9	$9	0.01%	$11	$11	0.80%
After One But Within Five Years	7,500	7,536	1.63	11,500	11,558	1.68
After Five But Within Ten Years	34,592	34,799	1.92	24,500	24,644	2.36
After Ten Years	3	3	0.87	3	3	0.86

	42,104	42,347	1.87	36,014	36,216	2.14
States & Political Subdivisions
Within One Year	560	567	5.54	1,145	1,151	5.48
After One But Within Five Years	2,200	2,330	5.85	1,834	1,913	5.54
After Five But Within Ten Years	14,309	15,424	5.62	11,395	12,285	5.66
After Ten Years	28,265	30,940	5.86	27,780	29,955	6.07

	45,334	49,261	5.78	42,154	45,304	5.92
Mortgage-Backed Securities	72,459	74,643	2.68	67,402	69,215	3.03
Equity Securities	186	213	2.12	209	226	2.25

Total	$160,083	$166,464	3.39%	$145,779	$150,961	3.68%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at September 30, 2012 and December 31, 2011, are as follows:

	(Expressed in Thousands)
	September 30, 2012	December 31, 2011
Commercial and Other Loans:
Commercial	$4,754	$4,354
Non-rated industrial development obligations	10,475	11,508
Other loans	20	76

Total Commercial and Other Loans	15,249	15,938
Commercial Real Estate:
Non-farm, non-residential	42,381	49,146
Multifamily (5 or more) residential properties	6,919	7,222

Total Commercial Real Estate	49,300	56,368
Consumer Real Estate:
Construction	1,765	295
Farmland	247	213
Residential 1-4 Family	23,395	24,961
Home Equity Loans	2,124	2,380
Home Equity Lines of Credit	2,949	2,303

Total Consumer Real Estate	30,480	30,152
Consumer Loans:
Installment and other loans to individuals	5,252	6,484
Credit Cards	534	606

Total Consumer Loans	5,786	7,090

Total loans	$100,815	$109,548
Less unearned interest and deferred fees	89	119

Net loans	$100,726	$109,429

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

Non-accrual loans amounted to $3,748,768 and $4,045,937 at September 30, 2012 and December 31, 2011, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $49,774 and $40,890 for the three months ended September 30,2012 and September 30, 2011, respectively. For nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $176,820, $227,335 and $353,340, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,181	$45	$—	$23	$68	$15,249	$—
Commercial real estate	46,122	148	—	3,030	3,178	49,300	—
Consumer real estate	30,240	123	—	117	240	30,480	32
Consumer	5,757	22	5	2	29	5,786	—
Unearned interest and deferred fees	(89)	—	—	—	—	(89)	—

Total loans	$97,211	$338	$5	$3,172	$3,515	$100,726	$32

Non-accrual loans included above are as follows:
Commercial and Other Loans	$10	$—	$—	$23	$23	$33	$—
Commercial real estate	266	—	—	3,030	3,030	3,296	—
Consumer real estate	198	115	—	85	200	398	—
Consumer	13	4	3	2	9	22	—

Total non-accrual loans	$487	$119	$3	$3,140	$3,262	$3,749	$—

	December 31, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,655	$257	$—	$26	$283	$15,938	$—
Commercial real estate	52,727	409	36	3,196	3,641	56,368	—
Consumer real estate	29,681	221	140	110	471	30,152	—
Consumer	7,040	9	17	24	50	7,090	—
Unearned interest and deferred fees	(119)	—	—	—	—	(119)	—

Total loans	$104,984	$896	$193	$3,356	$4,445	$109,429	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$13	$—	$—	$26	$26	$39	$—
Commercial real estate	253	84	—	3,196	3,280	3,533	—
Consumer real estate	232	105	—	110	215	447	—
Consumer	—	—	3	24	27	27	—

Total non-accrual loans	$498	$189	$3	$3,356	$3,548	$4,046	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company utilizes an internal asset classification system for commercial loans as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention”, “Substandard”, and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following tables present the risk category of loans based on the most recent analysis performed and the contractual aging as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,210	$—	$39	$—	$15,249
Commercial Real Estate	39,846	2,398	7,056	—	49,300
Construction and Land Development	1,066	946	—	—	2,012

Total	$56,122	$3,344	$7,095	$—	$66,561

Current	$56,077	$3,344	$3,651	$—	$63,072
Past Due 30-59 days	45	—	148	—	193
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non-accrual	—	—	3,296	—	3,296

Total	$56,122	$3,344	$7,095	$—	$66,561

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,882	$—	$56	$—	$15,938
Commercial Real Estate	43,067	5,807	6,786	708	56,368
Construction and Land Development	508	—	—	—	508

Total	$59,457	$5,807	$6,842	$708	$72,814

Current	$59,164	$5,807	$3,653	$—	$68,624
Past Due 30-59 days	257	—	325	—	582
Past Due 60-89 days	36	—	—	—	36
Past Due 90 days or more	—	—	—	—	—
Non-accrual	—	—	2,864	708	3,572

Total	$59,457	$5,807	$6,842	$708	$72,814

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Performing	Non-performing	Total
Consumer	$5,764	$22	$5,786
Consumer Real Estate	30,050	430	30,480

Total	$35,814	$452	$36,266

December 31, 2011	Performing	Non-performing	Total
Consumer	$7,063	$27	$7,090
Consumer Real Estate	29,705	447	30,152

Total	$36,768	$474	$37,242

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

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

Impaired loans at September 30, 2012 and December 31, 2011 are set forth in the following tables (in thousands):

	September 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$34	$10	$24	$34	$24
Commercial real estate	3,296	572	2,724	3,296	795
Consumer real estate	234	234	—	234	—

Total	$3,564	$816	$2,748	$3,564	$819

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$46	$39	$7	$46	$7
Commercial real estate	3,533	1,056	2,477	3,533	829
Consumer real estate	312	312	—	312	—

Total	$3,891	$1,407	$2,484	$3,891	$836

The average recorded investment in impaired loans are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Commercial and Other Loans	33	42	32	44
Commercial real estate	3,105	3,688	3,088	3,883
Consumer real estate	528	330	525	347

Total	$3,666	$4,060	$3,645	$4,274

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were no TDR’s in accrual status at September 30, 2012 and December 31, 2011.

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

The Company did not have any new TDR’s originate during the three and nine month periods ended September 30, 2012 and 2011. One loan which was previously identified as a TDR was modified during the third quarter of 2012. There were no TDR’s that defaulted during the three and nine month periods ended September 30, 2012 and 2011.

No additional funds are committed to be advanced to customers whose loans were classified as TDR’s

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of September 30, 2012 and September 30, 2011 (in thousands):

September 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2012	$179	$2,082	$193	$50	$2,504
Charge-offs	—	(3)	—	(7)	(10)
Recoveries	—	15	—	4	19
Provision	(10)	(54)	74	(10)	—

Ending Balance, September 30, 2012	$169	$2,040	$267	$37	$2,513

Loans individually evaluated for impairment	$24	$795	$—	$—	$819
Loans collectively evaluated for impairment	145	1,245	267	37	1,694

Ending Balance	$169	$2,040	$267	$37	$2,513

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

September 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2011	$212	$1,511	$272	$64	$2,059
Charge-offs	(8)	(156)	(7)	(15)	(186)
Recoveries	2	45	—	5	52
Provision	(37)	775	(131)	(7)	600

Ending Balance, September 30, 2011	$169	$2,175	$134	$47	$2,525

Loans individually evaluated for impairment	$—	$851	$—	$—	$851
Loans collectively evaluated for impairment	169	1,324	134	47	1,674

Ending Balance	$169	$2,175	$134	$47	$2,525

The following table summarizes the primary segments of the ALL for the three months ended as of September 30, 2012 and September 30, 2011 (in thousands):

September 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2012	$170	$2,050	$254	$40	$2,514
Charge-offs	—	—	—	(2)	(2)
Recoveries	—	—	—	1	1
Provision	(1)	(10)	13	(2)	—

Ending Balance, September 30, 2012	$169	$2,040	$267	$37	$2,513

September 30, 2011	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2011	$175	$2,055	$249	$50	$2,529
Charge-offs	—	—	1	(6)	(5)
Recoveries	—	1	—	1	2
Provision	(6)	119	(116)	2	(1)

Ending Balance, September 30, 2011	$169	$2,175	$134	$47	$2,525

The following table presents loans individually and collectively evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$34	$3,296	$234	$—	$—	$3,564
Loans collectively evaluated	15,215	46,004	30,246	5,786	(89)	97,162

Ending Balance	$15,249	$49,300	$30,480	$5,786	$(89)	$100,726

December 31, 2011
Loans individually evaluated	$46	$3,533	$312	$—	$—	$3,891
Loans collectively evaluated	15,892	52,835	29,840	7,090	(119)	105,538

Ending Balance	$15,938	$56,368	$30,152	$7,090	$(119)	$109,429

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	September 30, 2012	December 31, 2011	Original Useful Life Years
Land	$1,974,527	$1,973,014
Land improvements	382,278	338,069	15
Leasehold improvements	1,083,051	1,063,735	15
Buildings	5,388,753	5,193,157	39
Furniture, fixtures & equipment	5,076,997	5,130,953	3 -7

Total	13,905,606	13,698,928
Less accumulated depreciation	7,492,656	7,781,209

Premises and equipment, net	$6,412,950	$5,917,719

Charges to operations for depreciation approximated $133,501 and $123,297 for the three months ended September 30, 2012 and 2011, respectively. Depreciation expenses were $383,288 and $362,390 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at September 30, 2012 and December 31, 2011 follows:

	(Expressed in Thousands) September 30, 2012
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$30,655	$38,107	$88,571	$66,297
United States Government	1	—	—	—
States and political subdivisions	605	8,548	2,755	3,068
Commercial banks and other depository institutions	119	—	105	490

Total	$31,380	$46,655	$91,431	$69,855

	(Expressed in Thousands) December 31, 2011
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$31,319	$41,702	$80,857	$70,125
United States Government	1	—	—	—
States and political subdivisions	540	6,189	4,723	3,176
Commercial banks and other depository institutions	55	—	—	490

Total	$31,915	$47,891	$85,580	$73,791

A maturity distribution of time certificates of deposit at September 30, 2012 and December 31, 2011, follows:

(dollars in thousands)	Maturities of Time Deposits
	September 30, 2012	December 31, 2011
12 month or less	$35,048	$43,761
12 months through 24 months	14,044	10,066
24 months through 36 months	7,970	6,703
36 months through 48 months	6,631	6,373
48 months through 60 months	5,395	6,223
Over 60 months	767	665

Total	$69,855	$73,791

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $20,696,000 and $22,040,000 at September 30, 2012 and December 31, 2011, respectively. Interest expense on certificates of deposit of $100,000 or more was $74,251 and $122,591 for the three months ended September 30, 2012 and 2011, respectively. Interest expense on certificates of deposit of $100,000 or more was $266,426 and $347,879 for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	September 30, 2012	December 31, 2011
Three Months or Less	$2,831	$4,411
Over Three and Less than Six Months	2,577	3,719
Over Six and Less than Twelve Months	3,684	5,103
Over Twelve Months	11,604	8,807

Total	$20,696	$22,040

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2012 was approximately $38.7 million subject to the purchase of additional FHLB stock. The Bank had FHLB borrowings of $3,628,451 and $3,693,014 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 the Bank had three fixed rate amortizing advances which totaled $3,628,451 with a weighted average interest rate of 4.78% of which $2,057,189 will mature in 2018 and $1,571,262 will mature in 2023.

The Bank also has a one year line of credit agreement with the Federal Home Loan Bank. The maximum credit available under this agreement is $7.0 million and expires in December 2012. There were no borrowings outstanding under this agreement at September 30, 2012 and December 31, 2011, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2012 were as follows:

Due in 2012	$22,039
Due in 2013	90,832
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017 and thereafter	3,215,594

Total	$3,628,451

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 8 - REGULATORY MATTERS - (CONTINUED)

As of September 30, 2012, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2012
Total Capital (to Risk Weighted Assets)	$32,122	22.47%	$11,439	8.0%	$14,298	10.0%
Tier I Capital (to Risk Weighted Assets)	30,328	21.21%	5,719	4.0%	8,579	6.0%
Tier I Capital (to Adjusted Total Assets)	30,328	10.36%	11,707	4.0%	14,634	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,494	21.55%	$11,691	8.0%	$14,614	10.0%
Tier I Capital (to Risk Weighted Assets)	29,662	20.30%	5,845	4.0%	8,768	6.0%
Tier I Capital (to Adjusted Total Assets)	29,662	10.46%	11,340	4.0%	14,175	5.0%
Progressive Bank, N.A.
As of September 30, 2012
Total Capital (to Risk Weighted Assets)	$31,929	22.36%	$11,421	8.0%	$14,277	10.0%
Tier I Capital (to Risk Weighted Assets)	30,135	21.11%	5,711	4.0%	8,566	6.0%
Tier I Capital (to Adjusted Total Assets)	30,135	10.31%	11,696	4.0%	14,620	5.0%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$31,269	21.43%	$11,674	8.0%	$14,592	10.0%
Tier I Capital (to Risk Weighted Assets)	29,437	20.17%	5,837	4.0%	8,755	6.0%
Tier I Capital (to Adjusted Total Assets)	29,437	10.39%	11,328	4.0%	14,160	5.0%

NOTE 9 - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

•	Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

•	Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

•	Level III:	Valuations derived from valuation techniques in which one or more significantinputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	September 30, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$42,347	$—	$42,347
Obligations of states and political subdivisions	—	49,261	—	49,261
Mortgage-backed securities
U.S. sponsored entities	—	74,643	—	74,643

Subtotal mortgage-backed securities	—	74,643	—	74,643
Equity securities	213	—	—	213

Total securities available for sale:	$213	$166,251	$—	$166,464

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,745	$2,745
Other real estate	$—	$—	$7	$7
Mortgage servicing rights	$—	$—	$45	$45

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 AND 2011

(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS (CONTINUED)

(dollars in thousands)	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$36,216	$—	$36,216
Obligations of states and political subdivisions	—	45,304	—	45,304
Mortgage-backed securities
U.S. sponsored entities	—	69,215	—	69,215

Subtotal mortgage-backed securities	—	69,215	—	69,215
Equity securities	226	—	—	226

Total securities available for sale:	$226	$150,735	$—	$150,961

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,055	$3,055
Other real estate	$—	$—	$138	$138
Mortgage servicing rights	$—	$—	$52	$52

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

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$2,745	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -36.3% (16.2%) 3.5% to 22.9% (10.3%)
Other real estate owned and repossessed assets	$7	Appraisal of collateral (1)(3)
Mortgage Servicing Rights	$45	Discounted Cash Flow	Remaining term Discount rate	2.9 years to 7 years (3.49 years) 9.5% to 10.5% (10%)

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Valuation includes qualitative adjustments by management and estimated liquidation expenses.

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

September 30, 2012 AND 2011

(Unaudited)

NOTE 9 - FAIR VALUE MEASUREMENTS (CONTINUED)

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

The estimates of fair values of financial instruments are summarized as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012
(Amounts Expressed in Thousands)	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$21,033	$—	$—	$21,033
Investment securities	213	166,221	—	166,464
Loans	—	—	99,360	99,360
Bank owned life insurance	3,598	—	—	3,598
Accrued interest receivable	1,186	—	—	1,186
Financial liabilities:
Deposits	158,335	70,878	—	229,213
Federal Funds Purchased and Repurchase Agreements	18,570	—	—	18,370
Federal Home Loan Bank borrowings	—	3,628	—	3,628
Accrued interest payable	171	—	—	171

	September 30, 2012		December 31, 2011
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,033	$21,033	$20,917	$20,917
Investment securities	166,464	166,464	150,961	150,961
Loans	98,213	99,360	106,925	105,733
Bank owned life insurance	3,598	3,598	3,518	3,518
Accrued interest receivable	1,186	1,186	1,140	1,140
Financial liabilities:
Deposits	239,321	229,213	239,177	227,662
Federal funds purchased and repurchase agreements	18,570	18,570	14,014	14,014
Federal Home Loan Bank borrowings	3,628	3,628	3,693	3,693
Accrued interest payable	171	171	218	218

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2012	2011	2012	2011	2011	2010	2009
SUMMARY OF OPERATIONS
Total interest income	$2,455	$2,807	$7,475	$8,551	11,207	11,858	$12,914
Total interest expense	430	546	1,377	1,710	2,229	3,056	4,328
Net interest income	2,025	2,261	6,098	6,841	8,978	8,802	8,586
Provision for loan losses	—	—	—	600	600	220	184
Total other income	307	722	1,273	1,554	2,034	1,977	1,791
Total other expenses	1,870	1,894	5,702	5,705	7,626	7,723	7,592
Income before income taxes	462	1,089	1,669	2,090	2,786	2,836	2,601
Net income	483	859	1,623	1,818	2,454	2,339	2,305
PER SHARE DATA (1)
Net income	$0.29	$0.52	$0.98	$1.10	1.48	1.42	$1.39
Cash dividends declared	0.19	0.19	0.57	0.57	0.76	0.73	0.73
Book value per share	21.75	20.47	21.75	20.47	20.89	18.82	18.64
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$103,539	$115,559	$105,846	$117,036	115,415	124,074	$128,206
Investment securities	158,684	135,203	153,017	133,999	136,409	116,990	112,142
Deposits - interest bearing	208,335	206,508	208,034	205,152	204,616	198,042	190,981
Stockholders’ equity	31,747	30,514	31,481	30,351	30,498	29,415	28,192
Total assets	294,328	286,100	292,505	283,260	283,734	273,778	266,414
SELECTED RATIOS
Return on average assets	0.65%	1.19%	0.74%	0.86%	0.86%	0.85%	0.87%
Return on average equity	6.05%	11.17%	6.89%	8.01%	8.05%	7.95%	8.18%
Average equity to average assets	10.79%	10.67%	10.76%	10.71%	10.75%	10.74%	10.58%
Dividend payout ratio (1)	65.52%	36.54%	58.16%	51.82%	51.35%	51.41%	52.52%
Loan to Deposit ratio	42.09%	48.54%	42.09%	48.54%	45.75%	53.12%	58.12%

	September 30,		December 31,
	2012	2011	2011	2010	2009
BALANCE SHEET
Investments	$166,464	$143,207	$150,961	$133,169	$115,997
Loans	100,726	114,286	109,428	121,367	128,581
Allowance for loan losses	(2,513)	(2,525)	(2,504)	(2,059)	(1,894)
Other assets	36,335	36,900	35,373	25,482	28,447

Total Assets	$301,012	$291,868	$293,258	$277,959	$271,131

Deposits	$239,321	$235,460	$239,177	$228,475	$221,246
Federal funds purchased and repurchase agreements	18,570	16,912	14,013	13,477	11,025
FHLB borrowings	3,628	3,714	3,693	3,776	7,354
Other liabilities	3,537	1,955	1,848	1,130	700
Stockholders’ equity	35,956	33,827	34,527	31,101	30,806

Total Liabilities and Stockholders’ equity	$301,012	$291,868	$293,258	$277,959	$271,131

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 20, 2010 and the 4 percent common stock dividend to shareholders of record on October 1, 2008.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2012 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $1,622,860 or $.98 per share for the nine months ended September 30, 2012 compared to $1,817,974 or $1.10 per share for the same period during 2011. The decrease in net income for the nine months ended September 30, 2012 as compared to the same period in 2011 of $195,114 or 10.7% was primarily the result of the decrease in net interest income combined with the decrease in noninterest income, offset in part by the decrease in the provision for loan losses and in noninterest expenses and income tax expense. Net interest income decreased $742,622 or 10.9%, primarily due to decreases in the interest and fees earned on loans and in the interest earned on investment securities, offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $281,395 or 18.1% primarily due to the decrease in the net gains on sales of investment securities combined with the decline in service charges and fees earned on deposit accounts, which were offset in part by the increase in other operating income. The provision for loan losses decreased $600,000 during the nine month period ended September 30, 2012 as compared to the same period in 2011 primarily due to a specific reserve allocation for one impaired commercial real estate loan in 2011. Noninterest expenses decreased $2,644 or .1% during the nine month period ended September 30, 2012 as compared to the same period in 2011 primarily due to decreases in salary and employee benefits expenses and other operating expenses, offset in part by the increase in occupancy expenses. The ROA was .74% for the nine months ended September 30, 2012 as compared to .86% for the same period of the prior year. For the nine months ended September 30, 2012 compared to September 30, 2011, the ROE was 6.89% and 8.01%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

For the third quarter of 2012, net income was $482,826 or $.29 per share as compared to $858,932 or $.52 per share for the same period in 2011. The decrease in net income for the three months ended September 30, 2012 as compared to the same period in 2011 of $376,106 or 43.8% was primarily the result of the decrease in noninterest income combined with the decrease in net interest income, offset in part by the decrease in the provision for loan losses and the decrease in noninterest expenses and in income tax expense. Noninterest income fell $415,345 or 57.5% for the three months ended September 30, 2012 as compared to same period of the prior year and was primarily due to the decrease in the net gains on sales of investment securities combined with declines in other operating income and in service charges and fees earned on deposit accounts. Net interest income decreased $236,323 or 10.5%, primarily due to the decrease in the interest and fees earned on loans and in the interest earned on investment securities, offset in part by the decrease in the interest expense paid on interest bearing liabilities. There was no change in the provision for loan losses during the three month period ended September 30, 2012 as compared to the same period in 2011. Noninterest expenses decreased $24,375 or 1.3% during the three month period ended September 30, 2012 as compared to the same period in 2011 primarily due to the decline in salary and employee benefits expenses, offset by the increases in occupancy expenses and in other operating expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the nine months ended September 30, 2012

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012, net interest income was $6,098,357, a decrease of $742,622 or 10.9%, from the same period in 2011. Net interest income declined primarily due to the decrease in the yield on earning assets offset in part by the increase in average volume of earning assets. The taxable equivalent net yield on earning assets decreased 44 basis points from 3.95% at September 30, 2011 to 3.51% at September 30, 2012. The average earning assets increased approximately $9.1 million or 3.4% from September 30, 2011 to 2012.

Interest income on investment securities during the first nine months of 2012 fell $402,920 or 11.3% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first nine months of 2012 was primarily due to the decline in the yields earned which was partially offset by a rise in the average volume. The taxable equivalent yield on investment securities fell 62 basis points in 2012, from 4.13% at December 31, 2011 to 3.51% at September 30, 2012 and decreased 75 basis points from September 30, 2011. The average volume of investment securities have increased approximately $16.6 million or 12.2% since December 31, 2011.

Interest and fees on loans decreased $676,339 or 13.6%, from the same period in 2011 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The taxable equivalent yield on loans fell 23 basis points in 2012 from 5.93% at December 31, 2011 to 5.70% at September 30, 2012 and fell 27 basis points from September 30, 2011. The average loan volume decreased approximately $9.6 million or 8.3% since December 31, 2011.

During the nine months ended September 30, 2012, interest expense declined $333,417 or 19.5% as compared to the same period in 2011. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2012. The average yield paid on interest bearing liabilities fell 20 basis points from 1.00% at December 31, 2011 to .80% at September 30, 2012. The average volume of interest bearing liabilities increased approximately $5.6 million or 2.5% since December 31, 2011.

Noninterest Income

Noninterest income decreased $281,395 or 18.1% for the nine months ended September 30, 2012 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities combined with the decline in service charges and other fee income, offset in part by the increase in other operating income.

The net gains on investment securities decreased $299,047 or 46.5% for the nine month period ended September 30, 2012 as compared to the same period in 2011. The change in net gains on sales of investment securities was primarily attributable to sales recorded by the Company and its subsidiary bank. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company’s subsidiary bank sold approximately $17.7 million of investment securities during the first nine months of 2011 to take advantage of the current market interest rate environment. The Company accounted for securities gains of $344,265 and securities losses of $315 during the nine month period ended September 30, 2012 and securities gains of $659,008 and securities losses of $16,011 during the nine month period ended September 30, 2011.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2012, other operating income increased $34,584 or 6.3% compared to the same period in 2011. The increase in other operating income was primarily due to increases in ATM fees and FHLB fee income, a gain on sale of other real estate owned and in the earnings related to the cash surrender value of the bank owned life insurance on its key officers, offset in part by decreases in the gains on sales of mortgage servicing rights, checkbook sales, safe deposit box rent and filing fee income.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $16,932 in the first nine months of 2012 as compared to the same period in 2011, down 4.7%, from 2011.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2012 and 2011. Average balance sheet information for the periods ended September 30, 2012 and 2011 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)			(Unaudited)
	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$37,586	$539	1.92%	$38,025	$834	2.93%
Mortgage backed securities	71,587	1,321	2.46%	60,667	1,622	3.57%
States and political subdivisions	43,732	1,295	3.96%	35,099	1,101	4.19%
Other securities	112	2	2.39%	208	3	1.93%

Total Investment securities:	153,017	3,157	2.76%	133,999	3,560	3.55%
Interest bearing deposits	13,633	24	0.24%	12,310	22	0.24%
Loans, net of unearned income	105,846	4,282	5.40%	117,036	4,958	5.66%
Other earning assets	1,246	12	1.29%	1,338	11	1.10%

Total earning assets	273,742	7,475	3.65%	264,683	8,551	4.32%
Other assets	21,270			20,770
Allowance for loan losses	(2,507)			(2,193)

Total Assets	$292,505			$283,260

LIABILITIES
Time deposits	$72,391	$876	1.62%	$77,154	$1,152	2.00%
Savings deposits	90,226	241	0.36%	83,126	295	0.47%
Interest bearing demand deposits	45,417	42	0.12%	44,872	50	0.15%
Federal funds purchased and repurchase agreements	16,906	87	0.69%	14,249	79	0.74%
FHLB and other long-term borrowings	3,660	131	4.78%	3,744	134	4.79%

Total interest bearing liabilities	228,600	1,377	0.80%	223,145	1,710	1.02%
Demand deposits	31,464			28,864
Other liabilities	960			900

Total Liabilities	261,024			252,909
STOCKHOLDERS’ EQUITY	31,481			30,351

Total Liabilities and Stockholders’ Equity	$292,505			$283,260

Net yield on earning assets		$6,098	2.98%		$6,841	3.46%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2012 and 2011, respectively. The effect of this adjustment is presented below.

Investment securities	$153,017	$4,020	3.51%	$133,999	$4,270	4.26%
Loans	105,846	4,518	5.70%	117,036	5,227	5.97%

Total earning assets	$273,742	$8,574	4.18%	$264,683	$9,530	4.81%

Taxable equivalent net yield on earning assets		$7,197	3.51%		$7,820	3.95%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2012 (continued)

Noninterest Expense

Noninterest expense decreased $2,644 or .1% for the nine months ended September 30, 2012 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to the decreases in salary and employee benefits expenses and in other operating expenses, offset in part by an increase in occupancy expenses.

Salary and employee benefits expenses fell $55,478 or 2.0% during the nine months ended September 30, 2012 over the same period in 2011. Salary and employee benefit expense in 2012 compared to 2011 decreased primarily as a result of a reduction in salary expenses, offset in part by increases in employee benefits expenses and payroll taxes.

Other operating expenses for the nine months ended September 30 included the following:

(Unaudited)	2012	2011	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$77,700	$84,150	$(6,450)	(7.7)%
Stationery and supplies	127,958	113,030	14,928	13.2%
Regulatory assessment and deposit insurance	203,671	279,175	(75,504)	(27.0)%
Advertising	162,372	98,649	63,723	64.6%
Postage and transportation	122,016	122,921	(905)	(0.7)%
Other taxes	126,322	129,430	(3,108)	(2.4)%
Service expense	356,172	289,953	66,219	22.8%
Other	592,948	662,551	(69,603)	(10.5)%

Total	$1,769,159	$1,779,859	$(10,700)	(0.6)%

Other operating expense decreased $10,700, or .6%, compared to the same period of the prior year. The decrease in other operating expenses during the nine month period ended September 30, 2012 as compared to 2011 was attributable primarily due to the decreases in director fees, regulatory assessments and deposit insurance, postage and transportation expenses, other taxes, and other expenses, which were offset in part by increases in service expense, stationery and supplies expenses and advertising expenses.

As a result of the change in the Federal Deposit Insurance Corporation assessment base calculation in June 2011, the Company saw a reduction in regulatory assessment and deposit insurance during the nine months ended September 30, 2012 compared to the same period in 2011. In 2012 the Bank changed it’s ATM and Debit card processor. The increase in service expenses during the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the increased costs as a result of the change in the Bank’s ATM and Debit card processor.

Net occupancy expenses of premises increased $63,534 or 5.9% during the nine months ended September 30, 2012 compared to the same period in 2011. Increases in real estate taxes, building and land lease expense, furniture and fixture depreciation expenses, and utilities, offset in part by the decline in expenses associated with other real estate owned property contributed to the increase in occupancy expenses in 2012 as compared to 2011.

Income Taxes

Income tax expense for the nine month period ended September 30, 2012 was $46,241, decreasing $226,259 or 83.0% compared to the same period in 2011. The decrease in income tax expense was primarily due to the decrease in pre-taxable income of $421,373 combined with the increase in tax-exempt income during the first nine months of 2012 over the same period in 2011. Components of the income tax expense for September 30, 2012 were a benefit of $13,779 for federal taxes and $60,020 for West Virginia corporate net income taxes. Federal income tax rates remain consistent at 34% for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011. West Virginia corporate net income tax rates decreased to 7.75% in 2012 as compared to 8.5% in 2011.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2012 and 2011. Average balance sheet information for the periods ended September 30, 2012 and 2011 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2012 and 2011.

	(Unaudited) For the three months ended September 30, 2012			(Unaudited) For the three months ended September 30, 2011
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$40,892	$185	1.80%	$39,068	$279	2.83%
Mortgage backed securities	72,919	417	2.28%	59,650	497	3.31%
Obligations of states and political subdivisions	44,764	439	3.90%	36,268	385	4.21%
Other securities	109	1	3.65%	217	1	1.83%

Total Investment securities:	158,684	1,042	2.61%	135,203	1,162	3.41%
Interest bearing deposits	11,799	6	0.20%	15,107	9	0.24%
Loans, net of unearned income	103,539	1,403	5.39%	115,559	1,632	5.60%
Other earning assets	1,261	4	1.26%	1,277	4	1.24%

Total earning assets	275,283	2,455	3.55%	267,146	2,807	4.17%
Other assets	21,559			21,488
Allowance for loan losses	(2,514)			(2,534)

Total Assets	$294,328			$286,100

LIABILITIES
Time deposits	$70,641	$265	1.49%	$76,080	$365	1.90%
Savings deposits	91,213	76	0.33%	84,755	92	0.43%
Interest bearing demand deposits	46,481	15	0.13%	45,673	16	0.14%
Federal funds purchased and repurchase agreements	18,335	31	0.67%	15,083	28	0.74%
FHLB and other long-term borrowings	3,639	43	4.70%	3,724	45	4.79%

Total interest bearing liabilities	230,309	430	0.74%	225,315	546	0.96%
Demand deposits	31,389			29,282
Other liabilities	883			989

Total Liabilities	262,581			255,586
STOCKHOLDERS’ EQUITY	31,747			30,514

Total Liabilities and Stockholders’ Equity	$294,328			$286,100

Net yield on earning assets		$2,025	2.93%		$2,261	3.36%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2012 and 2011, respectively. The effect of this adjustment is presented below.

Investment securities	$158,684	$1,334	3.34%	$135,203	$1,395	4.09%
Loans	103,539	1,479	5.68%	115,559	1,715	5.89%

Total earning assets	$275,283	$2,823	4.08%	$267,146	$3,123	4.64%

Taxable equivalent net yield on earning assets		$2,393	3.46%		$2,577	3.83%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2012

Net Interest Income

For the three months ended September 30, 2012, net interest income was $2,024,579, decreasing $236,323 or 10.5%, from the same period in 2011. The decrease in net interest income was primarily due to the decrease in the interest earned on loans combined with the decrease in the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The taxable equivalent net yield on earnings assets decreased from 3.83% at September 30, 2011 to 3.46% at September 30, 2012. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2012 and 2011.

Interest and fees on loans decreased $228,620 or 14.0% for the three month period ended September 30, 2012 as compared to the same period in 2011 due to the decline in the average volume of loans combined with the decrease in the average yield on loans. The average volume of loans fell approximately $12.0 million or 10.4% since September 30, 2011. The taxable equivalent yield on loans fell 25 basis points, to 5.68% at September 30, 2012 from 5.93% at December 31, 2011 and decreased 21 basis points from September 30, 2011.

Interest income on investment securities decreased $120,797 or 10.4% during the third quarter of 2012 as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The investment portfolio increased with the average volume increasing approximately $23.5 million or 17.4% since September 30, 2011. The taxable equivalent yield earned on investment securities declined 75 basis points, to 3.34% for the three months ended September 30, 2012 as compared to 4.09% for the same period in 2011.

Interest expense paid on interest bearing liabilities fell $115,461 or 21.2% during the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances. The average yield paid on interest bearing liabilities was down 22 basis points, from .96% at September 30, 2011 to .74% at September 30, 2012. The average volume of interest bearing liabilities rose approximately $5.0 million or 2.2%, from September 30, 2011 to September 30, 2012 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits and repurchase agreements, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income decreased $415,345 or 57.5% for the three months ended September 30, 2012 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities combined with the decreases in other operating income and service charges and other fee income.

The net gains on investment securities decreased $373,450 or 99.6% for the three month period ended September 30, 2012 as compared to the same period in 2011. The decrease in investment securities gains was primarily attributable to additional sales recorded by the Company and its subsidiary bank in 2011. The Company’s subsidiary bank sold approximately $4.9 million of investment securities during the third quarter of 2011 in order to take advantage of the current market interest rate environment. The Company accounted for securities gains of $1,671 and no securities losses during the three month period ended September 30, 2012 and securities gains of $375,212 and securities losses of $91 during the three month period ended September 30, 2011.

During the third quarter of 2012, other operating income decreased $27,326 or 12.8% as compared to same period of the prior year. The decrease in other operating income during the three month period ended September 30, 2012 as compared to the same period in the prior year was primarily due to decreases in the gain on mortgage servicing rights, FHLB fee income, sales of checkbooks offset in part by increases in ATM fees, the gain on the sale of other real estate owned property, filing fee income, credit card fees and other miscellaneous income.

Noninterest Expense

Noninterest expense decreased $24,375 or 1.3% for the three months ended September 30, 2012 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to the decline in salary and employee benefits expenses, offset in part by the increases in occupancy expense of premises and other operating expenses.

Salary and employee benefits expenses fell $39,255 or 4.0% during the three months ended September 30, 2012 over the same period in 2011. Salary and employee benefits expense in 2012 compared to 2011 decreased primarily as a result of a reduction in salary expenses, offset in part by increases in employee benefits expenses and payroll taxes.

Net occupancy expenses of premises increased $9,914 or 2.6% during the three months ended September 30, 2012 compared to the same period in 2011. The increase in net occupancy expenses in 2012 as compared to 2011 was primarily due to increases in building maintenance costs, real estate taxes and furniture and fixture depreciation expenses and maintenance costs, offset in part by a decrease in expenses for other real estate owned property.

Other operating expense increased $4,966, or .9%, compared to the same period of the prior year. The increase in other operating expenses during the three month period ended September 30, 2012 as compared to 2011 was attributable primarily due to the increases in service expense, stationery and supplies expenses and advertising expenses, which were offset in part by decreases in other taxes, director fees, regulatory assessments and deposit insurance, postage and transportation expenses and other expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2012 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended September 30 included the following:

(Unaudited)	2012	2011	Net Increase (Decrease)	Percent Increase (Decrease)

Directors’ fees	$23,350	$26,100	$(2,750)	(10.5)%
Stationery and supplies	51,793	36,129	15,664	43.4%
Regulatory assessment and deposit insurance	68,094	70,872	(2,778)	(3.9)%
Advertising	55,299	40,280	15,019	37.3%
Postage and transportation	36,398	35,657	741	2.1%
Other taxes	25,270	35,152	(9,882)	(28.1)%
Service expense	134,722	99,131	35,591	35.9%
Other	156,294	202,933	(46,639)	(23.0)%

Total	$551,220	$546,254	$4,966	0.9%

Income Taxes

The income tax benefit for the three month period ended September 30, 2012 was $21,042, as compared to the income tax expense of $230,145 for the same period in 2011. The decrease in income tax expense was primarily due to the decrease in pre-taxable income of $627,293 combined with the increase in tax-exempt income during the three month period ended September 30, 2012 over the same period in 2011.

Balance Sheet Analysis

Investments

Investment securities increased approximately $15.5 million or 10.3% from December 31, 2011 to September 30, 2012. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 70.4% of total securities at September 30, 2012, as compared to 70.0% at December 31, 2011. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at September 30, 2012 and December 31, 2011. The increase in the available for sale securities was primarily due to the purchase of obligations of U.S Government agency and corporation securities, obligations of states and political subdivisions and mortgage backed securities. The Company did not have any investment securities classified as held to maturity securities at September 30, 2012 and December 31, 2011. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above amortized cost by $6,381,394 and $5,181,686 at September 30, 2012 and December 31, 2011, respectively.

Loans

Total loans, net of unearned income, declined $8,702,206 or 8.0% from December 31, 2011 to September 30, 2012. The decrease in total loans in 2012 was primarily due to the decreases in commercial real estate loans, consumer loans, and commercial and other loans which decreased $7,068,000, $1,304,000 and $689,000, respectively, offset in part by the increase in consumer real estate loans which increased $328,000. The decline in commercial real estate loans was primarily due to the decrease in loans secured by non-farm, non-residential commercial real estate. The consumer loans decreased during the first nine months of 2012 primarily due to the decline in installment loans to individuals. Commercial loans declined during 2012 primarily in non-rated industrial development obligations and in commercial and industrial loans. The increase in consumer real estate loans in 2012 was primarily in construction and home equity lines of credit, partially offset by the decline in residential real estate loans and home equity loans.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-nine percent (49%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty percent (30%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fifteen percent (15%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised six percent (6%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2011 to September 30, 2012 were a 2% increase in consumer real estate loans and a 2% decrease in commercial real estate loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	(Unaudited) September 30, 2012			December 31, 2011
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$7	$627	$1,131	$—	$13	$282
Commercial real estate - nonfarm, nonresidential property	2,690	3,573	36,118	3,571	3,027	42,548
Commercial	667	2,679	1,408	657	2,572	1,125
Nonrated industrial development obligations	649	3,206	6,620	289	4,270	6,949

Total	$4,013	$10,085	$45,277	$4,517	$9,882	$50,904

The following table presents an analysis of fixed and variable rate loans as of September 30, 2012 and December 31, 2011 along with the contractual maturities of loans other than installment loans and residential mortgages:

(dollars in thousands)	(Unaudited) September 30, 2012			December 31, 2011
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,315	$6,214	$9,436	$3,905	$5,751	$10,208
Variable Rates	698	3,871	35,841	612	4,131	40,696

Total	$4,013	$10,085	$45,277	$4,517	$9,882	$50,904

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $9,911,832 and $9,470,840 as of September 30, 2012 and December 31, 2011, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $415,152 and $383,269 at September 30, 2012 and December 31, 2011, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $3,788,000 at September 30, 2012 as compared to $4,184,000 at December 31, 2011. The decline in non-performing loans in 2012 was primarily due to decreases in non-accrual loans and in other real estate owned.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	September 30,	December 31,
	2012	2011	2010	2009	2008
Past Due 90 Days or More:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	32	—	28	—	—
Consumer	—	—	—	—	—

	32	—	28	—	—

Non-accrual:
Commercial and Other Loans	$33	$39	$54	$2,254	$111
Commercial real estate	3,296	3,533	4,147	1,195	2,866
Consumer real estate	398	447	688	624	282
Consumer	22	27	14	19	16

	$3,749	$4,046	$4,903	$4,092	$3,275

Other Real Estate	$7	$138	$8	$173	$8

Total non-performing assets	$3,788	$4,184	$4,939	$4,265	$3,283

Total non-performing assets to total loans and other real estate	3.76%	3.82%	4.07%	3.31%	2.63%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,748,768 or 3.7% of total loans outstanding as of September 30, 2012, as compared to $4,045,937 or 3.7% of total loans outstanding as of December 31, 2011. Non-accrual loans decreased in 2012 primarily from loan payments. There was one loan past due 90 days or more and still accruing interest at September 30, 2012. There were no loans past due 90 days or more and still accruing interest at December 31, 2011. Other real estate owned totaled $7,000 and $138,000 at September 30, 2012 and December 31, 2011, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses increased $9,170 or .4%, since December 31, 2011. The allowance for loan losses represented 2.4% and 2.3% of outstanding loans as of September 30, 2012 and at December 31, 2011, respectively. Charge-offs amounted to $9,846 and recoveries were $19,016 for the nine month period ended September 30, 2012. There was no provision made to the allowance for loan losses during the nine months ended September 30, 2012. There was a provision in the amount of $600,000 made to the allowance for loan losses during the nine months ended September 30, 2011. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2011, and the nine month period ended September 30, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	(Unaudited) September 30,		December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and Other Loans	$169	15.1%	$179	14.6%	$212	16.9%	$203	16.1%	$202	17.7%
Commercial real estate	2,040	48.9%	2,082	51.5%	1,511	46.5%	1,345	45.5%	1,350	41.8%
Consumer real estate	267	30.3%	193	27.4%	272	28.1%	267	28.2%	267	29.2%
Consumer	37	5.7%	50	6.5%	64	8.5%	79	10.2%	104	11.3%

Total	$2,513	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%	$1,923	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $143,756 during the first nine months of 2012. Since year end the increase in total deposits was primarily due to increases in savings deposits which increased approximately $5.9 million, offset in part by the decreases in certificates of deposit, interest bearing demand deposits and noninterest bearing demand deposits which fell $3.9 million and $1.2 million and $.5 million, respectively. At September 30, 2012, noninterest bearing deposits comprised 13% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 87% of total deposits. There were no changes in the composition of the deposit mix since December 31, 2011.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2012 and December 31, 2011. Repurchase agreements increased $4,556,644 or 32.5%, from December 31, 2011 to September 30, 2012. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

Stockholders’ equity increased 1.9% during the nine month period ended September 30, 2012 entirely from current earnings after quarterly dividends, and a 2.2% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.9% and 11.8% of total assets at September 30, 2012 and December 31, 2011, respectively. The Company paid dividends of $.57 per share during the nine month periods ended September 30, 2012 and September 30, 2011. The Company paid dividends of $.19 per share during the three month periods ended September 30, 2012 and September 30, 2011.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $166,464,449 classified as available for sale at September 30, 2012. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $6,071,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2012 was approximately $38.7 million subject to the purchase of additional FHLB stock. At September 30, 2012, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of September 30, 2012 and December 31, 2011. The subsidiary Bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of September 30, 2012 and December 31, 2011. The subsidiary bank also has pledged investment securities in the approximate amount of $14 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31, 2011, the Company had outstanding loan commitments and unused lines of credit totaling $16,564,000 and $15,371,000, respectively. As of September 30, 2012, management placed a high probability for required funding within one year of approximately $7.5 million. Approximately $4.4 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2012 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 1.7%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 4.6%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be increased by approximately 1.0%, and given a 100 basis point decrease scenario net interest income would be decreased by 3.6%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 8, 2012 a report on Form 8-K was filed which contained a press release dated August 7, 2012 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

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

Dated: November 9, 2012

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