Form 10-K
period 2012-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2013-03-29
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-13652

First West Virginia Bancorp, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	55-6051901
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Warwood Avenue

Wheeling, West Virginia 26003

(Address of principal executive offices)

Registrant’s telephone number, including area code: (304) 277-1100

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $5.00 Par Value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes         ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d)of the Act.

☐  Yes         ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regional S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer    ☐        Accelerated filer    ☐        Non-Accelerated filer    ☐        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE MKT on June 30, 2012, was $21,424,681. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 27, 2013:

Common Stock, $5.00 Par Value 1,718,730 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2012.	Part II, Items 5, 6, 7, 7A, and 8; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2013 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2012, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia.

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio County, Wheeling, West Virginia, one full-service office in Brooke County, Wellsburg, West Virginia, one full-service office in Marshall County, Moundsville, West Virginia, one full-service office in Wetzel County, New Martinsville, West Virginia, one full-service office in Upshur County, Buckhannon, West Virginia, one full-service office in Lewis County, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $306 million as of December 31, 2012.

Total Company assets as of December 31, 2012, which include the assets of its operating subsidiary bank, were $306,547,221 million. The authorized capital of the Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,728,730 shares, less 10,000 treasury shares, were issued and outstanding as of December 31, 2012 to 253 registered shareholders. Shareholders’ equity at that date was $35,702,773.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2012, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Employees

As of December 31, 2012, the Company employed a total of 95 full-time equivalent employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, 401-K plan, workers’ compensation and paid vacations. No employees are union participants or subject to a collective bargaining agreement.

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

Being a West Virginia corporation, the Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Business Corporation Act and to register with the West Virginia Division of Financial Institutions and file reports as requested. The West Virginia Division of Financial Institutions has the power to examine the Company and its subsidiary.

The Bank

The operations of the Company’s subsidiary bank, being a national bank, is subject to the regulations of a number of regulatory agencies including the regulations of the Office of the Comptroller of the Currency (the “OCC”), the FRB and the West Virginia Division of Financial Institutions. Representatives of the OCC regulate and conduct examinations of the subsidiary bank. The subsidiary bank is required to furnish regular reports to the OCC and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. It may be noted that the subsidiary bank of a bank holding company is subject to certain restrictions imposed by the banking laws on extensions of credit to the Company or its subsidiary.

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

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement of 4.5% and a higher minimum tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

Regulatory authorities may increase such minimum regulatory capital requirements for all banks and bank holding companies, as well as specific individual banks or bank holding companies. Mandated increases in the minimum required capital ratios could adversely affect the Company and the Bank, including their ability to pay dividends.

As of December 31, 2012, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category.

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

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2012, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

Under the current risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums, each institution is placed in one of four risk categories, depending on a combination of capitalization level and assigned supervisory ratings. The increased banking failures have lead to the depletion of the FDIC’s DIF. In late 2008, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. As amended in a final rule issued in March 2009, the changes commencing April 1, 2009, set a five-year target of 1.15 percent for the designated reserve ratio (which had fallen sharply during 2008 and early 2009), and set base assessment rates between 12 and 45 basis points, depending on the risk category. However, adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) were provided for in the case of individual institutions that could result in assessment rates between 7 and 24 basis points for institutions in the lowest risk category and 40 to 77.5 basis points for institutions in the highest risk category. The purpose of the April 1, 2009 changes was to ensure that riskier institutions bear a greater share of the increase in assessments and are subsidized to a lesser degree by less risky institutions.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, have resulted in and will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, large and small. The Bureau adds another regulator to scrutinize and police financial activities. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2012, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity;

	Interest Rates and Interest Differential

	a.	Average Balance Sheets	34

	b.	Analysis of Net Interest Earnings	35

	c.	Rate Volume Analysis of Changes in
		Interest Income and Expense	36

2.	Investment Portfolio

	a.	Book Value of Investments
		Book values of investment securities at December 31, 2012 and 2011 are as follows (in thousands):
			December 31,
			2012	2011
		Securities available-for-sale:
		U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$47,295	$36,216
		Obligations of states and political subdivisions	52,030	45,304
		Mortgage-backed securities	78,678	69,215
		Equity securities	205	226

		Total available-for-sale	178,208	150,961

		Total	$178,208	$150,961

Statistical Information—continued

			Page
b.	Maturity Schedule of Investments		38

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity		N/A

		The Corporation does not have any securities of Issuers, other than U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans	15

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates	39

	c.	Risk Elements	40

		Nonaccrual, Past Due and Restructured Loans	15-18 and 40

		Potential problem loans	15-18 and 40

		Foreign outstandings	N/A

		Loan concentrations	22

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		18-19, 41, 42

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid	34

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	20

	e.	Maturity Schedule of Foreign Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		32

7.	Short-Term Borrowings		21, 42

Item 1A     Risk Factors

Not Applicable

Item 1B     Unresolved Staff Comments

Not Applicable

Item 2     Properties

The Company and its subsidiary bank, Progressive Bank, N. A. owned and/or leased property as of December 31, 2012 as described below.

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

Progressive Bank, N.A. owns the building and the land for its full-service banking facility in Buckhannon, West Virginia. The two story building has approximately 4,674 square feet of area. The office has a four lane drive-in facility.

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

Item 4     Mine Safety Disclosures

None

PART II

Item 5     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 13, 1995, the Company’s common stock was filed and became effective under section 12(g) of the Securities Exchange Act of 1934. On February 21, 1995, the Company was approved for listing its securities on the American Stock Exchange’s Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Company was approved for listing its securities on the American Stock Exchange primary list and began trading on June 20, 1995. First West Virginia Bancorp, Inc’s common stock is traded on the New York Stock Exchange MKT list under the symbol of FWV.

The following table sets forth the high and low sales prices of the common stock of the Company for each quarter in 2012 and 2011 and were restated to reflect the effect of the stock dividend declared in 2012.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	High	$17.29	$16.60	$16.54	$16.35
	Low	$14.37	$14.42	$14.44	$13.76

2011	High	$18.37	$17.32	$15.49	$15.53
	Low	$14.01	$14.05	$12.60	$12.80

As of December 31, 2012, the Company had 253 registered shareholders of record who collectively held 1,718,730 of the 2,000,000 authorized shares of the Company, par value $5.00 per share. The Company held 10,000 treasury shares.

Dividends

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. See Note 16 of the Notes to Consolidated Financial Statements appearing at Page 23 of the Annual Report to Shareholders for the year ended December 31, 2012, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Company in 2012, 2011 and 2010 were $.73, $.73, and $.70, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Company for 2012, 2011 and 2010.

	DIVIDEND HISTORY OF COMPANY
	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income
2012	$.73	$1.48	49.3%
2011	$.73	$1.43	51.0%
2010	$.70	$1.36	51.5%

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to the Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First West Virginia Bancorp, Inc.	100.00	96.90	94.90	138.73	136.24	146.78
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank < $500M	100.00	58.05	52.87	58.32	51.11	61.85

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2007 through December 31, 2012. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6     Selected Financial Data

Selected Financial Data on page 32 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2012, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 33 through 44 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2012, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk on pages 43 through 44 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2012, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8     Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 31 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2012, included in this report as Exhibit 13.1, are incorporated herein by reference.

Summarized Quarterly Financial Information

Summarized Quarterly Financial Information

A summary of selected quarterly financial information follows:

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,531,454	$2,488,731	$2,455,071	$2,363,310
Total interest expense	488,630	457,777	430,492	412,397
Net interest income	2,042,824	2,030,954	2,024,579	1,950,913
Provision for loan losses	—	—	—	(248,000)
Investment securities gain	—	342,279	1,671	746,753
Total other income	307,995	316,058	304,996	331,860
Total other expenses	1,903,102	1,929,691	1,869,462	1,901,904
Income before income taxes	447,717	759,600	461,784	1,375,621
Net income	470,000	670,034	482,826	914,900
Net income per share (1)	0.28	0.39	0.28	0.53
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,861,756	$2,882,684	$2,806,855	$2,655,920
Total interest expense	602,421	561,942	545,953	518,991
Net interest income	2,359,335	2,320,742	2,260,902	2,136,929
Provision for loan losses	30,000	570,000	—	—
Investment securities gain	172	267,704	375,121	87,900
Total other income	286,336	278,170	346,891	391,637
Total other expenses	1,903,540	1,907,522	1,893,837	1,921,179
Income before income taxes	612,303	389,094	1,089,077	695,287
Net income	549,907	409,135	858,932	636,171
Net income per share (1)	0.32	0.24	0.50	0.37
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,997,289	$3,025,943	$2,943,635	$2,891,028
Total interest expense	871,185	783,922	738,435	661,960
Net interest income	2,126,104	2,242,021	2,205,200	2,229,068
Provision for loan losses	30,000	30,000	30,000	130,000
Investment securities gain	—	253,267	308,095	3,912
Total other income	294,915	323,699	487,379	305,315
Total other expenses	1,897,110	1,932,889	1,922,485	1,970,414
Income before income taxes	493,909	856,098	1,048,189	437,881
Net income	460,651	668,034	786,938	423,658
Net income per share (1)	0.27	0.39	0.46	0.24

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012 and the 4 percent common stock dividend to stockholders of record as of December 20, 2010.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2012. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

March 27, 2013	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk, Chairman, President and Chief Executive Officer

/s/ Francie P. Reppy
Francie P. Reppy, Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Item 9B    Other Information

Not Applicable

PART III

Item 10    Directors, Executive Officers and Corporate Governance

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears under the captions “Item 1—Election of Directors”, “Director Qualifications and Review of Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the First West Virginia Bancorp, Inc.’s 2013 Proxy Statement dated April 15, 2013 for Annual Meeting of Stockholders to be held May 14, 2013, incorporated herein by reference.

The Company adopted a Code of Ethics for its Directors, Executive Officers and Employees. A copy of the Code of Ethics is included in this report as Exhibit 14.1 and is incorporated herein by reference.

There have been no changes to the procedures by which shareholders recommend nominees to the company’s Board of Directors that were disclosed in the Company’s Proxy Statement dated April 9, 2012 for the Annual Meeting of Stockholders held on May 8, 2012, included in the Company’s Form 10-K for the year ended December 31, 2011.

The following table sets forth selected information about the principal officers of the Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1)

Sylvan J. Dlesk	74

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

Francie P. Reppy	52

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

Brad D. Winwood	56

Vice President, Chief Operating Officer and Investment Officer of the Holding company since 2010; Vice President of the Holding Company from 2008 to 2010; Senior Vice President, Chief Operating Officer and Investment Officer of Progressive Bank, N.A. since 2010; Senior Vice President, Senior Accounting, Operations Officer and Investment Officer of Progressive Bank, N.A. from 2007 to 2010; Senior Vice President, Senior Accounting and Investment Officer of Progressive Bank, N.A. from 2005 to 2007; Vice President, Senior Accounting Officer of Progressive Bank, N.A. from 2003 to 2005; Vice President, of Progressive Bank, N.A. from 1993 to 2003.

PART III

(b)	Executive Officers of the Registrant- continued

Connie R. Tenney	58

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

Item 11     Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears under the caption “Executive Officer and Director Compensation” in the First West Virginia Bancorp, Inc.’s 2013 Proxy Statement dated April 15, 2013 for Annual Meeting of Stockholders to be held May 14, 2013, incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “Security Ownership of Management” and “Principal Shareholders” in the First West Virginia Bancorp, Inc.’s 2013 Proxy Statement dated April 15, 2013 for Annual Meeting of Stockholders to be held May 14, 2013, incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions “Transactions with Management and Others” and “Independence of Directors and Nominees” in the First West Virginia Bancorp, Inc.’s 2013 Proxy Statement dated April 15, 2013 for Annual Meeting of Stockholders to be held May 14, 2013, incorporated herein by reference and in Note 12 of the Notes to Consolidated Financial Statements appearing at Page 23 of the Annual Report to Shareholders for the year ended December 31, 2012, included in this report as Exhibit 13.1, and incorporated herein by reference.

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

Item 14    Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “Item 4—Ratification of Independent Registered Public Accounting Firm” in the First West Virginia Bancorp, Inc.’s 2013 Proxy Statement dated April 15, 2013 for Annual Meeting of Stockholders to be held May 14, 2013, incorporated herein by reference.

Item 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2012, are incorporated by reference in Item 8:

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

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ Sylvan J. Dlesk
Sylvan J. Dlesk
Chairman/President and Chief Executive Officer/Director

Date:	March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sylvan J. Dlesk Sylvan J. Dlesk	Chairman, President and Chief Executive Officer, Director	March 27, 2013

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer Chief Financial Officer, Treasurer	March 27, 2013

/s/ Nada E. Beneke Nada E. Beneke	Director	March 27, 2013

/s/ Gary W. Glessner Gary W. Glessner	Director	March 27, 2013

/s/ R. Clark Morton R. Clark Morton	Director	March 27, 2013

/s/ William G. Petroplus William G. Petroplus	Director	March 27, 2013

/s/ Thomas L. Sable Thomas L. Sable	Director	March 27, 2013

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		10-K	001-13652	3.2	3/28/12

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.	X

11.1	Statement regarding computation of per share earnings.	X

12.1	Statement regarding computation of ratios.	X

13.1	Annual Report to Shareholders.	X

14.1	Code of Ethics.	X

21.1	Subsidiaries of the Holding Company.	X

23	Consent of S.R. Snodgrass, A.C.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data File	X