Form 10-Q
period 2013-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2013-05-15
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of March 31, 2013: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$5,057,183	$5,365,856
Due from banks - interest bearing	18,883,471	10,510,655

Total cash and cash equivalents	23,940,654	15,876,511
Investment securities:
Available-for-sale (at fair value)	175,853,312	178,207,974
Loans held for sale		109,800
Loans	100,806,308	99,387,344
Less allowance for loan losses	(2,177,992)	(2,181,451)

Net loans	98,628,316	97,205,893
Premises and equipment, net	6,451,788	6,499,656
Accrued income receivable	1,168,736	1,127,940
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,651,044	3,625,013
Other assets	2,486,998	2,250,315

Total assets	$313,824,967	$306,547,221

LIABILITIES
Noninterest bearing deposits:
Demand	$33,193,294	$33,422,465
Interest bearing deposits:
Demand	49,920,755	48,423,471
Savings	98,142,259	93,903,196
Time	69,645,510	70,712,831

Total deposits	250,901,818	246,461,963
Federal funds purchased and securities sold under agreements to repurchase	18,155,128	18,766,590
Federal Home Loan Bank borrowings	3,584,108	3,606,411
Accrued interest payable	143,773	162,598
Other liabilities	5,983,146	1,846,886

Total liabilities	278,767,973	270,844,448

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at March 31, 2013 and December 31, 2012	8,643,650	8,643,650
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,966,020	6,966,020
Retained earnings	17,246,519	17,191,740
Accumulated other comprehensive income	2,428,905	3,129,463

Total stockholders’ equity	35,056,994	35,702,773

Total liabilities and stockholders’ equity	$313,824,967	$306,547,221

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended,
	March 31,
	2013	2012
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,185,219	$1,343,667
Tax-exempt	102,562	122,511
Debt securities:
Taxable	548,636	631,987
Tax-exempt	455,143	420,056
Dividends	832	247
Other interest income	10,379	12,986

Total interest and dividend income	2,302,771	2,531,454

INTEREST EXPENSE
Deposits	313,419	417,699
Federal funds purchased and repurchase agreements	30,801	26,908
Federal Home Loan Bank borrowings	42,982	44,023

Total interest expense	387,202	488,630

Net interest income	1,915,569	2,042,824
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	1,915,569	2,042,824

NONINTEREST INCOME
Service charges and other fees	98,404	110,655
Net gains on available for sale securities	14	—
Other operating income	173,847	197,340

Total noninterest income	272,265	307,995

NONINTEREST EXPENSE
Salary and employee benefits	915,541	925,726
Net occupancy expense of premises	408,077	393,036
Other operating expenses	566,995	584,340

Total noninterest expense	1,890,613	1,903,102

Income before income taxes	297,221	447,717
INCOME TAX EXPENSE (BENEFIT)	(84,116)	(22,283)

Net income	$381,337	$470,000

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.22	$0.28

DIVIDENDS PER COMMON SHARE	$0.19	$0.18

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended,
	March 31,
	2013	2012
	(Unaudited)
Net Income	$381,337	$470,000

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,123,215)	(167,627)
Income tax effect	422,666	63,078
Reclassification of gains recognized in earnings	(14)	—
Income tax effect	5	—

Total other comprehensive income (loss)	(700,558)	(104,549)

Comprehensive income (loss)	$(319,221)	$365,451

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$6,966,020	$17,191,740	$(228,100)	$3,129,463	$35,702,773
Net income	—	—	—	381,337	—	—	381,337
Other comprehensive loss	—	—	—	—	—	(700,558)	(700,558)
Cash dividend ($.19 per share)	—	—	—	(326,558)	—	—	(326,558)

BALANCE, March 31, 2013	1,728,730	$8,643,650	$6,966,020	$17,246,519	$(228,100)	$2,428,905	$35,056,994

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Net income	—	—	—	470,000	—	—	470,000
Other comprehensive loss	—	—	—	—	—	(104,549)	(104,549)
Cash dividend ($.18 per share)	—	—	—	(314,035)	—	—	(314,035)

BALANCE, March 31, 2012	1,662,814	$8,314,070	$6,288,403	$17,076,284	$(228,100)	$3,127,269	$34,577,926

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$381,337	$470,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	141,164	123,389
Amortization of investment securities, net	117,197	141,383
Investment security gains	(14)	—
Loss on disposal of premises and equipment	—	1,052
Increase in cash surrender value of bank-owned life insurance	(26,031)	(25,960)
Increase in interest receivable	(40,796)	(54,946)
Decrease in interest payable	(18,825)	(27,741)
Other, net	(1,056,022)	(1,050,165)

Net cash used in operating activities	(501,990)	(422,988)

INVESTING ACTIVITIES
Net (increase) decrease in loans, net of charge-offs	(1,424,433)	3,023,818
Recoveries on loans previously charged-off	2,010	1,509
Proceeds from sales of securities available-for-sale	200	10,230
Proceeds from maturities of securities available-for-sale	10,007,816	11,612,345
Principal collected on mortgage-backed securities	3,274,033	4,289,084
Purchases of securities available-for-sale	(6,679,729)	(26,051,903)
Purchases of premises and equipment	(93,296)	(217,156)

Net cash provided by (used in) investing activities	5,086,601	(7,332,073)

FINANCING ACTIVITIES
Net increase in deposits	4,439,855	4,614,728
Dividends paid	(326,558)	(314,035)
Increase (decrease) in short-term borrowings	(611,462)	3,691,870
Repayment of Federal Home Loan Bank borrowings	(22,303)	(21,265)

Net cash provided by financing activities	3,479,532	7,971,298

INCREASE IN CASH AND CASH EQUIVALENTS	8,064,143	216,237
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,876,511	20,916,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,940,654	$21,133,010

Supplemental Disclosures:
Cash Paid for Interest	$406,027	$516,371
Cash Paid for Income Taxes	—	$50,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At March 31, 2013 and December 31, 2012, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There was one loan held for sale at December 31, 2012 amounting to $109,800. There were no loans held for sale as of March 31, 2013.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2013. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $10,038,640 and $10,267,649 as of March 31, 2013 and December 31, 2012, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $350,894 and $346,249 at March 31, 2013 and December 31, 2012, respectively. The amount of income recognized as of a result of this agreement was $10,761 and $24,597 for the three months ended March 31, 2013 and 2012, respectively.

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

MARCH 31, 2013 AND 2012

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,177,992 at March 31, 2013, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,651,044 and $3,625,013 at March 31, 2013 and December 31, 2012, respectively. The death benefit value of the bank-owned life insurance at March 31, 2013 and December 31, 2012 was $8.8 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $38,677 and $49,929 for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

MARCH 31, 2013 AND 2012

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

Recent Accounting Pronouncements: In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company has provided the necessary disclosures in Note 8.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at March 31, 2013 and December 31, 2012:

	(Expressed in thousands)
	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$45,593	$101	$(14)	$45,680
Obligations of states and political subdivisions	50,608	3,183	(107)	53,684
Mortgage-backed securities	75,573	1,037	(336)	76,274
Equity securities	185	30	—	215

Total available-for-sale	$171,959	$4,351	$(457)	$175,853

	(Expressed in thousands)
	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	47,101	$201	$(7)	$47,295
Obligations of states and political subdivisions	48,393	3,692	(55)	52,030
Mortgage-backed securities	77,513	1,218	(53)	78,678
Equity securities	183	22	—	205

Total available-for-sale	173,190	5,133	(115)	178,208

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 37 positions that are temporarily impaired at March 31, 2013.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	(Expressed in thousands)
	March 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government corporations and agencies	$7,986	$(14)	$—	$—	$7,986	$(14)
Obligations of states and political subdivisions	5,568	(107)	—	—	5,568	(107)
Mortgage-backed securities	37,400	(335)	76	(1)	37,476	(336)

Total	$50,954	$(456)	$76	$(1)	$51,030	$(457)

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

	(Expressed in thousands)
	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government corporations and agencies	6,993	$(7)	$—	$—	$6,993	$(7)
Obligations of states and political subdivisions	2,721	(55)	—	—	2,721	(55)
Mortgage-backed securities	23,752	(52)	82	(1)	23,834	(53)

Total	$33,466	$(114)	$82	$(1)	$33,548	$(115)

The amortized cost and fair value of investment securities available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands)
	March 31, 2013
	Amortized	Fair
	Cost	Value
Due in one year or less	$973	$986
Due after one year through five years	7,480	7,570
Due after five years through ten years	61,196	62,390
Due after ten years	26,552	28,418

	96,201	99,364
Mortgage-backed securities	75,573	76,274
Equity securities	185	215

Total	$171,959	$175,853

Proceeds from sales of securities available-for-sale during the three month periods ended March 31, 2013 and 2012, were $200 and $10,230, respectively. Gross gains of $14 and gross losses of $-0- were realized during the three months ended March 31, 2013 and gross gains of $297 and gross losses of $297 were realized during the three months ended March 31, 2012. Assets carried at $63,469,000 and $65,418,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2013 and December 31, 2012 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

(dollars in thousands)	March 31, 2013			December 31, 2012
	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$10	$10	0.01%
After One But Within Five Years	6,000	6,011	1.88	6,000	6,034	1.88
After Five But Within Ten Years	39,588	39,664	1.70	41,088	41,248	1.75
After Ten Years	3	3	0.86	3	3	0.87

	45,593	45,680	1.72	47,101	47,295	1.77
States & Political Subdivisions
Within One Year	971	983	4.99	970	990	4.98
After One But Within Five Years	1,480	1,560	6.13	1,101	1,158	5.92
After Five But Within Ten Years	21,608	22,726	5.14	19,439	20,633	5.23
After Ten Years	26,549	28,415	5.77	26,883	29,249	5.90

	50,608	53,684	5.50	48,393	52,030	5.62
Mortgage-Backed Securities	75,573	76,274	2.10	77,513	78,678	2.01
Equity Securities	185	215	3.81	183	205	1.97

Total	$171,959	$175,853	3.04%	$173,190	$178,208	3.00%

NOTE 3 - LOANS AND LEASES

Loans outstanding at March 31, 2013 and December 31, 2012, are as follows:

	(Expressed in Thousands)
	March 31, 2013	December 31, 2012
Consumer Real Estate:
Construction	$710	$730
Farmland	230	239
Residential 1-4 Family	24,567	22,439
Home Equity Loans	1,860	1,960
Home Equity Lines of Credit	3,176	3,157

Total Consumer Real Estate	30,543	28,525
Commercial Real Estate:
Non-farm, non-residential	41,954	41,164
Multifamily (5 or more) residential properties	8,956	8,986

Total Commercial Real Estate	50,910	50,150
Commercial and Other Loans:
Commercial	5,452	5,626
Non-rated industrial development obligations	9,495	9,954
Other loans	21	23

Total Commercial and Other Loans	14,968	15,603
Consumer Loans:
Installment and other loans to individuals	4,022	4,668
Credit Cards	491	563

Total Consumer Loans	4,513	5,231

Total loans	$100,934	$99,509
Less unearned interest and deferred fees	128	122

Net loans	$100,806	$99,387

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

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

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

Non-accrual loans amounted to $3,465,224 and $3,550,640 at March 31, 2013 and December 31, 2012, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $42,301, $60,400 and $216,468 for three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively.

The following tables present the contractual aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$14,946	$—	$—	$22	$22	$14,968	$—
Commercial real estate	47,765	285	—	2,860	3,145	50,910	—
Consumer real estate	30,332	180	12	19	211	30,543	—
Consumer	4,500	7	—	6	13	4,513	—
Unearned interest and deferred fees	(128)	—	—	—	—	(128)	—

Total loans	$97,415	$472	$12	$2,907	$3,391	$100,806	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$7	$—	$—	$22	$22	$29	$—
Commercial real estate	202	181	—	2,860	3,041	3,243	—
Consumer real estate	13	136	12	19	167	180	—
Consumer	7	—	—	6	6	13	—

Total non-accrual loans	$229	$317	$12	$2,907	$3,236	$3,465	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$15,515	$65	$—	$23	$88	$15,603	$—
Commercial real estate	47,261	31	—	2,858	2,889	50,150	—
Consumer real estate	28,006	139	295	85	519	28,525	—
Consumer	5,214	4	7	6	17	5,231	—
Unearned interest and deferred fees	(122)	—	—	—	—	(122)	—

Total loans	$95,874	$239	$302	$2,972	$3,513	$99,387	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$8	$—	$—	$23	$23	$31	$—
Commercial real estate	257	—	—	2,858	2,858	3,115	—
Consumer real estate	195	108	—	85	193	388	—
Consumer	10	—	1	6	7	17	—

Total non-accrual loans	$470	$108	$1	$2,972	$3,081	$3,551	$—

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$14,937	$—	$31	$—	$14,968
Commercial Real Estate	41,245	2,961	6,704	—	50,910
Construction and Land Development	940	—	—	—	940

Total	$57,122	$2,961	$6,735	$—	$66,818

Current	$56,967	$2,961	$3,659	$—	$63,587
Past Due 30-59 days	155	—	—	—	155
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	3,076	—	3,076

Total	$57,122	$2,961	$6,735	$—	$66,818

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$15,572	$—	$31	$—	$15,603
Commercial Real Estate	39,873	3,465	6,812	—	50,150
Construction and Land Development	969	—	—	—	969

Total	$56,414	$3,465	$6,843	$—	$66,722

Current	$56,349	$3,465	$3,728	$—	$63,542
Past Due 30-59 days	65	—	—	—	65
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	3,115	—	3,115

Total	$56,414	$3,465	$6,843	$—	$66,722

For consumer and residential real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Performing	Non-performing	Total
Consumer	$4,499	$14	$4,513
Consumer Real Estate	28,539	1,064	29,603

Total	$33,038	$1,078	$34,116

December 31, 2012	Performing	Non-performing	Total
Consumer	$5,214	$17	$5,231
Consumer Real Estate	28,247	388	28,635

Total	$33,461	$405	$33,866

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

Impaired loans at March 31, 2013 and December 31, 2012 are set forth in the following tables (in thousands):

	March 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$30	$8	$22	$30	$22
Commercial real estate	3,045	513	2,532	3,045	574
Consumer real estate	220	220	—	220	—

Total	$3,295	$741	$2,554	$3,295	$596

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$31	$8	$23	$31	$23
Commercial real estate	3,115	537	2,578	3,115	619
Consumer real estate	226	226	—	226	—

Total	$3,372	$771	$2,601	$3,372	$642

The average recorded investment in impaired loans at March 31, 2013 and March 31, 2012 are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	March 31, 2013	March 31, 2012
Commercial and Other Loans	$30	$35
Commercial real estate	3,081	3,180
Consumer real estate	223	573

Total	$3,334	$3,788

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were no TDR’s in accrual status at March 31, 2013 and December 31, 2012.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

The Company did not have any new TDR’s originate during the three month periods ended March 31, 2013 and 2012. There were no TDR’s that defaulted during the three month periods ended March 31, 2013 and 2012.

No additional funds are committed to be advanced to customers whose loans were classified as TDR’s.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of March 31, 2013 and March 31, 2012 (in thousands):

March 31, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(5)	(5)
Recoveries	—	—	—	2	2
Provision	—	—	—	—	—

Ending Balance	$179	$1,762	$193	$44	$2,178

Loans individually evaluated for impairment	$22	$574	$—	$—	$596
Loans collectively evaluated for impairment	157	1,188	193	44	1,582

Ending Balance	$179	$1,762	$193	$44	$2,178

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

The following table presents loans individually and collectively evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$31	$3,046	$220	$—	$—	$3,297
Loans collectively evaluated	14,937	47,864	30,323	4,513	(128)	97,509

Ending Balance	$14,968	$50,910	$30,543	$4,513	$(128)	$100,806

December 31, 2012
Loans individually evaluated	$31	$3,115	$226	$—	$—	$3,372
Loans collectively evaluated	15,572	47,035	28,409	5,231	(122)	96,125

Ending Balance	$15,603	$50,150	$28,635	$5,231	$(122)	$99,497

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	March 31, 2013	December 31, 2012	Original Useful Life Years
Land	$1,974,527	$1,974,527
Land improvements	493,195	493,195	15
Leasehold improvements	1,083,051	1,083,051	15
Buildings	5,511,438	5,440,002	39
Furniture, fixtures & equipment	5,169,218	5,147,358	3 - 7

Total	14,231,429	14,138,133
Less accumulated depreciation	7,779,641	7,638,477

Premises and equipment, net	$6,451,788	$6,499,656

Charges to operations for depreciation approximated $141,164 and $123,389 for the three months ended March 31, 2013 and 2012, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at March 31, 2013 and December 31, 2012 follows:

	(Expressed in Thousands)
	March 31, 2013
	Demand
	Noninterest	Interest
	Bearing	Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$32,515	$43,358	$94,305	$65,983
States and political subdivisions	519	6,563	3,732	2,933
Commercial banks and other depository institutions	159	—	105	730

Total	$33,193	$49,921	$98,142	$69,646

	(Expressed in Thousands)
	December 31, 2012
	Demand
	Noninterest	Interest
	Bearing	Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$32,614	$42,866	$90,252	$67,254
States and political subdivisions	646	5,558	3,546	2,969
Commercial banks and other depository institutions	162	—	105	490

Total	$33,422	$48,424	$93,903	$70,713

A maturity distribution of time certificates of deposit at March 31, 2013 and December 31, 2012, follows:

(dollars in thousands)	Maturities of Time Deposits
	March 31, 2013	December 31, 2012
Due in 2013	$26,067	$37,271
Due in 2014	20,891	13,279
Due in 2015	8,792	8,040
Due in 2016	6,625	6,262
Due in 2017	5,777	5,660
Due in 2018 and thereafter	1,494	201

Total	$69,646	$70,713

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $22,615,000 and $22,720,000 at March 31, 2013 and December 31, 2012, respectively. Interest expense on certificates of deposit of $100,000 or more was $88,723 and $113,000 for the three months ended March 31, 2013 and 2012, respectively.

The following table presents other time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	March 31, 2013	December 31, 2012
Three Months or Less	$4,899	$5,008
Over Three and Less than Six Months	1,248	3,356
Over Six and Less than Twelve Months	6,381	3,039
Over Twelve Months	10,087	11,317

Total	$22,615	$22,720

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2013 was approximately $37.0 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,584,108 and $3,606,411 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 the subsidiary bank had three fixed rate amortizing advances which totaled $3,584,108 with a weighted average interest rate of 4.78% of which $2,028,476 will mature in 2018 and $1,555,632 will mature in 2023.

The subsidiary bank also has a one year line of credit agreement with the Federal Home Loan Bank. The maximum credit available under this agreement is $7.0 million. There were no borrowings outstanding under this agreement at March 31, 2013 and December 31, 2012, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2013 were as follows:

Due in 2013	$68,529
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017	109,918
Due in 2018 and thereafter	3,105,675

Total	$3,584,108

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 is as follows:

Accumulated Other Comprehensive Income (1)
(dollars in thousands)	Unrealized Gains (Losses) on Securities Available for Sale
Balance at December 31, 2012	$3,130

Other comprehensive income before reclassifications	(701)
Amounts reclassified from accumulated other comprehensive income	—

Period Change	(701)

Balance at March 31, 2013	$2,429

Balance at December 31, 2011	$3,232

Other comprehensive income before reclassifications	(105)
Amounts reclassified from accumulated other comprehensive income	—

Period Change	(105)

Balance at March 31, 2012	$3,127

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 9 - REGULATORY MATTERS

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

As of March 31, 2013, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2013
Total Capital (to Risk Weighted Assets)	$32,821	22.52%	$11,660	8.0%	$14,575	10.0%
Tier I Capital (to Risk Weighted Assets)	30,998	21.27%	5,830	4.0%	8,745	6.0%
Tier I Capital (to Adjusted Total Assets)	30,998	10.39%	11,937	4.0%	14,921	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,792	22.13%	$11,856	8.0%	$14,821	10.0%
Tier I Capital (to Risk Weighted Assets)	30,938	20.88%	5,928	4.0%	8,892	6.0%
Tier I Capital (to Adjusted Total Assets)	30,938	10.48%	11,809	4.0%	14,761	5.0%
Progressive Bank, N.A.
As of March 31, 2013
Total Capital (to Risk Weighted Assets)	$32,632	22.42%	$11,642	8.0%	$14,552	10.0%
Tier I Capital (to Risk Weighted Assets)	30,809	21.17%	5,821	4.0%	8,731	6.0%
Tier I Capital (to Adjusted Total Assets)	30,809	10.33%	11,925	4.0%	14,907	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,608	22.04%	$11,838	8.0%	$14,798	10.0%
Tier I Capital (to Risk Weighted Assets)	30,754	20.78%	5,919	4.0%	8,879	6.0%
Tier I Capital (to Adjusted Total Assets)	30,754	10.43%	11,798	4.0%	14,747	5.0%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	March 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$45,680	$—	$45,680
Obligations of states and political subdivisions	—	53,684	—	53,684
Mortgage-backed securities	—	76,274	—	76,274
Equity securities	215	—	—	215

Total securities available for sale:	$215	$175,638	$—	$175,853

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,297	$3,297
Other real estate	$—	$—	$—	$—
Mortgage servicing rights	$—	$—	$44	$44

(dollars in thousands)	December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$47,295	$—	$47,295
Obligations of states and political subdivisions	—	52,030	—	52,030
Mortgage-backed securities	—	78,678	—	78,678
Equity securities	205	—	—	205

Total securities available for sale:	$205	$178,003	$—	$178,208

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,730	$2,730
Other real estate	$—	$—	$—	$—
Mortgage servicing rights	$—	$—	$47	$47

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level 3 inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,297	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -63.8% (-9.5%) 1.6% to 30.0% (10.4%)
Mortgage Servicing Rights	$44	Discounted Cash Flow	Remaining term Discount rate	2.9 years to 7 years (3.49 years) 9.5% to 10.5% (10%)

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.

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

Loans Held for Sale: Loans held for sale are carried at cost. The fair value is based on what the secondary market would offer for loans with similar characteristics.

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

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS (CONTINUED)

Federal Funds Purchased and Repurchase Agreements: The carrying amount for federal funds purchased and repurchase agreements are considered to be a reasonable estimate of fair value.

Federal Home Loan Bank borrowings: The fair value of Federal Home Loan Bank borrowings is generally carried at amortized cost. We are required to estimate the fair value of these long-term borrowings. The discounted cash flow method is used to estimate the fair value of Federal Home Loan Bank borrowings.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value.

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

The reported fair values of financial instruments are based on a variety of factors. Where possible, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Intangible values assigned to customer relationships are not reflected in the reported fair values. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized or that will be realized in the future.

The estimates of fair values of financial instruments are summarized as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Amounts Expressed in Thousands)	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$23,941	$—	$—	$23,941
Investment securities	215	175,638	—	175,853
Loans held for sale
Loans	—	—	101,645	101,645
Bank owned life insurance	3,651	—	—	3,651
Accrued interest receivable	1,169	—	—	1,169
Financial liabilities:
Deposits	167,763	70,290	—	238,053
Federal funds purchased and repurchase agreements	18,155	—	—	18,155
Federal Home Loan Bank borrowings	—	4,136	—	4,136
Accrued interest payable	144	—	—	144

	March 31, 2013		December 31, 2012
(Amounts Expressed in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,941	$23,941	$15,877	$15,877
Investment securities	175,853	175,853	178,208	178,208
Loans held for sale	—	—	110	110
Loans	100,806	101,645	97,206	98,303
Bank owned life insurance	3,651	3,651	3,625	3,625
Accrued interest receivable	1,169	1,169	1,128	1,128
Financial liabilities:
Deposits	250,902	238,053	246,462	235,036
Federal funds purchased and repurchase agreements	18,155	18,155	18,767	18,767
Federal Home Loan Bank borrowings	3,584	4,136	3,606	4,199
Accrued interest payable	144	144	163	163

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2013	2012	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Total interest income	$2,303	$2,531	$9,838	$11,207	$11,858	$12,914
Total interest expense	387	488	1,789	2,229	3,056	4,328
Net interest income	1,916	2,043	8,049	8,978	8,802	8,586
Provision for loan losses	—	—	(248)	600	220	184
Total other income	272	308	2,352	2,034	1,977	1,791
Total other expenses	1,891	1,903	7,604	7,626	7,723	7,592
Income before income taxes	297	448	3,045	2,786	2,836	2,601
Net income	381	470	2,538	2,454	2,339	2,305
PER SHARE DATA (1)
Net income	$0.22	$0.28	$1.48	$1.43	$1.36	$1.34
Cash dividends declared	0.19	0.18	0.73	0.73	0.70	0.70
Book value per share	20.40	20.12	20.77	20.09	18.10	17.92
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$98,281	$107,967	104,566	$115,415	$124,074	$128,206
Investment securities	171,013	145,284	154,755	136,409	116,990	112,142
Deposits - interest bearing	212,806	207,594	208,308	204,616	198,042	190,981
Stockholders’ equity	32,498	31,266	31,608	30,498	29,415	28,192
Total assets	300,074	289,456	293,601	283,734	273,778	266,414
BALANCE SHEET
Investments	$175,853	$161,371	178,208	$150,961	$133,169	$115,997
Loans	100,806	106,396	99,387	109,428	121,367	128,581
Allowance for loan losses	(2,178)	(2,497)	(2,181)	(2,504)	(2,059)	(1,894)
Other assets	39,344	35,802	31,133	35,373	25,482	28,447

Total Assets	$313,825	$301,072	306,547	$293,258	$277,959	$271,131

Deposits	$250,902	$243,792	246,462	$239,177	$228,475	$221,246
Federal funds purchased and repurchase agreements	18,155	17,705	18,767	14,013	13,477	11,025
FHLB borrowings	3,584	3,672	3,606	3,693	3,776	7,354
Other liabilities	6,127	1,325	2,009	1,848	1,130	700
Stockholders’ equity	35,057	34,578	35,703	34,527	31,101	30,806

Total Liabilities and Stockholders’ equity	$313,825	$301,072	306,547	$293,258	$277,959	$271,131

SELECTED RATIOS
Return on average assets	0.51%	0.65%	0.86%	0.86%	0.85%	0.87%
Return on average equity	4.75%	6.05%	8.03%	8.05%	7.95%	8.18%
Average equity to average assets	10.83%	10.80%	10.77%	10.75%	10.74%	10.58%
Dividend payout ratio (1)	86.36%	64.29%	49.32%	51.05%	51.47%	52.24%
Loan to Deposit ratio	40.18%	43.64%	40.33%	45.75%	53.12%	58.12%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012, and the 4 percent common stock dividend to stockholders of record as of December 20, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $381,337 or $.22 per share for the three months ended March 31, 2013 compared to $470,000 or $.28 per share for the same period during 2012. The decrease in net income for the three months ended March 31, 2013 as compared to the same period in 2012 of $88,663 or 18.9% was primarily the result of the decrease in net interest income and noninterest income, offset in part by the decreases in noninterest expenses and income tax expense. Net interest income fell $127,255 or 6.2%, primarily due to the decline in the interest and fees earned on loans combined with the decline in the interest earned on investment securities, offset in part by the reduction in the expense paid on interest bearing liabilities. Noninterest income decreased $35,730 or 11.6% primarily due to the decrease in other operating income combined with the decline in service charges and fees earned on deposit accounts. Noninterest expenses decreased $12,489 or .66% during the three month period ended March 31, 2013 as compared to the same period in 2012 primarily due to the decreases in other operating expenses, as well as decreases in salary and employee benefits expense, offset in part by an increase in occupancy expenses. Income tax expense decreased during the first quarter of 2013 as compared to the same period in 2012 primarily due to the decrease of $150,496 in pre-taxable income combined with the decrease in tax exempt income. The ROA was .51% for the three months ended March 31, 2013 as compared to .65% for the same period of the prior year. For the three months ended March 31, 2013 compared to March 31, 2012, the ROE was 4.75% and 6.05%, respectively. The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2013

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table One presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012.

For the three months ended March 31, 2013, net interest income declined $127,255 or 6.2%, from the same period in 2012. The decrease in net interest income was primarily due to the decrease in the interest earned on loans and the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 3.30% for the three month period ended March 31, 2013 as compared to 3.58% for the same period in 2012. The average volume of earning assets increased $6.6 million or 2.4% from December 31, 2012 to March 31, 2013.

For the three months ended March 31, 2013, interest and fees on loans decreased $178,397 or 12.2%, from the same period in 2012 primarily due to the decline in the average loan volume combined with the decrease in the yield earned on loans. The taxable equivalent yield on loans fell 17 basis points, to 5.60% for the three month period ended March 31, 2013 as compared to 5.77% for the same period in 2012. The average balance on loans decreased $6.3 million or 6.0% since December 31, 2012 to March 31, 2013.

Interest income on investment securities fell $48,264 or 4.6% during the first quarter of 2013, as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned on investment securities, offset in part by the increase in the average volume. The taxable equivalent yield on investment securities declined 59 basis points, to 3.10% during the three month period ended March 31, 2013 as compared to 3.69% for the same period in 2012. The average volume of the investment portfolio increased approximately $16.3 million from December 31, 2012 to March 31, 2013.

Interest expense decreased $101,428 or 20.8% during the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 20 basis points, from .87% during the period ended March 31, 2012 to .67% during the period ended March 31, 2013, while the average volume grew $7.6 million or 3.4% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on time deposits and savings deposits combined with a reduction in the average yield on FHLB and other long term borrowings.

Noninterest Income

Noninterest income decreased $35,730 or 11.6% for the three months ended March 31, 2013 as compared to the same period of the prior year. The decrease in noninterest income was primarily due to the decrease in other operating income combined with the decline in service charges and other fee income.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2013, other operating income decreased $23,493 or 11.9% compared to the same period in 2012. The decrease in other operating income during the three month period ended March 31, 2013 as compared to the same period in the prior year was primarily due to the decreases in ATM fees, sales of checkbooks, fee income earned on loans sold to the FHLB, credit life commissions and utility bill and collection fees and credit card fees, offset in part by increases in safe deposit box rentals, miscellaneous income and in the earnings related to the cash surrender value of the bank owned life insurance.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $12,251 or 11.1%, during the first three months of 2013 as compared to the same period in 2012.

Noninterest Expense

Noninterest expense decreased $12,489 or .66% for the three months ended March 31, 2013 as compared to same period of the prior year. The decrease in noninterest expense was primarily due to decreases in other operating expenses and salary and employee benefits expenses, offset in part by an increase in occupancy expenses. Other operating expense decreased $17,345, or 3.0%, compared to the same period of the prior year. The decrease in other operating expenses was primarily due to decreases in director fees, office supplies, advertising expenses, other taxes and other expenses, offset in part by the increases in regulatory assessments, postage and transportation expenses and service expenses during the three month period ended March 31, 2013 as compared to the same period in 2012.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2013 and 2012. Average balance sheet information for the periods ended March 31, 2013 and 2012 and was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)			(Unaudited)
	March 31, 2013			March 31, 2012
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$45,981	$202	1.78%	34,932	$180	2.07%
Mortgage backed securities	76,356	345	1.83%	68,250	451	2.66%
States and political subdivisions	48,489	455	3.81%	41,986	420	4.02%
Other securities	187	2	4.34%	116	1	3.47%

Total Investment securities:	171,013	1,004	2.38%	145,284	1,052	2.91%
Interest bearing deposits	10,494	7	0.27%	15,805	9	0.23%
Loans, net of unearned income	98,281	1,288	5.31%	107,967	1,466	5.46%
Other earning assets	1,334	4	1.22%	1,227	4	1.31%

Total earning assets	281,122	2,303	3.32%	270,283	2,531	3.77%
Other assets	21,134			21,676
Allowance for loan losses	(2,182)			(2,503)

Total Assets	$300,074			289,456

LIABILITIES
Time deposits	$70,564	$222	1.28%	$73,814	$316	1.72%
Savings deposits	94,063	77	0.33%	88,681	87	0.39%
Interest bearing demand deposits	48,179	14	0.12%	45,099	14	0.12%
Federal funds purchased and repurchase agreements	17,744	31	0.71%	15,412	27	0.70%
FHLB and other long-term borrowings	3,765	43	4.63%	3,682	44	4.81%

Total interest bearing liabilities	234,315	387	0.67%	226,688	488	0.87%
Demand deposits	32,589			30,428
Other liabilities	672			1,074

Total Liabilities	267,576			258,190
STOCKHOLDERS’ EQUITY	32,498			31,266

Total Liabilities and Stockholders’ Equity	$300,074			$289,456

Net yield on earning assets		$1,916	2.76%		$2,043	3.04%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2013 and 2012. The effect of this adjustment is presented below.

Investment securities	$171,013	$1,307	3.10%	$145,284	$1,332	3.69%
Loans	98,281	1,356	5.60%	107,967	1,548	5.77%

Total earning assets	$281,122	$2,674	3.86%	$270,283	$2,893	4.31%

Taxable equivalent net yield on earning assets		$2,287	3.30%		$2,405	3.58%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended March 31, 2013 (Continued)

Other operating expenses for the three months ended March 31 included the following:

Unaudited	2013	2012
Directors’ fees	$25,150	$29,600
Stationery and supplies	35,070	37,043
Regulatory assessment and deposit insurance	69,316	68,576
Advertising	38,677	49,929
Postage and transportation	45,113	40,240
Other taxes	45,627	46,355
Service expense	109,836	91,034
Other	198,206	221,563

Total	$566,995	$584,340

Salary and employee benefits represent the largest component of noninterest expense. Salary and employee benefits decreased $10,185 or 1.1% for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in salary and employee benefits expense in 2013 was primarily attributable to reductions in salary expenses, and payroll tax expense offset in part by an increase in employee benefit plan expenses. The Company had 95 full-time equivalent employees at March 31, 2013 and December 31, 2012.

Occupancy expenses increased $15,041 or 3.8% , compared to the same period of the prior year. Occupancy expenses increased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to increases in building maintenance expenses, furniture and fixture expenses, depreciation expenses, insurance on bank premises, offset in part by the decrease in other real estate owned expenses and real estate taxes.

Income Taxes

Income tax expense fell during the three month period ended March 31, 2013, decreasing $61,833 compared to the same period in 2012. Income tax expense decreased primarily due to the decrease in pre-taxable income of $150,496 combined with the increase in tax-exempt income during the first three months of 2013 over the same period in 2012. Components of the income tax expense for March 31, 2013 were an income tax benefit of $94,230 for federal taxes and an income tax expense of $10,114 for West Virginia corporate net income taxes. Federal income tax rates remain consistent at 34% for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012. West Virginia corporate net income tax rates were 7.75% for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $2.4 million or 1.3% from December 31, 2012 to March 31, 2013. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 69.5% of total securities at March 31, 2013, as compared to 70.8% at December 31, 2012. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, decreased 1.3% from December 31, 2012 and represented 100% of the investment portfolio at March 31, 2013. The decrease in the available for sale securities was primarily due to the maturities of obligations of U.S. Government agency and corporation securities and mortgage backed securities, offset in part by purchase of obligations of states and political subdivisions. The Company did not have any investment securities classified as held to maturity securities at March 31, 2013 and December 31, 2012. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above book value by $3,894,350 and $5,017,577 at March 31, 2013 and December 31, 2012, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans

Total loans, net of unearned income, increased $1,418,964 or 1.4% from December 31, 2012 to March 31, 2013. The increase in total loans in 2013 was primarily due to the increases in consumer real estate loans and commercial real estate loans which increased $2,018,000 and $760,000, respectively, offset in part by decreases in consumer loans and commercial and other loans which decreased $718,000 and $635,000, respectively. During the first quarter of 2013, the increase in consumer real estate loans was primarily in residential real estate loans. The increase in commercial real estate loans was primarily due to the increase in loans secured by non-farm non-residential commercial real estate, offset in part by a slight decrease in multi-family residential loans. The decrease in consumer loans during the first quarter of 2013 was primarily due to the declines in installment loans to individuals and credit cards. Commercial loans declined during 2013 primarily in commercial loans and non-rated industrial development obligations.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised fifty-one percent (51%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty percent (30%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fifteen percent (15%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2012 to March 31, 2013 were a 1% increase in commercial real estate loans, a 1% increase in consumer real estate loans, a 1% decrease in commercial loans and a 1% decrease in consumer loans.

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2013 and December 31, 2012:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2013			December 31, 2012
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$5	$596	$109	$5	$615	$110
Commercial real estate - nonfarm, nonresidential property	2,724	3,052	36,178	2,802	2,829	35,533
Commercial	751	3,230	1,471	634	3,314	1,678
Nonrated industrial development obligations	1,203	1,838	6,454	665	2,762	6,527

Total	$4,683	$8,716	$44,212	$4,106	$9,520	$43,848

The following table presents an analysis of fixed and variable rate loans as of March 31, 2013 and December 31, 2012 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2013			December 31, 2012
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$3,670	$5,865	$8,699	$3,545	$6,068	$8,851
Variable Rates	1,013	2,851	35,513	561	3,452	34,997

Total	$4,683	$8,716	$44,212	$4,106	$9,520	$43,848

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement is $10,038,640 and $10,267,649 as of March 31, 2013 and December 31, 2012, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $350,894 and $346,249 at March 31, 2013 and December 31, 2012, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $3,465,000 at March 31, 2013 as compared to $3,551,000 at December 31, 2012. Non-performing loans decreased $86,000 in 2013. The decrease in non-performing loans in 2013 was primarily due to the decrease in non-accrual loans.

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	March 31,	December 31,
	2013	2012	2011	2010	2009
Past Due 90 Days or More, still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	28	—
Consumer	—	—	—	—	—

	—	—	—	28	—

Non-accrual:
Commercial and Other Loans	$29	$31	$39	$54	$2,254
Commercial real estate	3,243	3,115	3,533	4,147	1,195
Consumer real estate	180	388	447	688	624
Consumer	13	17	27	14	19

	$3,465	$3,551	$4,046	$4,903	$4,092

Other Real Estate	$—	$—	$138	$8	$173

Total non-performing assets	$3,465	$3,551	$4,184	$4,939	$4,265

Total non-performing assets to total loans and other real estate	3.44%	3.57%	3.82%	4.07%	3.31%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,465,000 or 3.4% of total loans outstanding as of March 31, 2013, as compared to $3,551,000 or 3.6% of total loans outstanding as of December 31, 2012. Non-accrual loans decreased in 2013 primarily due to the payments received on nonaccrual loans. There were no loans past due 90 days or more and still accruing interest at March 31, 2013 and December 31, 2012. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $3,459 or .2%, since December 31, 2012. The allowance for loan losses represented 2.2% of outstanding loans as of March 31, 2013 and at December 31, 2012. Net loan charge-offs amounted to $3,459 for the three month period ended March 31, 2013, compared to loan charge-offs of $6,736 for the same period in 2012. There was no provision made to the allowance for loan losses during the three months ended March 31, 2013 and March 31, 2012. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2012, and the three month period ended March 31, 2013. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

Table Seven - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	March 31,	December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$2,181	$2,504	$2,059	$1,894	$1,923
Loans Charged off:
Commercial and Other loans	—	—	8	14	10
Commercial real estate	—	87	156	—	155
Consumer real estate	—	—	28	—	—
Consumer	5	9	19	51	66

Total	5	96	211	65	231
Recoveries:
Commercial and Other loans	—	—	2	1	11
Commercial real estate	—	15	45	—	—
Consumer real estate	—	—	—	—	—
Consumer	2	6	9	9	7

Total	2	21	56	10	18
Net Charge-offs	3	75	155	55	213
Additions Charged to Operations	—	(248)	600	220	184

Balance at end of period:	$2,178	$2,181	$2,504	$2,059	$1,894

Average Loans Outstanding	$98,281	$104,566	$115,415	$124,074	$128,206

Ratio of net charge-offs to Average loans outstanding for the period	0.00%	0.07%	0.13%	0.04%	0.17%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	2.16%	2.19%	2.29%	1.70%	1.47%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Eight

Loan Portfolio - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at March 31, 2013 and each of the four year periods ended December 31, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	March 31,		December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$179	14.8%	$179	15.7%	$179	14.6%	$212	16.9%	$203	16.1%
Commercial real estate	1,762	50.5%	1,762	50.4%	2,082	51.5%	1,511	46.5%	1,345	45.5%
Consumer real estate	193	30.3%	193	28.6%	193	27.4%	272	28.1%	267	28.2%
Consumer	44	4.4%	47	5.3%	50	6.5%	64	8.5%	79	10.2%

Total	$2,178	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $4.4 million or 1.8% during the first three months of 2013. Since year end the increase in total deposits was primarily due to increases in interest bearing demand deposits and savings deposits which increased approximately $1,497,000 and $4,239,000, respectively, offset in part by decreases in noninterest bearing demand deposits and certificates of deposit which fell $229,000 and $1,067,000, respectively. At March 31, 2013, noninterest bearing deposits comprised 13% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 87% of total deposits. The changes in the composition of the deposit mix from December 31, 2012 to March 31, 2013 were a 1% increase in interest bearing deposits and a 1% decrease in noninterest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2013. Federal funds purchased were $2,000,000 at December 31, 2012. Federal funds purchased and repurchase agreements decreased $611,462 or 3.3%, from December 31, 2012 to March 31, 2013. The decrease since year end was primarily due to the decrease in federal funds purchased offset in part by the increase in the balances maintained by existing repurchase agreement customers.

Other Liabilities

Other liabilities increased approximately $4.1 million during the three month period ended March 31, 2013 primarily due to investment purchases recorded based on trade dates.

Capital Resources

Stockholders’ equity increased .2% during the three month period ended March 31, 2013 entirely from current earnings after quarterly dividends, and a 2.0% decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gain on securities available for sale. Stockholders’ equity amounted to 11.2% and 11.6% of total assets at March 31, 2013 and December 31, 2012, respectively. The Company paid dividends of $.19 and $.18 per share during the three month periods ended March 31, 2013 and 2012, respectively.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2013, without approval of the Comptroller of the Currency, of approximately $2,552,000, plus an additional amount equal to the bank’s net profit for 2013 up to the date of any such dividend declaration.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $175,853,312 classified as available for sale at March 31, 2013. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $51,030,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2013 was approximately $37.0 million subject to the purchase of additional FHLB stock. At March 31, 2013, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $7 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2013. At March 31, 2013 and December 31, 2012, the Company had outstanding loan commitments and unused lines of credit totaling $14,292,000 and $20,723,000, respectively. As of March 31, 2013, management placed a high probability for required funding within one year of approximately $6.0 million. Approximately $7.5 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2013 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 2.2%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 5.3%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately .3%, and given a 100 basis point decrease scenario net interest income would be decreased by 3.1%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On March 27, 2013 a report on Form 8-K was filed which contained a press release dated March 25, 2013 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 14, 2013

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/12

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. And Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.8	3/31/13

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File	X