Form 10-Q
period 2013-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2013-08-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of June 30, 2013: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$5,741,922	$5,365,856
Due from banks - interest bearing	6,999,891	10,510,655

Total cash and cash equivalents	12,741,813	15,876,511
Investment securities:
Available-for-sale (at fair value)	171,920,470	178,207,974
Loans held for sale	—	109,800
Loans	99,044,147	99,387,344
Less allowance for loan losses	(2,184,786)	(2,181,451)

Net loans	96,859,361	97,205,893
Premises and equipment, net	6,740,366	6,499,656
Accrued income receivable	1,096,767	1,127,940
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,677,733	3,625,013
Other assets	4,395,348	2,250,315

Total assets	$299,075,977	$306,547,221

LIABILITIES
Noninterest bearing deposits:
Demand	$32,124,121	$33,422,465
Interest bearing deposits:
Demand	45,292,101	48,423,471
Savings	99,741,285	93,903,196
Time	68,240,926	70,712,831

Total deposits	245,398,433	246,461,963
Federal funds purchased and securities sold under agreements to repurchase	17,731,243	18,766,590
Federal Home Loan Bank borrowings	3,561,537	3,606,411
Accrued interest payable	137,775	162,598
Other liabilities	647,285	1,846,886

Total liabilities	267,476,273	270,844,448

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at June 30, 2013 and December 31, 2012	8,643,650	8,643,650
Surplus	6,966,020	6,966,020
Retained earnings	17,334,375	17,191,740
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Accumulated other comprehensive income (loss)	(1,116,241)	3,129,463

Total stockholders’ equity	31,599,704	35,702,773

Total liabilities and stockholders’ equity	$299,075,977	$306,547,221

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,240,967	$1,294,620	$2,426,186	$2,638,287
Tax-exempt	97,898	118,014	200,460	240,525
Debt securities:
Taxable	534,094	627,610	1,082,730	1,259,597
Tax-exempt	474,171	435,793	929,314	855,849
Other interest and dividend income	10,645	12,694	21,856	25,927

Total interest and dividend income	2,357,775	2,488,731	4,660,546	5,020,185

INTEREST EXPENSE
Deposits	301,827	385,441	615,246	803,140
Federal funds purchased and repurchase agreements	32,073	29,053	62,874	55,961
Federal Home Loan Bank borrowings	42,518	43,283	85,500	87,306

Total interest expense	376,418	457,777	763,620	946,407

Net interest income	1,981,357	2,030,954	3,896,926	4,073,778
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	1,981,357	2,030,954	3,896,926	4,073,778

NONINTEREST INCOME
Service charges and other fees	94,449	116,908	192,853	227,563
Net gains on available for sale securities	2,236	342,279	2,250	342,279
Other operating income	157,472	199,150	331,319	396,490

Total noninterest income	254,157	658,337	526,422	966,332

NONINTEREST EXPENSE
Salary and employee benefits	914,214	930,772	1,829,755	1,856,498
Net occupancy expense of premises	396,171	365,320	804,248	758,356
Other operating expenses	580,168	633,599	1,147,163	1,217,939

Total noninterest expense	1,890,553	1,929,691	3,781,166	3,832,793

Income before income taxes	344,961	759,600	642,182	1,207,317
INCOME TAX EXPENSE (BENEFIT)	(69,454)	89,566	(153,570)	67,283

Net income	$414,415	$670,034	$795,752	$1,140,034

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.24	$0.39	$0.46	$0.67

DIVIDENDS PER COMMON SHARE	$0.19	$0.18	$0.38	$0.37

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net Income	$414,415	$670,034	$795,752	$1,140,034

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	(5,681,819)	834,077	(6,805,034)	666,449
Income tax effect	2,138,068	(313,863)	2,560,734	(250,784)
Reclassification of gains recognized in earnings	(2,236)	(342,279)	(2,250)	(342,279)
Income tax effect	841	128,799	846	128,799

Total other comprehensive income (loss)	$(3,545,146)	$306,734	$(4,245,704)	$202,185

Comprehensive income (loss)	$(3,130,731)	$976,768	$(3,449,952)	$1,342,219

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$6,966,020	$17,191,740	$(228,100)	$3,129,463	$35,702,773
Comprehensive income:
Net Income	—	—	—	795,752	—	—	795,752
Other comprehensive loss						(4,245,704)	(4,245,704)
Cash dividend ($.38 per share)	—	—	—	(653,117)	—	—	(653,117)

BALANCE, June 30, 2013	1,728,730	$8,643,650	$6,966,020	$17,334,375	$(228,100)	$(1,116,241)	$31,599,704

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Comprehensive income:
Net Income	—	—	—	1,140,034	—	—	1,140,034
Other comprehensive income						202,185	202,185
Cash dividend ($.37 per share)	—	—	—	(628,069)	—	—	(628,069)

BALANCE, June 30, 2012	1,662,814	$8,314,070	$6,288,403	$17,432,284	$(228,100)	$3,434,003	$35,240,660

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$795,752	$1,140,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	278,867	249,787
Amortization of investment securities, net	232,617	281,283
Investment security gains	(2,250)	(342,279)
Net gains on sales of mortgage loans	(12,460)	(34,758)
Loss on disposal of premises and equipment	—	1,052
Increase in cash surrender value of bank-owned life insurance	(52,720)	(52,377)
Originations of mortgage loans held for sale	(311,500)	(870,800)
Proceeds from sales of mortgage loans	433,760	905,558
Decrease in interest receivable	31,173	1,553
Decrease in interest payable	(24,823)	(28,183)
Other, net	(783,053)	(974,908)

Net cash provided by operating activities	585,363	275,962

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	337,728	3,950,592
Recoveries on loans previously charged-off	8,804	18,425
Proceeds from sales of securities available-for-sale	16,785	9,990,764
Proceeds from maturities of securities available-for-sale	17,706,393	18,515,162
Principal collected on mortgage-backed securities	6,654,578	8,501,343
Purchases of securities available-for-sale	(25,127,904)	(50,004,940)
Purchases of premises and equipment	(519,577)	(537,924)

Net cash used in investing activities	(923,193)	(9,566,578)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,063,530)	58,625
Dividends paid	(653,117)	(628,069)
Increase (decrease) in short-term borrowings	(1,035,347)	2,426,413
Repayment of Federal Home Loan Bank borrowings	(44,874)	(42,785)

Net cash provided by (used in) financing activities	(2,796,868)	1,814,184

DECREASE IN CASH AND CASH EQUIVALENTS	(3,134,698)	(7,476,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,876,511	20,916,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,741,813	$13,440,341

Supplemental Disclosures:
Cash Paid for Interest	$788,443	$974,590
Cash Paid for Income Taxes	$25,000	$228,750

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At June 30, 2013 and December 31, 2012, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Common stock of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank represents ownership interest in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified with other assets. The Bank is a member of the FHLB and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared with the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB, and (d) the liquidity position of the FHLB.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There was one loan held for sale at December 31, 2012 amounting to $109,800. There were no loans held for sale as of June 30, 2013.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2013. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,869,132 and $10,267,649 as of June 30, 2013 and December 31, 2012, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $342,873 and $346,249 at June 30, 2013 and December 31, 2012, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as of a result of this agreement was $11,173 and $18,679 for the three months ended June 30, 2013 and 2012, respectively, and $21,935 and $43,276 for the six months ended June 30, 2013 and 2012, respectively.

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

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses: (Continued)

The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Payments received on nonaccrual loans are applied as a reduction of the loan principal balance. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,184,786 at June 30, 2013, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,677,733 and $3,625,013 at June 30, 2013 and December 31, 2012, respectively. The death benefit value of the bank-owned life insurance at June 30, 2013 and December 31, 2012 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $59,719 and $57,144 for the three months ended June 30, 2013 and June 30, 2012, respectively. For the six month periods ended June 30, 2013 and 2012 advertising expenses amounted to $98,396 and $107,073, respectively.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed generally using the straight-line method over the estimated useful lives of the assets. When units of property are disposed of, the premises and equipment accounts are relieved of the cost and the accumulated depreciation related to such units. Any resulting gains or losses are credited to or charged against income. Cost of repairs and maintenance is charged to expense as incurred. Additions and improvements are capitalized at cost.

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

JUNE 30, 2013 AND 2012

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

Stock Dividend: In November 2012, the Company declared a 4% stock dividend to stockholders of record on December 19, 2012. The Company also declared a 4% stock dividend in October 2010 to stockholders of record on December 20, 2010. All common share data includes the effect of the stock dividend.

Recent Accounting Pronouncements: In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU has been adopted and did not have a significant impact on the Company’s financial statements.

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

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Application of the Liquidation Basis of Accounting. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at June 30, 2013 and December 31, 2012:

	(Expressed in thousands) June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$44,093	$3	$(1,576)	$42,520
Obligations of states and political subdivisions	51,847	1,862	(783)	52,926
Mortgage-backed securities	77,589	537	(1,858)	76,268
Equity securities	180	28	(2)	206

Total available-for-sale	$173,709	$2,430	$(4,219)	$171,920

	(Expressed in thousands) December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	47,101	$201	$(7)	$47,295
Obligations of states and political subdivisions	48,393	3,692	(55)	52,030
Mortgage-backed securities	77,513	1,218	(53)	78,678
Equity securities	183	22	—	205

Total available-for-sale	173,190	5,133	(115)	178,208

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 79 positions that are temporarily impaired at June 30, 2013.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	(Expressed in thousands)
	June 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$40,013	$(1,576)	$—	$—	$40,013	$(1,576)
Obligations of states and political subdivisions	11,646	(783)	—	—	11,646	(783)
Mortgage-backed securities	53,704	(1,858)	—	—	53,704	(1,858)
Equity securities	41	(2)	—	—	41	(2)

Total	$105,404	$(4,219)	$—	$—	$105,404	$(4,219)

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

The amortized cost and fair value of investment securities available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands)
	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$781	$788
Due after one year through five years	1,977	2,066
Due after five years through ten years	66,489	65,331
Due after ten years	26,693	27,261

	95,940	95,446
Mortgage-backed securities	77,589	76,268
Equity securities	180	206

Total	$173,709	$171,920

Assets carried at $60,868,000 and $65,418,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law. Proceeds from sales of securities available-for-sale during the six month periods ended June 30, 2013 and 2012, were $16,785 and $9,990,764, respectively. Gross gains of $2,268 and gross losses of $18 were realized during the six months ended June 30, 2013 and gross gains of $342,594 and gross losses of $315 were realized during the six months ended June 30, 2012. Proceeds from sales of securities available-for-sale during the three month periods ended June 30, 2013 and 2012, were $16,585 and $9,980,534, respectively. Gross gains of $2,254 and gross losses of $18 were realized during the three months ended June 30, 2013 and gross gains of $342,297 and gross losses of $18 were realized during the three months ended June 30, 2012. The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2013 and December 31, 2012 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

(dollars in thousands)	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$1	$1	0.01%	$10	$10	0.01%
After One But Within Five Years	—	—	—	6,000	6,034	1.88
After Five But Within Ten Years	44,089	42,516	1.72	41,088	41,248	1.75
After Ten Years	3	3	0.88	3	3	0.87

	44,093	42,520	1.72	47,101	47,295	1.77
States & Political Subdivisions
Within One Year	780	787	5.05	970	990	4.98
After One But Within Five Years	1,977	2,066	6.38	1,101	1,158	5.92
After Five But Within Ten Years	22,400	22,816	5.16	19,439	20,633	5.23
After Ten Years	26,690	27,257	5.83	26,883	29,249	5.90

	51,847	52,926	5.55	48,393	52,030	5.62
Mortgage-Backed Securities	77,589	76,268	2.08	77,513	78,678	2.01
Equity Securities	180	206	2.88	183	205	1.97

Total	$173,709	$171,920	3.06%	$173,190	$178,208	3.00%

NOTE 3 - LOANS AND LEASES

Loans outstanding at June 30, 2013 and December 31, 2012, are as follows:

	(Expressed in Thousands)
	June 30, 2013	December 31, 2012
Consumer Real Estate:
Construction	$432	$730
Farmland	194	239
Residential 1-4 Family	23,671	22,439
Home Equity Loans	1,760	1,960
Home Equity Lines of Credit	3,320	3,157

Total Consumer Real Estate	29,377	28,525
Commercial Real Estate:
Non-farm, non-residential	40,888	41,164
Multifamily (5 or more) residential properties	10,112	8,986

Total Commercial Real Estate	51,000	50,150
Commercial and Other Loans:
Commercial	5,801	5,626
Non-rated industrial development obligations	8,853	9,954
Other loans	31	23

Total Commercial and Other Loans	14,685	15,603
Consumer Loans:
Installment and other loans to individuals	3,589	4,668
Credit Cards	518	563

Total Consumer Loans	4,107	5,231

Total loans	$99,169	$99,509
Less unearned interest and deferred fees	125	122

Net loans	$99,044	$99,387

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

JUNE 30, 2013 AND 2012

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

Non-accrual loans amounted to $3,298,127 and $3,550,640 at June 30, 2013 and December 31, 2012, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $86,807 and $66,646 for the three months ended June 30, 2013 and June 30, 2012, respectively. For the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $129,108, $127,046 and $216,468, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$14,526	$137	$—	$22	$159	$14,685	$—
Commercial real estate	48,277	30	—	2,693	2,723	51,000	—
Consumer real estate	29,138	15	143	81	239	29,377	—
Consumer	4,098	4	—	5	9	4,107	1
Unearned interest and deferred fees	(125)	—	—	—	—	(125)	—

Total loans	$95,914	$186	$143	$2,801	$3,130	$99,044	$1

Non-accrual loans included above are as follows:
Commercial and Other Loans	$6	$—	$—	$22	$22	$28	$—
Commercial real estate	173	30	—	2,693	2,723	2,896	—
Consumer real estate	141	—	143	81	224	365	—
Consumer	5	—	—	4	4	9	—

Total non-accrual loans	$325	$30	$143	$2,800	$2,973	$3,298	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$14,643	$—	$42	$—	$14,685
Commercial Real Estate	41,399	3,056	6,545	—	51,000
Construction and Land Development	380	—	246	—	626

Total	$56,422	$3,056	$6,833	$—	$66,311

Current	$56,422	$3,056	$3,772	$—	$63,250
Past Due 30-59 days	—	—	137	—	137
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	2,924	—	2,924

Total	$56,422	$3,056	$6,833	$—	$66,311

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Performing	Non-performing	Total
Consumer	$4,080	$27	$4,107
Consumer Real Estate	27,707	1,044	28,751

Total	$31,787	$1,071	$32,858

December 31, 2012	Performing	Non-performing	Total
Consumer	$5,214	$17	$5,231
Consumer Real Estate	28,247	388	28,635

Total	$33,461	$405	$33,866

The Company also evaluates problem loans for impairment. A loan is considered to be impaired if it is probable that the Company will not be able to collect the payments for principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally include all non-accrual loans and Troubled Debt Restructurings (TDR’s).

Impaired loans at June 30, 2013 and December 31, 2012 are set forth in the following tables (in thousands):

	June 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$33	$6	$27	$33	$27
Commercial real estate	2,942	459	2,483	2,942	525
Consumer real estate	215	215	—	215	—

Total	$3,190	$680	$2,510	$3,190	$552

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

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

The average recorded investment in impaired loans are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Commercial and Other Loans	32	36	33	44
Commercial real estate	3,297	3,294	3,339	3,359
Consumer real estate	240	463	243	468

Total	$3,569	$3,793	$3,615	$3,871

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at June 30, 2013 and none at December 31, 2012.

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

The Company had one TDR originate during the three and six month periods ended June 30, 2013 and no TDR’s originate during the three and six month periods ended June 30, 2012. The concession granted on this TDR was an extension of the maturity date. The outstanding recorded investment in this TDR pre and post modification was $45,898. There were no TDR’s that defaulted during the three and six month periods ended June 30, 2013 and 2012.

At June 30, 2013, there were funds of $14,102 committed to be advanced to customers whose loans were classified as TDR’s. No additional funds were committed to be advanced to customers whose loans were classified as TDR’s at December 31, 2012.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the six months ended as of June 30, 2013 and June 30, 2012 (in thousands):

June 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2013	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(5)	(5)
Recoveries	—	—	—	9	9
Provision	—	—	—	—	—

Ending Balance, June 30, 2013	$179	$1,762	$193	$51	$2,185

Loans individually evaluated for impairment	$27	$525	$—	$—	$552
Loans collectively evaluated for impairment	152	1,237	193	51	1,633

Ending Balance	$179	$1,762	$193	$51	$2,185

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

June 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2012	$179	$2,082	$193	$50	$2,504
Charge-offs	—	(3)	—	(5)	(8)
Recoveries	—	15	—	3	18
Provision	(9)	(44)	61	(8)	—

Ending Balance, June 30, 2012	$170	$2,050	$254	$40	$2,514

Loans individually evaluated for impairment	$24	$836	$—	$—	$860
Loans collectively evaluated for impairment	146	1,214	254	40	1,654

Ending Balance	$170	$2,050	$254	$40	$2,514

The following table summarizes the primary segments of the ALL for the three months ended as of June 30, 2013 and June 30, 2012 (in thousands):

June 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2013	$179	$1,762	$193	$44	$2,178
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	7	7
Provision	—	—	—	—	—

Ending Balance, June 30, 2013	$179	$1,762	$193	$51	$2,185

June 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2012	$148	$2,072	$234	$43	$2,497
Charge-offs	—	—	—	—	—
Recoveries	—	15	—	2	17
Provision	22	(37)	20	(5)	—

Ending Balance, June 30, 2012	$170	$2,050	$254	$40	$2,514

The following table presents loans individually and collectively evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$33	$2,942	$215	$—	$—	$3,190
Loans collectively evaluated	14,652	48,058	29,162	4,107	(125)	95,854

Ending Balance	$14,685	$51,000	$29,377	$4,107	$(125)	$99,044

December 31, 2012
Loans individually evaluated	$31	$3,115	$226	$—	$—	$3,372
Loans collectively evaluated	15,572	47,035	28,409	5,231	(122)	96,125

Ending Balance	$15,603	$50,150	$28,635	$5,231	$(122)	$99,497

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	June 30, 2013	December 31, 2012	Original Useful Life Years
Land	$1,983,849	$1,974,527
Land improvements	493,195	493,195	15
Leasehold improvements	1,083,051	1,083,051	15
Buildings	5,809,772	5,440,002	39
Furniture, fixtures & equipment	5,259,344	5,147,358	3 - 7

Total	14,629,211	14,138,133
Less accumulated depreciation	7,888,845	7,638,477

Premises and equipment, net	$6,740,366	$6,499,656

Charges to operations for depreciation approximated $137,703 and $126,398 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expenses were $278,867 and $249,787 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at June 30, 2013 and December 31, 2012 follows:

	(Expressed in Thousands)
	June 30, 2013
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$31,561	$39,734	$95,861	$64,965
States and political subdivisions	485	5,558	3,850	2,546
Commercial banks and other depository institutions	78	—	30	730

Total	$32,124	$45,292	$99,741	$68,241

	(Expressed in Thousands)
	December 31, 2012
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$32,614	$42,866	$90,252	$67,254
States and political subdivisions	646	5,558	3,546	2,969
Commercial banks and other depository institutions	162	—	105	490

Total	$33,422	$48,424	$93,903	$70,713

A maturity distribution of time certificates of deposit at June 30, 2013 and December 31, 2012, follows:

(dollars in thousands)	Maturities of Time Deposits
	June 30, 2013	December 31, 2012
Due in 2013	$18,490	$37,271
Due in 2014	25,577	13,279
Due in 2015	9,264	8,040
Due in 2016	7,050	6,262
Due in 2017	5,768	5,660
Due in 2018 and thereafter	2,092	201

Total	$68,241	$70,713

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,304,000 and $22,720,000 at June 30, 2013 and December 31, 2012, respectively. Interest expense on certificates of deposit of $100,000 or more was $66,868 and $79,175 for the three months ended June 30, 2013 and 2012, respectively. Interest expense on certificates of deposit of $100,000 or more was $155,591 and $192,175 for the six months ended June 30, 2013 and 2012, respectively.

The following table presents time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	June 30, 2013	December 31, 2012
Three Months or Less	$1,936	$5,008
Over Three and Less than Six Months	2,981	3,356
Over Six and Less than Twelve Months	6,443	3,039
Over Twelve Months	9,944	11,317

Total	$21,304	$22,720

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2013 was approximately $36.9 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,561,537 and $3,606,411 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 the subsidiary bank had three fixed rate amortizing advances which totaled $3,561,537 with a weighted average interest rate of 4.78% of which $2,013,861 will mature in 2018 and $1,547,676 will mature in 2023.

The bank also has a line of credit agreement with the Federal Home Loan Bank. The maximum credit available is $19.4 million under the agreement which matures on May 1, 2014 (issued in April 2013). At December 31, 2012 there was a $7 million line of credit agreement which was closed during the second quarter of 2013. There were no borrowings outstanding under these agreements at June 30, 2013 and December 31, 2012, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2013 were as follows:

Due in 2013	$45,958
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017	109,918
Due in 2018 and thereafter	3,105,675

Total	$3,561,537

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (Loss)(1)
	Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Beginning Balance	$2,429	$3,127	$3,129	$3,232

Other comprehensive income (loss) before reclassifications	(3,544)	520	(4,244)	415
Amounts reclassified from accumulated other comprehensive income	(1)	(213)	(1)	(213)

Period Change	(3,545)	307	(4,245)	202

Ending Balance	$(1,116)	$3,434	$(1,116)	$3,434

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three months ended June 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(2)	$(342)	Net securities gains
Related income tax expense	1	129	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(1)	$(213)	Net of tax

Total reclassifications for the period	$(1)	$(213)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Six months ended June 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(2)	$(342)	Net securities gains
Related income tax expense	1	129	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(1)	$(213)	Net of tax

Total reclassifications for the period	$(1)	$(213)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 9 - REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

As of June 30, 2013, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2013
Total Capital (to Risk Weighted Assets)	$32,924	22.37%	$11,774	8.0%	$14,718	10.0%
Tier I Capital (to Risk Weighted Assets)	31,084	21.12%	5,887	4.0%	8,831	6.0%
Tier I Capital (to Adjusted Total Assets)	31,084	10.36%	11,998	4.0%	14,998	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,792	22.13%	$11,856	8.0%	$14,821	10.0%
Tier I Capital (to Risk Weighted Assets)	30,938	20.88%	5,928	4.0%	8,892	6.0%
Tier I Capital (to Adjusted Total Assets)	30,938	10.48%	11,809	4.0%	14,761	5.0%
Progressive Bank, N.A.
As of June 30, 2013
Total Capital (to Risk Weighted Assets)	$32,753	22.30%	$11,750	8.0%	$14,687	10.0%
Tier I Capital (to Risk Weighted Assets)	30,913	21.05%	5,875	4.0%	8,812	6.0%
Tier I Capital (to Adjusted Total Assets)	30,913	10.32%	11,987	4.0%	14,984	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,608	22.04%	$11,838	8.0%	$14,798	10.0%
Tier I Capital (to Risk Weighted Assets)	30,754	20.78%	5,919	4.0%	8,879	6.0%
Tier I Capital (to Adjusted Total Assets)	30,754	10.43%	11,798	4.0%	14,747	5.0%

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

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	June 30, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$42,520	$—	$42,520
Obligations of states and political subdivisions	—	52,926	—	52,926
Mortgage-backed securities	—	76,268	—	76,268
Equity securities	206	—	—	206

Total securities available for sale:	$206	$171,714	$—	$171,920

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$3,190	$3,190
Mortgage servicing rights	$—	$—	$41	$41

(dollars in thousands)	December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$47,295	$—	$47,295
Obligations of states and political subdivisions	—	52,030	—	52,030
Mortgage-backed securities	—	78,678	—	78,678
Equity securities	205	—	—	205

Total securities available for sale:	$205	$178,003	$—	$178,208

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,730	$2,730
Mortgage servicing rights	$—	$—	$47	$47

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level 3 inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,190	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	-36.6% to 6.3% (-2.9%) 1.6% to 24.6% (9.2%)
Mortgage Servicing Rights	$41	Discounted Cash Flow	Remaining term Discount rate	2.9 years to 7 years (3.49 years) 9.5% to 10.5%(10%)

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The estimates of fair values of financial instruments are summarized as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$12,742	$12,742	$—	$—	$12,742
Investment securities	171,920	206	171,714	—	171,920
Loans	96,859	—	—	98,896	98,896
Accrued interest receivable	1,097	1,097	—	—	1,097
Financial liabilities:
Deposits	245,398	158,500	68,603	—	227,103
Federal funds purchased and repurchase agreements	17,731	17,731	—	—	17,731
Federal Home Loan Bank borrowings	3,562	—	3,997	—	3,997
Accrued interest payable	138	138	—	—	138

	December 31, 2012
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$15,877	$15,877	$—	$—	$15,877
Investment securities	178,208	205	178,003	—	178,208
Loans held for sale	110	—	110	—	110
Loans	97,206	—	—	98,303	98,303
Accrued interest receivable	1,128	1,128	—	—	1,128
Financial liabilities:
Deposits	246,462	163,526	71,510	—	235,036
Federal funds purchased and repurchase agreements	18,767	18,767	—	—	18,767
Federal Home Loan Bank borrowings	3,606	—	4,199	—	4,199
Accrued interest payable	163	163	—	—	163

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2013	2012	2013	2012	2012	2011	2010
SUMMARY OF OPERATIONS
Total interest income	$2,358	$2,489	$4,661	$5,020	$9,838	$11,207	$11,858
Total interest expense	377	458	764	946	1,789	2,229	3,056
Net interest income	1,981	2,031	3,897	4,074	8,049	8,978	8,802
Provision for loan losses	—	—	—	—	(248)	600	220
Total other income	254	658	526	966	2,352	2,034	1,977
Total other expenses	1,890	1,929	3,781	3,833	7,604	7,626	7,723
Income before income taxes	345	760	642	1,207	3,045	2,786	2,836
Net income	414	670	796	1,140	2,538	2,454	2,339
PER SHARE DATA (1)
Net income	$0.24	$0.39	$0.46	$0.67	$1.48	$1.43	$1.36
Cash dividends declared	0.19	0.18	0.38	0.37	0.73	0.73	0.70
Book value per share	18.39	20.50	18.39	20.50	20.77	20.09	18.10
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$99,853	$106,059	$99,071	$107,014	$104,566	$115,415	$124,074
Investment securities	173,375	155,019	172,200	150,152	154,755	136,409	116,990
Deposits - interest bearing	215,122	208,169	213,971	207,881	208,308	204,616	198,042
Stockholders’ equity	32,487	31,412	32,492	31,347	31,608	30,498	29,415
Total assets	301,605	293,694	300,843	291,583	293,601	283,734	273,778
SELECTED RATIOS
Return on average assets	0.55%	0.92%	0.53%	0.79%	0.86%	0.86%	0.85%
Return on average equity	5.11%	8.58%	4.94%	7.31%	8.03%	8.05%	7.95%
Average equity to average assets	10.77%	10.70%	10.80%	10.75%	10.77%	10.75%	10.74%
Dividend payout ratio (1)	79.17%	46.15%	82.61%	55.22%	49.32%	51.05%	51.47%
Loan to Deposit ratio	40.36%	44.09%	40.36%	44.09%	40.33%	45.75%	53.12%

	June 30,		December 31,
	2013	2012	2012	2011	2010
BALANCE SHEET
Investments	$171,920	$164,344	178,208	$150,961	$133,169
Loans	99,044	105,470	99,387	109,428	121,367
Allowance for loan losses	(2,185)	(2,514)	(2,181)	(2,504)	(2,059)
Other assets	30,297	28,223	31,133	35,373	25,482

Total Assets	$299,076	$295,523	306,547	$293,258	$277,959

Deposits	$245,398	$239,236	246,462	$239,177	$228,475
Federal funds purchased and repurchase agreements	17,731	16,440	18,767	14,013	13,477
FHLB borrowings	3,562	3,650	3,606	3,693	3,776
Other liabilities	785	956	2,009	1,848	1,130
Stockholders’ equity	31,600	35,241	35,703	34,527	31,101

Total Liabilities and Stockholders’ equity	$299,076	$295,523	306,547	$293,258	$277,959

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012 and the 4 percent common stock dividend to stockholders of record as of December 20, 2010.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $795,752 or $.46 per share for the six months ended June 30, 2013 compared to $1,140,034 or $.67 per share for the same period during 2012. The decrease in net income for the six months ended June 30, 2013 as compared to the same period in 2012 of $344,282 or 30.2% was primarily the result of the decrease in net interest income and noninterest income, offset in part by the decrease in noninterest expense and income tax expense. Net interest income decreased $176,852 or 4.3%, primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans, offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $439,910 or 45.5% primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and in service charges and fees earned on deposit accounts. Noninterest expenses decreased $51,627 or 1.4% during the six month period ended June 30, 2013 as compared to the same period in 2012 primarily due to the decreases in salary and employee benefits expenses and other operating expenses, offset in part by the increase in occupancy expenses. The ROA was .53% for the six months ended June 30, 2013 as compared to .79% for the same period of the prior year. For the six months ended June 30, 2013 compared to June 30, 2012, the ROE was 4.94% and 7.31%, respectively.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

For the second quarter of 2013, net income was $414,415 or $.24 per share as compared to $670,034 or $.39 per share for the same period in 2012. The decrease in net income for the three months ended June 30, 2013 as compared to the same period in 2012 of $255,619 or 38.2% was primarily the result of the decrease in net interest income and noninterest income, offset in part by the decrease in noninterest expense and income tax expense. Net interest income decreased $49,597 or 2.4% primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans, offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $404,180 or 61.4% for the three months ended June 30, 2013 as compared to the same period of the prior year primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and in service charges and fees earned on deposit accounts. Noninterest expense decreased $39,138 or 2.0% during the three month period ended June 30, 2013 as compared to the same period in 2012 primarily due to the decreases in salary and employee benefits and other operating expenses offset in part by the increase in occupancy expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the six months ended June 30, 2013

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013, net interest income was $3,896,926, a decrease of $176,852 or 4.3%, from the same period in 2012. Net interest income declined primarily due to the decrease in the taxable equivalent net yield on earning assets offset in part by the increase in average volume of earning assets. The taxable equivalent net yield on earning assets decreased from 3.54% at June 30, 2012 to 3.33% at June 30, 2013. The average earning assets increased approximately $8.2 million or 3.0% from June 30, 2012 to 2013.

Interest income on investment securities during the first six months of 2013 fell $103,402 or 4.9% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first six months of 2013 was primarily due to the decline in the yields earned which was partially offset by a rise in the average volume. The taxable equivalent yield on investment securities fell 36 basis points in 2013, from 3.44% at December 31, 2012 to 3.08% at June 30, 2013 and decreased 52 basis points from June 30, 2012. The average volume of investment securities have increased approximately $17.4 million or 11.3% since December 31, 2012.

Interest and fees on loans decreased $252,166 or 8.8%, from the same period in 2012 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The average loan volume decreased approximately $5.5 million or 5.3% since December 31, 2012. The taxable equivalent yield on loans fell 6 basis points in 2013 from 5.68% at December 31, 2012 to 5.62% at June 30, 2013 and fell 9 basis points from June 30, 2012.

During the six months ended June 30, 2013, interest expense declined $182,787 or 19.3% as compared to the same period in 2012. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2013. The average yield paid on interest bearing liabilities fell 12 basis points from .78% at December 31, 2012 to .66% at June 30, 2013 and decreased 18 basis points since June 30, 2012. The average volume of interest bearing liabilities increased approximately $5.7 million or 2.5% since December 31, 2012.

Noninterest Income

Noninterest income decreased $439,910 or 45.5% for the six months ended June 30, 2013 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and service charges and other fee income.

The net gains on investment securities decreased $340,029 or 99.3% for the six month period ended June 30, 2013 as compared to the same period in 2012. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company accounted for securities gains of $2,268 and securities losses of $18 during the six month period ended June 30, 2013 and securities gains of $342,594 and securities losses of $315 during the six month period ended June 30, 2012.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2013, other operating income decreased $65,171 or 16.4% compared to the same period in 2012. The decrease in other operating income was primarily due to decreases in ATM fees, FHLB fee income, and checkbook income, offset in part by increases in other miscellaneous income. There was also a gain on sale of other real estate owned during the six months ended June 30, 2012.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $34,710 in the first six months of 2013 as compared to the same period in 2012, down 15.3%, from 2012.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2013 and 2012. Average balance sheet information for the periods ended June 30, 2013 and 2012 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$44,672	$387	1.75%	$35,914	$354	1.98%
Mortgage backed securities	77,387	693	1.81%	70,913	904	2.56%
States and political subdivisions	49,956	929	3.75%	43,211	856	3.98%
Other securities	185	3	3.27%	114	1	1.76%

Total Investment securities:	172,200	2,012	2.36%	150,152	2,115	2.83%
Interest bearing deposits	8,598	13	0.30%	14,561	18	0.25%
Loans, net of unearned income	99,071	2,627	5.35%	107,014	2,879	5.41%
Other earning assets	1,328	9	1.37%	1,239	8	1.30%

Total earning assets	281,197	4,661	3.34%	272,966	5,020	3.70%
Other assets	21,829			21,120
Allowance for loan losses	(2,183)			(2,503)

Total Assets	$300,843			$291,583

LIABILITIES
Time deposits	$69,878	$429	1.24%	$73,275	$612	1.68%
Savings deposits	96,669	159	0.33%	89,727	164	0.37%
Interest bearing demand deposits	47,424	28	0.12%	44,879	27	0.12%
Federal funds purchased and repurchase agreements	17,491	63	0.73%	16,184	56	0.70%
FHLB and other long-term borrowings	3,605	85	4.75%	3,671	87	4.77%

Total interest bearing liabilities	235,067	764	0.66%	227,736	946	0.84%
Demand deposits	32,594			31,502
Other liabilities	690			998

Total Liabilities	268,351			260,236
STOCKHOLDERS’ EQUITY	32,492			31,347

Total Liabilities and Stockholders’ Equity	$300,843			$291,583

Net yield on earning assets		$3,897	2.79%		$4,074	3.00%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2013 and 2012, respectively. The effect of this adjustment is presented below.

Investment securities	$172,200	$2,632	3.08%	$150,152	$2,686	3.60%
Loans	99,071	2,760	5.62%	107,014	3,039	5.71%

Total earning assets	$281,197	$5,414	3.88%	$272,966	$5,751	4.24%

Taxable equivalent net yield on earning assets		$4,650	3.33%		$4,805	3.54%

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2013 (continued)

Noninterest Expense

Noninterest expense decreased $51,627 or 1.3% for the six months ended June 30, 2013 as compared to the same period of the prior year. The decrease in noninterest expense was primarily due to the decreases in salary and employee benefits expenses and in other operating expenses, offset in part by the increase in occupancy expenses.

Net occupancy expenses of premises increased $45,892 or 6.1% during the six months ended June 30, 2013 compared to the same period in 2012. Increases in land lease expenses, depreciation expenses, banking house expenses, utilities, and furniture and fixtures expenses, offset in part by the decline in real estate taxes and building lease expenses contributed to the increase in occupancy expenses in 2013 as compared to 2012.

Other operating expenses for the six months ended June 30 included the following:

	2013	2012	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$47,750	$54,350	$(6,600)	(12.1)%
Stationery and supplies	71,981	76,165	(4,184)	(5.5)%
Regulatory assessment and deposit insurance	135,588	135,577	11	0.0%
Advertising	98,396	107,073	(8,677)	(8.1)%
Postage and transportation	88,801	85,618	3,183	3.7%
Other taxes	90,142	101,052	(10,910)	(10.8)%
Service expense	219,279	221,450	(2,171)	(1.0)%
Other	395,226	436,654	(41,428)	(9.5)%

Total	$1,147,163	$1,217,939	$(70,776)	(5.8)%

The decrease in other expenses was primarily due to a loss of $27,000 on the sale of other real estate owned that occurred during the six months ended June 30, 2012.

Salary and employee benefits expenses fell $26,743 or 1.4% during the six months ended June 30, 2013 over the same period in 2012. Salary and employee benefit expense in 2013 compared to 2012 decreased primarily as a result of a reduction in salary expenses and payroll taxes.

Income Taxes

Income tax benefit for the six month period ended June 30, 2013 was $153,570, decreasing $220,853 or 328.2% compared to the same period in 2012. The decrease in income tax expense was primarily due to the decrease in pre-taxable income offset in part by the increase in tax-exempt income during the first six months of 2013 over the same period in 2012. Components of the income tax benefit for June 30, 2013 were $175,738 for federal tax benefit and $22,168 for West Virginia corporate net income tax expense. Federal income tax rates remain consistent at 34% for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012. West Virginia corporate net income tax rates were 7.75% in 2013 and 2012.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2013 and 2012. Average balance sheet information for the periods ended June 30, 2013 and 2012 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2013 and 2012.

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$43,378	$185	1.71%	$36,897	$173	1.89%
Mortgage backed securities	78,407	348	1.78%	73,576	453	2.48%
Obligations of states and political subdivisions	51,407	474	3.70%	44,435	436	3.95%
Other securities	183	1	2.19%	111	1	3.62%

Total Investment securities:	173,375	1,008	2.33%	155,019	1,063	2.76%
Interest bearing deposits	7,596	6	0.32%	13,316	9	0.27%
Loans, net of unearned income	99,853	1,339	5.38%	106,059	1,413	5.36%
Other earning assets	1,321	5	1.52%	1,252	4	1.29%

Total earning assets	282,145	2,358	3.35%	275,646	2,489	3.63%
Other assets	21,643			20,551
Allowance for loan losses	(2,183)			(2,503)

Total Assets	$301,605			$293,694

LIABILITIES
Time deposits	$69,200	$206	1.19%	$72,736	$295	1.63%
Savings deposits	99,246	82	0.33%	90,774	78	0.35%
Interest bearing demand deposits	46,676	13	0.11%	44,659	13	0.12%
Federal funds purchased and repurchase agreements	17,287	32	0.74%	16,955	29	0.69%
FHLB and other long-term borrowings	3,572	43	4.83%	3,660	43	4.73%

Total interest bearing liabilities	235,981	376	0.64%	228,784	458	0.81%
Demand deposits	32,598			32,576
Other liabilities	539			922

Total Liabilities	269,118			262,282
STOCKHOLDERS’ EQUITY	32,487			31,412

Total Liabilities and Stockholders’ Equity	$301,605			$293,694

Net yield on earning assets		$1,982	2.82%		$2,031	2.96%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2013 and 2012, respectively. The effect of this adjustment is presented below.

Investment securities	$173,375	$1,324	3.06%	$155,019	$1,354	3.51%
Loans	99,853	1,404	5.64%	106,059	1,491	5.65%

Total earning assets	$282,145	$2,739	3.89%	$275,646	$2,858	4.17%

Taxable equivalent net yield on earning assets		$2,363	3.36%		$2,400	3.50%

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2013

Net Interest Income

For the three months ended June 30, 2013, net interest income was $1,981,357, decreasing $49,597 or 2.4%, from the same period in 2012. The decrease in net interest income was primarily due to the decrease in the interest earned on loans combined with the decrease in the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The taxable equivalent net yield on earning assets decreased from 3.50% at June 30, 2012 to 3.36% at June 30, 2013. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2013 and 2012.

Interest and fees on loans decreased $73,769 or 5.2% for the three month period ended June 30, 2013 as compared to the same period in 2012 due to the decline in the average volume of loans combined with the decrease in the average yield on loans. The average loan volume decreased approximately $4.7 million or 4.5% since December 31, 2012. The taxable equivalent yield on loans fell 28 basis points, to 5.64% at June 30, 2013 from 5.68% at December 31, 2012.

Interest income on investment securities decreased $55,138 or 5.2% during the second quarter of 2013 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The investment portfolio increased with the average volume increasing approximately $18.6 million or 12.0% since December 31, 2012 and $18.4 million or 11.8% since June 30, 2012. The taxable equivalent yield earned on investment securities declined 45 basis points, to 3.06% for the three months ended June 30, 2013 as compared to 3.51% for the same period in 2012.

Interest expense paid on interest bearing liabilities fell $81,359 or 17.8% during the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 17 basis points, from .81% at June 30, 2012 to .64% at June 30, 2013. The average volume of interest bearing liabilities rose approximately $7.2 million or 3.1%, from June 30, 2012 to June 30, 2013 primarily due to an increase in the balances maintained in savings deposits, repurchase agreements, and interest bearing demand deposits, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income decreased $404,180 or 61.4% for the three months ended June 30, 2013 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and service charges and other fee income.

The net gains on investment securities decreased $340,043 or 99.3% for the three month period ended June 30, 2013 as compared to the same period in 2012. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage-backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company accounted for securities gains of $2,254 and securities losses of $18 during the three month period ended June 30, 2013 and securities gains of $342,297 and securities losses of $18 during the three month period ended June 30, 2012.

During the second quarter of 2013, other operating income decreased $41,678 or 20.9% as compared to same period of the prior year. The decrease in other operating income during the three month period ended June 30, 2013 as compared to the same period in the prior year was primarily due to decreases in the gain on the sale of other real estate owned property, ATM fees, FHLB fee income, checkbook income and other miscellaneous income, offset in part by increases in filing fee income, credit card fees and earnings related to the cash surrender value of bank owned life insurance.

Noninterest Expense

Noninterest expense decreased $39,138 or 2.0% for the three months ended June 30, 2013 as compared to the same period of the prior year. The decrease in noninterest expense was primarily due to the decreases in salary and employee benefits expenses and in other operating expenses, offset in part by the increase in occupancy expenses.

Net occupancy expenses of premises increased $30,851 or 8.4% during the three months ended June 30, 2013 compared to the same period in 2012. The increase in net occupancy expenses in 2013 as compared to 2012 was primarily due to an increase in depreciation expenses, banking house expenses, and furniture and fixtures expenses, offset in part by the decline in real estate taxes, building lease expenses, and utilities.

Salary and employee benefits expenses fell $16,558 or 1.8% during the three months ended June 30, 2013 over the same period in 2012. Salary and employee benefit expense in 2013 compared to 2012 decreased primarily as a result of a reduction in payroll taxes and employee benefits expenses, offset in part by an increase in salary expenses.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2013 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended June 30 included the following:

	2013	2012	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$22,600	$24,750	$(2,150)	(8.7)%
Stationery and supplies	36,911	39,122	(2,211)	(5.7)%
Regulatory assessment and deposit insurance	66,272	67,001	(729)	(1.1)%
Advertising	59,719	57,144	2,575	4.5%
Postage and transportation	43,688	45,378	(1,690)	(3.7)%
Other taxes	44,515	54,697	(10,182)	(18.6)%
Service expense	109,443	130,416	(20,973)	(16.1)%
Other	197,020	215,091	(18,071)	(8.4)%

Total	$580,168	$633,599	$(53,431)	(8.4)%

Income Taxes

Income tax benefit for the three month period ended June 30, 2013 was $69,454, decreasing $159,020 or 177.5% compared to the same period in 2012. The decrease in income tax expense was primarily due to the decrease in pre-taxable income of $414,639 offset in part by the increase in tax-exempt income during the three month period ended June 30, 2013 over the same period in 2012.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $6.3 million or 3.5% from December 31, 2012 to June 30, 2013. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 69.2% of total securities at June 30, 2013, as compared to 70.8% at December 31, 2012. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at June 30, 2013 and December 31, 2012. The decrease in the available for sale securities was primarily due to the decline in market value of the securities. The Company did not have any investment securities classified as held to maturity securities at June 30, 2013 and December 31, 2012. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was below amortized cost by $1,789,708 at June 30, 2013 and was above amortized cost by $5,017,577 at December 31, 2012, respectively.

Loans

Total loans, net of unearned income, declined $343,197 or .3% from December 31, 2012 to June 30, 2013. The decrease in total loans in 2013 was primarily due to the decreases in consumer loans, and commercial and other loans which decreased $1,124,000 and $918,000, respectively, offset in part by the increase in consumer and commercial real estate which increased $852,000 and $850,000, respectively. The decline in consumer loans was primarily due to the decline in installment loans to individuals as well as a decline in credit cards. Commercial and other loans declined during 2013 primarily in non-rated industrial development obligations, offset in part by an increase in commercial and industrial loans. The increase in consumer real estate loans during the first six months of 2013 was primarily in residential real estate loans and home equity lines of credit, offset in part by declines in construction, farmland, and home equity loans. The increase in commercial real estate loans during 2013 was primarily due to an increase in multifamily residential loans, offset in part by a decline in non-farm, non-residential loans.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised fifty-one percent (51%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty percent (30%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised fifteen percent (15%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2012 to June 30, 2013 were a 1% increase in consumer real estate loans, a 1% increase in commercial real estate loans, a 1% decrease in consumer loans and a 1% decrease in commercial and other loans.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2013 and December 31, 2012:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2013			December 31, 2012
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Construction	$247	$77	$108	$5	$615	$110
Commercial real estate - nonfarm, nonresidential property	2,616	4,739	33,533	2,802	2,829	35,533
Commercial	1,074	3,191	1,536	634	3,314	1,678
Nonrated industrial development obligations	1,025	1,634	6,194	665	2,762	6,527

Total	$4,962	$9,641	$41,371	$4,106	$9,520	$43,848

The following table presents an analysis of fixed and variable rate loans as of June 30, 2013 and December 31, 2012 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2013			December 31, 2012
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Fixed Rates	$4,168	$6,963	$6,673	$3,545	$6,068	$8,851
Variable Rates	794	2,678	34,698	561	3,452	34,997

Total	$4,962	$9,641	$41,371	$4,106	$9,520	$43,848

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement was $9,869,132 and $10,267,649 as of June 30, 2013 and December 31, 2012, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $342,873 and $346,249 at June 30, 2013 and December 31, 2012, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $3,299,000 at June 30, 2013 as compared to $3,551,000 at December 31, 2012. The decline in non-performing loans in 2013 was primarily due to decreases in non-accrual loans.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	June 30,	December 31,
	2013	2012	2011	2010	2009
Past Due 90 Days or More, still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	28	—
Consumer	1	—	—	—	—

	1	—	—	28	—

Non-accrual:
Commercial and Other Loans	$28	$31	$39	$54	$2,254
Commercial real estate	2,896	3,115	3,533	4,147	1,195
Consumer real estate	365	388	447	688	624
Consumer	9	17	27	14	19

	$3,298	$3,551	$4,046	$4,903	$4,092

Other Real Estate	$—	$—	$138	$8	$173

Total non-performing assets	$3,299	$3,551	$4,184	$4,939	$4,265

Total non-performing assets to total loans and other real estate	3.33%	3.57%	3.82%	4.07%	3.31%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $3,298,000 or 3.3% of total loans outstanding as of June 30, 2013, as compared to $3,551,000 or 3.6% of total loans outstanding as of December 31, 2012. Non-accrual loans decreased in 2013 primarily from loan payments. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses increased $3,335 or .2%, since December 31, 2012. The allowance for loan losses represented 2.2% of outstanding loans as of June 30, 2013 and at December 31, 2012. Charge-offs amounted to $5,469 and recoveries were $8,804 for the six month period ended June 30, 2013. There was no provision made to the allowance for loan losses during the six months ended June 30, 2013 and 2012.

The additions and deletions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience as presented in the following table.

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

Table Seven - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	June 30,	December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$2,181	$2,504	$2,059	$1,894	$1,923
Loans Charged off:
Commercial and Other loans	—	—	8	14	10
Commercial real estate	—	87	156	—	155
Consumer real estate	—	—	28	—	—
Consumer	5	9	19	51	66

Total	5	96	211	65	231
Recoveries:
Commercial and Other loans	—	—	2	1	11
Commercial real estate	—	15	45	—	—
Consumer real estate	—	—	—	—	—
Consumer	9	6	9	9	7

Total	9	21	56	10	18
Net Charge-offs (recoveries)	(4)	75	155	55	213
Additions Charged to Operations	—	(248)	600	220	184

Balance at end of period:	$2,185	$2,181	$2,504	$2,059	$1,894

Average Loans Outstanding	$99,071	$104,566	$115,415	$124,074	$128,206

Ratio of net charge-offs to Average loans outstanding for the period	0.00%	0.07%	0.13%	0.04%	0.17%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	2.21%	2.19%	2.29%	1.70%	1.47%

The following table presents an allocation of the allowance for possible loan losses at June 30, 2013 and each of the four year periods ended December 31, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	June 30,		December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$179	14.8%	$179	15.7%	$179	14.6%	$212	16.9%	$203	16.1%
Commercial real estate	1,762	51.5%	1,762	50.4%	2,082	51.5%	1,511	46.5%	1,345	45.5%
Consumer real estate	193	29.6%	193	28.6%	193	27.4%	272	28.1%	267	28.2%
Consumer	51	4.1%	47	5.3%	50	6.5%	64	8.5%	79	10.2%

Total	$2,185	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Other Assets

Other assets increased approximately $2.1 million during the six month period ended June 30, 2013 primarily due to the change in the deferred tax position from a liability to an asset.

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $1,063,530 during the first six months of 2013. Since year end the decrease in total deposits was primarily due to decreases in noninterest bearing demand deposits, interest bearing demand deposits and certificates of deposit which fell approximately $1.3 million, $3.1 million and $2.5 million, respectively, offset in part by an increase in savings deposits of $5.8 million. At June 30, 2013, noninterest bearing deposits comprised 13% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 87% of total deposits. The changes in the composition of the deposit mix since December 31, 2012 were a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2013. Federal funds purchased were $2,000,000 at December 31, 2012. Repurchase agreements increased $964,653 or 5.8%, from December 31, 2012 to June 30, 2013. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Other Liabilities

Other liabilities decreased approximately $1.2 million during the six month period ended June 30, 2013 primarily due to investment purchases recorded based on trade dates and the change in the deferred tax position from a liability to an asset.

Capital Resources

Stockholders’ equity decreased 11.5% during the six month period ended June 30, 2013 and was primarily due to the 11.9% decrease in accumulated other comprehensive income and the .4% increase from current earnings after quarterly dividends. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available for sale. Stockholders’ equity amounted to 10.6% and 11.6% of total assets at June 30, 2013 and December 31, 2012, respectively. The Company paid dividends of $.38 and $.37 per share during the six month periods ended June 30, 2013 and June 30, 2012, respectively. The Company paid dividends of $.19 and $.18 per share during the three month periods ended June 30, 2013 and June 30, 2012, respectively.

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

First West Virginia Bancorp, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $171,920,470 classified as available for sale at June 30, 2013. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $105,404,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2013 was approximately $36.9 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $19.4 million and $7 million available with the FHLB at June 30, 2013 and December 31, 2012, respectively. There were no short term borrowings outstanding pursuant to these agreements as of June 30, 2013 and December 31, 2012. The subsidiary Bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of June 30, 2013 and December 31, 2012. The subsidiary bank also has pledged investment securities in the amount of $17.7 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of June 30, 2013. At June 30, 2013 and December 31, 2012, the Company had outstanding loan commitments and unused lines of credit totaling $13,955,000 and $20,723,000, respectively. As of June 30, 2013, management placed a high probability for required funding within one year of approximately $6.0 million. Approximately $7.2 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2013 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 8.8%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 11.4%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately 4.3%, and given a 100 basis point decrease scenario net interest income would be decreased by 2.7%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

Item 4. Controls and Procedures

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

FIRST WEST VIRGINIA BANCORP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of the business of the Holding Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

Item 1A.	Risk Factors

Not applicable to Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable

Item 3.	Defaults Upon Senior Securities

Inapplicable

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Inapplicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On May 2, 2013 a report on Form 8-K was filed which contained a letter from First West Virginia Bancorp Inc.’s independent registered public accounting firm confirming that the client auditor relationship had ceased.

On May 10, 2013 a report on Form 8-K was filed which contained a press release dated May 9, 2013 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

On May 10, 2013 a report on Form 8-K was filed which stated that the Audit Committee of First West Virginia Bancorp, Inc. engaged BKD, LLP as its successor independent registered public accounting firm to audit the Company’s financial statements.

On May 17, 2013 a report on Form 8-K was filed which contained the results of the submission of Matters to a vote of Security Holders at First West Virginia Bancorp Inc.’s annual meeting of shareholders held May 14, 2013.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 45 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 14, 2013

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorprated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/12

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G. Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.8	3/31/13

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information.	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer.	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer.	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File.	X