Form 10-Q
period 2013-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2013-11-08
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of September 30, 2013: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,844,019	$5,365,856
Due from banks - interest bearing	52,216,431	10,510,655

Total cash and cash equivalents	60,060,450	15,876,511
Investment securities:
Available-for-sale (at fair value)	181,347,703	178,207,974
Loans held for sale	—	109,800
Loans	95,445,438	99,387,344
Less allowance for loan losses	(2,268,691)	(2,181,451)

Net loans	93,176,747	97,205,893
Premises and equipment, net	6,937,887	6,499,656
Accrued income receivable	1,163,425	1,127,940
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,704,984	3,625,013
Other assets	4,356,453	2,250,315

Total assets	$352,391,768	$306,547,221

LIABILITIES
Noninterest bearing deposits:
Demand	$74,497,789	$33,422,465
Interest bearing deposits:
Demand	50,047,457	48,423,471
Savings	100,742,020	93,903,196
Time	68,943,346	70,712,831

Total deposits	294,230,612	246,461,963
Federal funds purchased and securities sold under agreements to repurchase	21,896,502	18,766,590
Federal Home Loan Bank borrowings	3,538,695	3,606,411
Accrued interest payable	138,524	162,598
Other liabilities	874,855	1,846,886

Total liabilities	320,679,188	270,844,448

STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at September 30, 2013 and December 31, 2012	8,643,650	8,643,650
Surplus	6,966,020	6,966,020
Retained earnings	17,398,787	17,191,740
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Accumulated other comprehensive income (loss)	(1,067,777)	3,129,463

Total stockholders’ equity	31,712,580	35,702,773

Total liabilities and stockholders’ equity	$352,391,768	$306,547,221

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,182,577	$1,289,102	$3,608,763	$3,927,389
Tax-exempt	111,852	113,894	312,312	354,419
Debt securities:
Taxable	562,239	602,929	1,644,969	1,862,526
Tax-exempt	476,516	438,758	1,405,830	1,294,607
Other interest and dividend income	17,558	10,388	39,414	36,315

Total interest and dividend income	2,350,742	2,455,071	7,011,288	7,475,256

INTEREST EXPENSE
Deposits	298,965	355,600	914,211	1,158,740
Federal funds purchased and repurchase agreements	37,267	31,380	100,141	87,341
Federal Home Loan Bank borrowings	42,169	43,512	127,669	130,818

Total interest expense	378,401	430,492	1,142,021	1,376,899

Net interest income	1,972,341	2,024,579	5,869,267	6,098,357
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	1,972,341	2,024,579	5,869,267	6,098,357
NONINTEREST INCOME
Service charges and other fees	111,652	118,586	304,505	346,149
Net gains on available for sale securities	674	1,671	2,924	343,950
Other operating income	157,343	186,410	488,662	582,900

Total noninterest income	269,669	306,667	796,091	1,272,999

NONINTEREST EXPENSE
Salary and employee benefits	964,957	932,344	2,794,712	2,788,842
Net occupancy expense of premises	409,740	385,898	1,213,988	1,144,254
Other operating expenses	572,916	551,220	1,720,079	1,769,159

Total noninterest expense	1,947,613	1,869,462	5,728,779	5,702,255

Income before income taxes	294,397	461,784	936,579	1,669,101
INCOME TAX EXPENSE (BENEFIT)	(96,574)	(21,042)	(250,144)	46,241

Net income	$390,971	$482,826	$1,186,723	$1,622,860

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.23	$0.28	$0.69	$0.95

DIVIDENDS PER COMMON SHARE	$0.19	$0.18	$0.57	$0.55

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net Income	$390,971	$482,826	$1,186,723	$1,622,860

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	78,377	877,209	(6,726,657)	1,543,659
Income tax effect	(29,493)	(330,094)	2,531,241	(580,879)
Reclassification of gains recognized in earnings	(674)	(1,671)	(2,924)	(343,950)
Income tax effect	254	629	1,100	129,428

Total other comprehensive income (loss)	$48,464	$546,073	$(4,197,240)	$748,258

Comprehensive income (loss)	$439,435	$1,028,899	$(3,010,517)	$2,371,118

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$6,966,020	$17,191,740	$(228,100)	$3,129,463	$35,702,773
Comprehensive income:
Net Income	—	—	—	1,186,723	—	—	1,186,723
Other comprehensive loss	—	—	—	—	—	(4,197,240)	(4,197,240)
Cash dividend ($.57 per share)	—	—	—	(979,676)	—	—	(979,676)

BALANCE, September 30, 2013	1,728,730	$8,643,650	$6,966,020	$17,398,787	$(228,100)	$(1,067,777)	$31,712,580

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income	Total
BALANCE, DECEMBER 31, 2011	1,662,814	$8,314,070	$6,288,403	$16,920,319	$(228,100)	$3,231,818	$34,526,510
Comprehensive income:
Net Income	—	—	—	1,622,860	—	—	1,622,860
Other comprehensive income	—	—	—	—	—	748,258	748,258
Cash dividend ($.55 per share)	—	—	—	(942,104)	—	—	(942,104)

BALANCE, September 30, 2012	1,662,814	$8,314,070	$6,288,403	$17,601,075	$(228,100)	$3,980,076	$35,955,524

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,186,723	$1,622,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	416,233	383,288
Amortization of investment securities, net	338,158	427,979
Investment security gains	(2,924)	(343,950)
Net gains on sales of mortgage loans	(14,175)	(45,114)
Loss on disposal of premises and equipment	1,333	4,687
Increase in cash surrender value of bank-owned life insurance	(79,971)	(79,366)
Originations of mortgage loans held for sale	(395,500)	(1,134,378)
Proceeds from sales of mortgage loans	519,475	1,179,492
Increase in interest receivable	(35,485)	(45,342)
Decrease in interest payable	(24,074)	(46,944)
Other, net	(843,629)	(1,040,971)

Net cash provided by operating activities	1,066,164	882,241

INVESTING ACTIVITIES
Net decrease in loans, net of charge-offs	3,934,956	8,692,361
Recoveries on loans previously charged-off	94,190	19,016
Proceeds from sales of securities available-for-sale	34,726	10,005,882
Proceeds from maturities of securities available-for-sale	20,424,968	23,822,977
Principal collected on mortgage-backed securities	10,025,537	12,719,445
Purchases of securities available-for-sale	(40,391,974)	(58,836,119)
Purchases of premises and equipment	(855,797)	(883,206)

Net cash used in investing activities	(6,733,394)	(4,459,644)

FINANCING ACTIVITIES
Net increase in deposits	47,768,649	143,756
Dividends paid	(979,676)	(942,104)
Increase in short-term borrowings	3,129,912	4,556,644
Repayment of Federal Home Loan Bank borrowings	(67,716)	(64,563)

Net cash provided by financing activities	49,851,169	3,693,733

INCREASE IN CASH AND CASH EQUIVALENTS	44,183,939	116,330
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,876,511	20,916,773

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,060,450	$21,033,103

Supplemental Disclosures:
Cash Paid for Interest	$1,166,095	$1,423,843
Cash Paid for Income Taxes	$25,000	$248,750

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At September 30, 2013 and December 31, 2012, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

September 30, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Nonaccrual loans may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There was one loan held for sale at December 31, 2012 amounting to $109,800. There were no loans held for sale as of September 30, 2013.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2011 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2013. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,749,083 and $10,267,649 as of September 30, 2013 and December 31, 2012, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $344,634 and $346,249 at September 30, 2013 and December 31, 2012, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as of a result of this agreement was $6,083 and $14,562 for the three months ended September 30, 2013 and 2012, respectively, and $28,017 and $57,838 for the nine months ended September 30, 2013 and 2012, respectively.

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

September 30, 2013 AND 2012

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $2,268,691 at September 30, 2013, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Bank-owned Life Insurance: Bank owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,704,984 and $3,625,013 at September 30, 2013 and December 31, 2012, respectively. The death benefit value of the bank-owned life insurance at September 30, 2013 and December 31, 2012 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $54,958 and $55,299 for the three months ended September 30, 2013 and 2012, respectively. For the nine month periods ended September 30, 2013 and 2012 advertising expenses amounted to $153,354 and $162,372, respectively.

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

September 30, 2013 AND 2012

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

September 30, 2013 AND 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice. The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations. The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at September 30, 2013 and December 31, 2012:

	(Expressed in thousands) September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$47,591	$32	$(1,580)	$46,043
Obligations of states and political subdivisions	52,641	1,722	(763)	53,600
Mortgage-backed securities	82,655	629	(1,781)	81,503
Equity securities	173	30	(1)	202

Total available-for-sale	$183,060	$2,413	$(4,125)	$181,348

	(Expressed in thousands) December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	47,101	$201	$(7)	$47,295
Obligations of states and political subdivisions	48,393	3,692	(55)	52,030
Mortgage-backed securities	77,513	1,218	(53)	78,678
Equity securities	183	22	—	205

Total available-for-sale	173,190	5,133	(115)	178,208

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other than temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 79 positions that are temporarily impaired at September 30, 2013.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	(Expressed in thousands)
	September 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$42,009	$(1,580)	$—	$—	$42,009	$(1,580)
Obligations of states and political subdivisions	11,964	(763)	—	—	11,964	(763)
Mortgage-backed securities	47,330	(1,781)	—	—	47,330	(1,781)

Equity securities	33	(1)	—	—	33	(1)

Total	$101,336	$(4,125)	$—	$—	$101,336	$(4,125)

	(Expressed in thousands)
	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$6,993	$(7)	$—	$—	$6,993	$(7)
Obligations of states and political subdivisions	2,721	(55)	—	—	2,721	(55)
Mortgage-backed securities	23,752	(52)	82	(1)	23,834	(53)

Total	$33,466	$(114)	$82	$(1)	$33,548	$(115)

The amortized cost and fair value of investment securities available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands)
	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$1,749	$1,796
Due after one year through five years	801	830
Due after five years through ten years	70,281	69,098
Due after ten years	27,401	27,919

	100,232	99,643
Mortgage-backed securities	82,655	81,503
Equity securities	173	202

Total	$183,060	$181,348

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

Assets carried at $62,462,000 and $65,418,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law. Proceeds from sales of securities available-for-sale during the nine month periods ended September 30, 2013 and 2012, were $34,726 and $10,005,082, respectively. Gross gains of $2,942 and gross losses of $18 were realized during the nine months ended September 30, 2013 and gross gains of $344,265 and gross losses of $315 were realized during the nine months ended September 30, 2012. Proceeds from sales of securities available-for-sale during the three month periods ended September 30, 2013 and 2012, were $17,940 and $15,118, respectively. Gross gains of $674 and gross losses of $0 were realized during the three months ended September 30, 2013 and gross gains of $1,671 and gross losses of $0 were realized during the three months ended September 30, 2012. The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2013 and December 31, 2012 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$10	$10	0.01%
After One But Within Five Years	—	—	—	6,000	6,034	1.88
After Five But Within Ten Years	47,589	46,041	1.82	41,088	41,248	1.75
After Ten Years	—	—	—	3	3	0.87

	47,591	46,043	1.82	47,101	47,295	1.77
States & Political Subdivisions
Within One Year	1,747	1,793	6.07	970	990	4.98
After One But Within Five Years	801	830	6.00	1,101	1,158	5.92
After Five But Within Ten Years	22,692	23,058	5.13	19,439	20,633	5.23
After Ten Years	27,401	27,919	5.81	26,883	29,249	5.90

	52,641	53,600	5.53	48,393	52,030	5.62
Mortgage-Backed Securities	82,655	81,503	2.12	77,513	78,678	2.01
Equity Securities	173	202	2.79	183	205	1.97

Total	$183,060	$181,348	3.05%	$173,190	$178,208	3.00%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at September 30, 2013 and December 31, 2012, are as follows:

	(Expressed in Thousands)
	September 30, 2013	December 31, 2012
Consumer Real Estate:
Construction	$485	$730
Farmland	141	239
Residential 1-4 Family	23,959	22,439
Home Equity Loans	1,702	1,960
Home Equity Lines of Credit	3,586	3,157

Total Consumer Real Estate	29,873	28,525
Commercial Real Estate:
Non-farm, non-residential	36,383	41,164
Multifamily (5 or more) residential properties	8,333	8,986

Total Commercial Real Estate	44,716	50,150
Commercial and Other Loans:
Commercial	4,910	5,626
Non-rated industrial development obligations	12,216	9,954
Other loans	24	23

Total Commercial and Other Loans	17,150	15,603
Consumer Loans:
Installment and other loans to individuals	3,294	4,668
Credit Cards	532	563

Total Consumer Loans	3,826	5,231

Total loans	$95,565	$99,509
Less unearned interest and deferred fees	119	122

Net loans	$95,446	$99,387

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

The Company originates direct and indirect consumer loans including principally residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans using a credit analysis as part of the underwriting process. Each loan type has separate underwriting criteria, which consists of several factors including debt to income, type of collateral, credit history and customer relationship with the Company. Credit risk is driven by factors such as the creditworthiness of a borrower and general economic conditions in the Company’s market area that might impact the borrower’s personal income, employment, or collateral value. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing the loan may fluctuate in value. Credit risk in these loans is driven by the creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Minimum standards and underwriting guidelines have been established for commercial loan types.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

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

Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the economic conditions in the Company’s market areas.

Non-accrual loans amounted to $1,295,405 and $3,550,640 at September 30, 2013 and December 31, 2012, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $20,815 and $49,774 for the three months ended September 30, 2013 and September 30, 2012, respectively. For the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $64,494, $176,820 and $216,468, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$17,128	$—	$—	$22	$22	$17,150	$—
Commercial real estate	43,894	94	—	728	822	44,716	—
Consumer real estate	29,553	80	163	77	320	29,873	—
Consumer	3,815	8	—	3	11	3,826	—
Unearned interest and deferred fees	(119)	—	—	—	—	(119)	—

Total loans	$94,271	$182	$163	$830	$1,175	$95,446	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$5	$—	$—	$22	$22	$27	$—
Commercial real estate	191	—	—	728	728	919	—
Consumer real estate	166	—	99	77	176	342	—
Consumer	—	4	—	3	7	7	—

Total non-accrual loans	$362	$4	$99	$830	$933	$1,295	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

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

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Risk ratings are assigned to individual credit exposures as an aspect of the credit approval and are adjusted thereafter to reflect changes in risk exposure as the borrower’s condition changes. The most significant factor used to determine the risk rating is the borrower’s primary source of repayment which includes a cash flow analysis. Other items considered in the loan review include secondary sources of repayment, financial trends, collateral value and characteristics, the size of the loan, and external factors impacting the borrower’s repayment ability.

Loans rated as “Pass” include those that have minimal, modest, acceptable, and higher risk. Minimal risk loans are fully secured by marketable securities or cash collateral, or loans supported by the United States Treasury. Modest risk loans have borrowers with stable cash flows over an extended period of time and extensive access to credit from several sources. Acceptable risk loans include individual borrowers with substantial liquid assets and commercial borrowers with strong cash flow. Higher risk loans have adequate sources of repayment and no current identifiable risk for repayment and loans that are slightly below average due to any number of factors such as income, collateral, or the lack of sufficient financial information.

Problem and potential problem loans are classified as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans are inadequately protected by the current worth and paying capacity of the borrower or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$17,114	$—	$36	$—	$17,150
Commercial Real Estate	35,324	4,418	4,974	—	44,716
Construction and Land Development	305	—	321	—	626

Total	$52,743	$4,418	$5,331	$—	$62,492

Current	$52,743	$4,418	$4,291	$—	$61,452
Past Due 30-59 days	—	—	94	—	94
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	946	—	946

Total	$52,743	$4,418	$5,331	$—	$62,492

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

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

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Performing	Non-performing	Total
Consumer	$3,819	$7	$3,826
Consumer Real Estate	28,905	342	29,247

Total	$32,724	$349	$33,073

December 31, 2012	Performing	Non-performing	Total
Consumer	$5,214	$17	$5,231
Consumer Real Estate	28,247	388	28,635

Total	$33,461	$405	$33,866

The Company also evaluates problem loans for impairment. A loan is considered to be impaired if it is probable that the Company will not be able to collect the payments for principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally include all non-accrual loans and Troubled Debt Restructurings (TDR’s).

Impaired loans at September 30, 2013 and December 31, 2012 are set forth in the following tables (in thousands):

	September 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$27	$5	$22	$27	$22
Commercial real estate	965	569	396	965	186
Consumer real estate	214	214	—	214	—

Total	$1,206	$788	$418	$1,206	$208

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$31	$8	$23	$31	$23
Commercial real estate	3,115	537	2,578	3,115	619
Consumer real estate	226	226	—	226	—

Total	$3,372	$771	$2,601	$3,372	$642

Interest income of $628 and $649 was recognized on impaired loans subsequent to their classifications as impaired for the three and nine month periods ended September 30, 2013. No interest income was recognized on impaired loans subsequent to their classification as impaired for the three and nine month periods ended September 30, 2012. The average recorded investment in impaired loans are set forth below in the following table (in thousands):

	Average Recorded Investment
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Commercial and Other Loans	32	33	31	32
Commercial real estate	1,865	3,105	2,754	3,088
Consumer real estate	245	528	247	525

Total	$2,142	$3,666	$3,032	$3,645

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally nine months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at September 30, 2013 and none at December 31, 2012.

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

The Company had no TDR’s originate during the three month period ended September 30, 2013, one TDR originate during the nine month period ended September 30, 2013 and no TDR’s originate during the three and nine month periods ended September 30, 2012. The concession granted on this TDR was an extension of the maturity date. The outstanding recorded investment in this TDR pre and post modification was $45,898. There were no TDR’s that defaulted during the three and nine month periods ended September 30, 2013 and 2012.

At September 30, 2013, there were funds of $4,747 committed to be advanced to customers whose loans were classified as TDR’s. No additional funds were committed to be advanced to customers whose loans were classified as TDR’s at December 31, 2012.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the nine months ended as of September 30, 2013 and September 30, 2012 (in thousands):

September 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2013	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(7)	(7)
Recoveries	—	84	—	11	95
Provision	120	(312)	208	(16)	—

Ending Balance, September 30, 2013	$299	$1,534	$401	$35	$2,269

Loans individually evaluated for impairment	$23	$186	$—	$—	$209
Loans collectively evaluated for impairment	276	1,348	401	35	2,060

Ending Balance	$299	$1,534	$401	$35	$2,269

September 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2012	$179	$2,082	$193	$50	$2,504
Charge-offs	—	(3)	—	(7)	(10)
Recoveries	—	15	—	4	19
Provision	(10)	(54)	74	(10)	—

Ending Balance, September 30, 2012	$169	$2,040	$267	$37	$2,513

Loans individually evaluated for impairment	$24	$795	$—	$—	$819
Loans collectively evaluated for impairment	145	1,245	267	37	1,694

Ending Balance	$169	$2,040	$267	$37	$2,513

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL for the three months ended as of September 30, 2013 and September 30, 2012 (in thousands):

September 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2013	$179	$1,762	$193	$51	$2,185
Charge-offs	—	—	—	(2)	(2)
Recoveries	—	84	—	2	86
Provision	120	(312)	208	(16)	—

Ending Balance, September 30, 2013	$299	$1,534	$401	$35	$2,269

September 30, 2012	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2012	$170	$2,050	$254	$40	$2,514
Charge-offs	—	—	—	(2)	(2)
Recoveries	—	—	—	1	1
Provision	(1)	(10)	13	(2)	—

Ending Balance, September 30, 2012	$169	$2,040	$267	$37	$2,513

The following table presents loans individually and collectively evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$27	$965	$214	$—	$—	$1,206
Loans collectively evaluated	17,123	43,751	29,659	3,826	(119)	94,240

Ending Balance	$17,150	$44,716	$29,873	$3,826	$(119)	$95,446

December 31, 2012
Loans individually evaluated	$31	$3,115	$226	$—	$—	$3,372
Loans collectively evaluated	15,572	47,035	28,409	5,231	(122)	96,125

Ending Balance	$15,603	$50,150	$28,635	$5,231	$(122)	$99,497

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	September 30, 2013	December 31, 2012	Original Useful Life Years
Land	$1,983,849	$1,974,527
Land improvements	359,729	493,195	15
Leasehold improvements	1,083,051	1,083,051	15
Buildings	6,040,517	5,440,002	39
Furniture, fixtures & equipment	5,196,525	5,147,358	3 -7

Total	14,663,671	14,138,133
Less accumulated depreciation	7,725,784	7,638,477

Premises and equipment, net	$6,937,887	$6,499,656

Charges to operations for depreciation approximated $137,366 and $133,501 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expenses were $416,233 and $383,288 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at September 30, 2013 and December 31, 2012 follows:

	(Expressed in Thousands)
	September 30, 2013
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$73,777	$43,097	$96,397	$65,771
States and political subdivisions	659	6,951	4,314	2,442
Commercial banks and other depository institutions	62	—	31	730

Total	$74,498	$50,048	$100,742	$68,943

	(Expressed in Thousands)
	December 31, 2012
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$32,614	$42,866	$90,252	$67,254
States and political subdivisions	646	5,558	3,546	2,969
Commercial banks and other depository institutions	162	—	105	490

Total	$33,422	$48,424	$93,903	$70,713

A maturity distribution of time certificates of deposit at September 30, 2013 and December 31, 2012, follows:

(dollars in thousands)	Maturities of Time Deposits
	September 30, 2013	December 31, 2012
Due in 2013	$11,928	$37,271
Due in 2014	30,378	13,279
Due in 2015	10,858	8,040
Due in 2016	7,513	6,262
Due in 2017	5,686	5,660
Due in 2018 and thereafter	2,580	201

Total	$68,943	$70,713

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $22,441,000 and $22,720,000 at September 30, 2013 and December 31, 2012, respectively. Interest expense on certificates of deposit of $100,000 or more was $70,688 and $74,251 for the three months ended September 30, 2013 and 2012, respectively. Interest expense on certificates of deposit of $100,000 or more was $226,279 and $266,426 for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	September 30, 2013	December 31, 2012
Three Months or Less	$3,671	$5,008
Over Three and Less than Six Months	4,852	3,356
Over Six and Less than Twelve Months	3,819	3,039
Over Twelve Months	10,099	11,317

Total	$22,441	$22,720

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Pittsburgh. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2013 was approximately $41.2 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,538,695 and $3,606,411 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 the subsidiary bank had three fixed rate amortizing advances which totaled $3,538,695 with a weighted average interest rate of 4.78% of which $1,999,072 will mature in 2018 and $1,539,623 will mature in 2023.

The bank also has a line of credit agreement with the Federal Home Loan Bank. The maximum credit available is $19.4 million under the agreement which matures on May 1, 2014 (issued in April 2013). At December 31, 2012 there was a $7 million line of credit agreement which was closed during the second quarter of 2013. There were no borrowings outstanding under these agreements at September 30, 2013 and December 31, 2012, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2013 were as follows:

Due in 2013	$23,116
Due in 2014	95,267
Due in 2015	99,919
Due in 2016	104,800
Due in 2017	109,918
Due in 2018 and thereafter	3,105,675

Total	$3,538,695

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income (Loss) (1)
	Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended September 30,		Nine months ended September 30,
(unaudited in thousands)	2013	2012	2013	2012
Beginning Balance	$(1,116)	$3,434	$3,129	$3,232

Other comprehensive income (loss) before reclassifications	49	547	(4,195)	963
Amounts reclassified from accumulated other comprehensive income	(1)	(1)	(2)	(215)

Period Change	48	546	(4,197)	748

Ending Balance	$(1,068)	$3,980	$(1,068)	$3,980

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three months ended September 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(1)	$(2)	Net securities gains
Related income tax expense	—	1	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(1)	$(1)	Net of tax

Total reclassifications for the period	$(1)	$(1)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Nine months ended September 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2013	2012
Securities available for sale (1):
Net securities gains reclassified into earnings	$(3)	$(344)	Net securities gains
Related income tax expense	1	129	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	$(2)	$(215)	Net of tax

Total reclassifications for the period	$(2)	$(215)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

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

As of September 30, 2013, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2013
Total Capital (to Risk Weighted Assets)	$33,036	21.97%	$12,027	8.0%	$15,034	10.0%
Tier I Capital (to Risk Weighted Assets)	31,155	20.72%	6,014	4.0%	9,020	6.0%
Tier I Capital (to Adjusted Total Assets)	31,155	9.83%	12,682	4.0%	15,853	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,792	22.13%	$11,856	8.0%	$14,821	10.0%
Tier I Capital (to Risk Weighted Assets)	30,938	20.88%	5,928	4.0%	8,892	6.0%
Tier I Capital (to Adjusted Total Assets)	30,938	10.48%	11,809	4.0%	14,761	5.0%
Progressive Bank, N.A.
As of September 30, 2013
Total Capital (to Risk Weighted Assets)	$32,867	21.90%	$12,006	8.0%	$15,008	10.0%
Tier I Capital (to Risk Weighted Assets)	30,986	20.65%	6,003	4.0%	9,005	6.0%
Tier I Capital (to Adjusted Total Assets)	30,986	9.78%	12,672	4.0%	15,840	5.0%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$32,608	22.04%	$11,838	8.0%	$14,798	10.0%
Tier I Capital (to Risk Weighted Assets)	30,754	20.78%	5,919	4.0%	8,879	6.0%
Tier I Capital (to Adjusted Total Assets)	30,754	10.43%	11,798	4.0%	14,747	5.0%

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

September 30, 2013 AND 2012

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS (CONTINUED)

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include observable inputs employed by certified appraisers for similar assets classified as Level III inputs adjusted for qualitative factors and estimated liquidation expenses.

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	September 30, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$46,043	$—	$46,043
Obligations of states and political subdivisions	—	53,600	—	53,600
Mortgage-backed securities	—	81,503	—	81,503
Equity securities	202	—	—	202

Total securities available for sale:	$202	$181,146	$—	$181,348

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$373	$373
Mortgage servicing rights	$—	$—	$1	$1

(dollars in thousands)	December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$47,295	$—	$47,295
Obligations of states and political subdivisions	—	52,030	—	52,030
Mortgage-backed securities	—	78,678	—	78,678
Equity securities	205	—	—	205

Total securities available for sale:	$205	$178,003	$—	$178,208

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$2,730	$2,730
Mortgage servicing rights	$—	$—	$47	$47

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level 3 inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$373	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	-100.0% to 0.0% (-59.0%) 0.0% to 24.6% (23.7%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Remaining term Discount rate	7.4 years to 17.4 years (15.9 years) 9.5%

(1)	The fair value is determined through independent appraisals by certified appraisers of the underlying collateral.
(2)	Appraisals may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.

The reported fair values of financial instruments are based on a variety of factors. Where possible, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Intangible values assigned to customer relationships are not reflected in the reported fair values. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of period end or that will be realized in the future.

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

September 30, 2013 AND 2012

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

The estimates of fair values of financial instruments are summarized as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$60,060	$60,060	$—	$—	$60,066
Investment securities	181,348	202	181,146	—	181,348
Loans	93,177	—	—	93,292	93,292
Accrued interest receivable	1,163	1,163	—	—	1,163
Financial liabilities:
Deposits	294,231	197,924	69,322	—	267,246
Federal funds purchased and repurchase agreements	21,897	21,897	—	—	21,897
Federal Home Loan Bank borrowings	3,539	—	3,972	—	3,972
Accrued interest payable	139	139	—	—	139

	December 31, 2012
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$15,877	$15,877	$—	$—	$15,877
Investment securities	178,208	205	178,003	—	178,208
Loans held for sale	110	—	110	—	110
Loans	97,206	—	—	98,303	98,303
Accrued interest receivable	1,128	1,128	—	—	1,128
Financial liabilities:
Deposits	246,462	163,526	71,510	—	235,036
Federal funds purchased and repurchase agreements	18,767	18,767	—	—	18,767
Federal Home Loan Bank borrowings	3,606	—	4,199	—	4,199
Accrued interest payable	163	163	—	—	163

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2013	2012	2013	2012	2012	2011	2010
SUMMARY OF OPERATIONS
Total interest income	$2,351	$2,455	$7,011	$7,475	$9,838	$11,207	$11,858
Total interest expense	379	430	1,142	1,377	1,789	2,229	3,056
Net interest income	1,972	2,025	5,869	6,098	8,049	8,978	8,802
Provision for loan losses	—	—	—	—	(248)	600	220
Total other income	270	307	796	1,273	2,352	2,034	1,977
Total other expenses	1,948	1,870	5,728	5,702	7,604	7,626	7,723
Income before income taxes	294	462	937	1,669	3,045	2,786	2,836
Net income	391	483	1,187	1,623	2,538	2,454	2,339
PER SHARE DATA (1)
Net income	$0.23	$0.28	$0.69	$0.95	$1.48	$1.43	$1.36
Cash dividends declared	0.19	0.18	0.57	0.55	0.73	0.73	0.70
Book value per share	18.45	20.92	18.45	20.92	20.77	20.09	18.10
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$97,410	$103,539	$98,514	$105,846	$104,566	$115,415	$124,074
Investment securities	176,964	158,684	173,807	153,017	154,755	136,409	116,990
Deposits - interest bearing	218,769	208,335	215,587	208,034	208,308	204,616	198,042
Stockholders’ equity	32,613	31,747	32,473	31,481	31,608	30,498	29,415
Total assets	318,699	294,328	306,861	292,505	293,601	283,734	273,778
SELECTED RATIOS
Return on average assets	0.49%	0.65%	0.52%	0.74%	0.86%	0.86%	0.85%
Return on average equity	4.76%	6.05%	4.89%	6.89%	8.03%	8.05%	7.95%
Average equity to average assets	10.23%	10.79%	10.58%	10.76%	10.77%	10.75%	10.74%
Dividend payout ratio (1)	82.61%	64.29%	82.61%	57.89%	49.32%	51.05%	51.47%
Loan to Deposit ratio	32.44%	42.09%	32.44%	42.09%	40.33%	45.75%	53.12%

	September 30,		December 31,
	2013	2012	2012	2011	2010
BALANCE SHEET
Investments	$181,348	$166,464	$178,208	$150,961	$133,169
Loans	95,446	100,726	99,387	109,428	121,367
Allowance for loan losses	(2,269)	(2,513)	(2,181)	(2,504)	(2,059)
Other assets	77,867	36,335	31,133	35,373	25,482

Total Assets	$352,392	$301,012	$306,547	$293,258	$277,959

Deposits	$294,231	$239,321	$246,462	$239,177	$228,475
Federal funds purchased and repurchase agreements	21,896	18,570	18,767	14,013	13,477
FHLB borrowings	3,539	3,628	3,606	3,693	3,776
Other liabilities	1,013	3,537	2,009	1,848	1,130
Stockholders’ equity	31,713	35,956	35,703	34,527	31,101

Total Liabilities and Stockholders’ equity	$352,392	$301,012	$306,547	$293,258	$277,959

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012 and the 4 percent common stock dividend to stockholders of record as of December 20, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2013 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements.

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

OVERVIEW

The Company reported net income of $1,186,723 or $.69 per share for the nine months ended September 30, 2013 compared to $1,622,860 or $.95 per share for the same period during 2012. The decrease in net income for the nine months ended September 30, 2013 as compared to the same period in 2012 of $436,137 or 26.9% was primarily the result of the decrease in net interest income and noninterest income and the increase in noninterest expense, offset in part by the change in income tax expense to income tax benefit. Net interest income decreased $229,090 or 3.8% primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans, offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $476,908 or 37.5% primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and in service charges and fees earned on deposit accounts. Noninterest expenses increased $26,524 or .5% during the nine month period ended September 30, 2013 as compared to the same period in 2012 primarily due to the increases in salary and employee benefits and occupancy expenses offset in part by the decrease in other operating expenses. The ROA was .52% for the nine months ended September 30, 2013 as compared to .74% for the same period of the prior year. For the nine months ended September 30, 2013 compared to September 30, 2012, the ROE was 4.89% and 6.89%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

For the third quarter of 2013, net income was $390,971 or $.23 per share as compared to $482,826 or $.28 per share for the same period in 2012. The decrease in net income for the three months ended September 30, 2013 as compared to the same period in 2012 of $91,855 or 19.0% was primarily the result of the decrease in net interest income and noninterest income and the increase in noninterest expense, offset in part by the increase in income tax benefit. Net interest income decreased $52,238 or 2.6% primarily due to the decrease in the interest earned on investment securities and in the interest and fees earned on loans offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $36,998 or 12.1% for the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to the decrease in other operating income combined with the decrease in service charges and fees earned on deposit accounts and net gains on sales of investment securities. Noninterest expense increased $78,151 or 4.2% during the three month period ended September 30, 2013 as compared to the same period in 2012 primarily due to the increases in salary and employee benefits, occupancy expenses, and other operating expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the nine months ended September 30, 2013

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013, net interest income was $5,869,267, a decrease of $229,090 or 3.8%, from the same period in 2012. Net interest income declined primarily due to the decrease in the taxable equivalent net yield on earning assets offset in part by the increase in average volume of earning assets. The taxable equivalent net yield on earning assets decreased from 3.51% at September 30, 2012 to 3.25% at September 30, 2013. The average earning assets increased approximately $14.4 million or 5.3% from September 30, 2012 to 2013.

Interest income on investment securities during the first nine months of 2013 fell $106,334 or 3.4% as compared to the same period of the prior year. The decrease in interest income on investment securities during the first nine months of 2013 was primarily due to the decline in the yields earned which was partially offset by a rise in the average volume. The taxable equivalent yield on investment securities fell 37 basis points in 2013, from 3.44% at December 31, 2012 to 3.07% at September 30, 2013 and decreased 44 basis points from September 30, 2012. The average volume of investment securities have increased approximately $19.1 million or 12.3% since December 31, 2012.

Interest and fees on loans decreased $360,733 or 8.4%, from the same period in 2012 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The average loan volume decreased approximately $6.1 million or 5.8% since December 31, 2012. The taxable equivalent yield on loans fell 8 basis points in 2013 from 5.68% at December 31, 2012 to 5.60% at September 30, 2013 and fell 10 basis points from September 30, 2012.

During the nine months ended September 30, 2013, interest expense declined $234,878 or 17.1% as compared to the same period in 2012. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2013. The average yield paid on interest bearing liabilities fell 14 basis points from .78% at December 31, 2012 to .64% at September 30, 2013 and decreased 16 basis points since September 30, 2012. The average volume of interest bearing liabilities increased approximately $8.1 million or 3.5% since December 31, 2012.

Noninterest Income

Noninterest income decreased $476,908 or 37.5% for the nine months ended September 30, 2013 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities combined with the decrease in other operating income and service charges and other fee income.

The net gains on investment securities decreased $341,026 or 99.1% for the nine month period ended September 30, 2013 as compared to the same period in 2012. The Company’s subsidiary bank sold approximately $9.6 million of mortgage-backed investment securities during the second quarter of 2012 in order to reinvest into mortgage backed investment securities with a slower more stable cash flow for the current market interest rate environment. The Company accounted for securities gains of $2,942 and securities losses of $18 during the nine month period ended September 30, 2013 and securities gains of $344,265 and securities losses of $315 during the nine month period ended September 30, 2012.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2013, other operating income decreased $94,238 or 16.2% compared to the same period in 2012. The decrease in other operating income was primarily due to decreases in ATM fees, FHLB fee income, and checkbook income, offset in part by increases in other miscellaneous income. There was also a gain on sale of other real estate owned during the nine months ended September 30, 2012.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $41,644 in the first nine months of 2013 as compared to the same period in 2012, down 12.0%, from 2012.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2013 and 2012. Average balance sheet information for the periods ended September 30, 2013 and 2012 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$44,825	$585	1.74%	$37,586	$539	1.92%
Mortgage backed securities	78,182	1,056	1.81%	71,587	1,321	2.46%
States and political subdivisions	50,618	1,406	3.71%	43,732	1,295	3.96%
Other securities	182	4	2.94%	112	2	2.39%

Total Investment securities:	173,807	3,051	2.35%	153,017	3,157	2.76%
Interest bearing deposits	14,481	24	0.22%	13,633	24	0.24%
Loans, net of unearned income	98,514	3,921	5.32%	105,846	4,282	5.40%
Other earning assets	1,328	15	1.51%	1,246	12	1.29%

Total earning assets	288,130	7,011	3.25%	273,742	7,475	3.65%
Other assets	20,933			21,270
Allowance for loan losses	(2,202)			(2,507)

Total Assets	$306,861			$292,505

LIABILITIES
Time deposits	$69,576	$628	1.21%	$72,391	$876	1.62%
Savings deposits	97,958	243	0.33%	90,226	241	0.36%
Interest bearing demand deposits	48,053	43	0.12%	45,417	42	0.12%
Federal funds purchased and repurchase agreements	18,287	100	0.73%	16,906	87	0.69%
FHLB and other long-term borrowings	3,572	128	4.79%	3,660	131	4.78%

Total interest bearing liabilities	237,446	1,142	0.64%	228,600	1,377	0.80%
Demand deposits	36,259			31,464
Other liabilities	683			960

Total Liabilities	274,388			261,024
STOCKHOLDERS’ EQUITY	32,473			31,481

Total Liabilities and Stockholders’ Equity	$306,861			$292,505

Net yield on earning assets		$5,869	2.72%		$6,098	2.98%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2013 and 2012, respectively. The effect of this adjustment is presented below.

Investment securities	$173,807	$3,988	3.07%	$153,017	$4,020	3.51%
Loans	98,514	4,129	5.60%	105,846	4,518	5.70%

Total earning assets	$288,130	$8,156	3.78%	$273,742	$8,574	4.18%

Taxable equivalent net yield on earning assets		$7,014	3.25%		$7,197	3.51%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2013 (continued)

Noninterest Expense

Noninterest expense increased $26,524 or .5% for the nine months ended September 30, 2013 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses and in occupancy expenses, offset in part by the decrease in other operating expenses.

Net occupancy expenses of premises increased $69,734 or 6.1% during the nine months ended September 30, 2013 compared to the same period in 2012. Increases in depreciation expenses, banking house expenses, utilities, and furniture and fixtures expenses, offset in part by the decline in real estate taxes and building and land lease expenses contributed to the increase in occupancy expenses in 2013 as compared to 2012.

Salary and employee benefits expenses increased $5,870 or .2% during the nine months ended September 30, 2013 over the same period in 2012. Salary and employee benefit expense in 2013 compared to 2012 increased primarily as a result of an increase in payroll taxes.

Other operating expenses for the nine months ended September 30 included the following:

	2013	2012	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$71,825	$77,700	$(5,875)	(7.6)%
Stationery and supplies	106,013	127,958	(21,945)	(17.2)%
Regulatory assessment and deposit insurance	205,614	203,671	1,943	1.0%
Advertising	153,354	162,372	(9,018)	(5.6)%
Postage and transportation	132,185	122,016	10,169	8.3%
Other taxes	104,840	126,322	(21,482)	(17.0)%
Service expense	338,794	356,172	(17,378)	(4.9)%
Other	607,454	592,948	14,506	2.4%

Total	$1,720,079	$1,769,159	$(49,080)	(2.8)%

Income Taxes

Income tax benefit for the nine month period ended September 30, 2013 was $250,144, increasing $296,385 or 641.0% compared to the same period in 2012. The increase in income tax benefit was primarily due to the decrease in pre-taxable income offset in part by the increase in tax-exempt income during the first nine months of 2013 over the same period in 2012. Components of the income tax benefit for September 30, 2013 were $282,167 for federal tax benefit and $32,023 for West Virginia corporate net income tax expense. Federal income tax rates remain consistent at 34% for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012. West Virginia corporate net income tax rates were 7.75% in 2013 and 2012.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2013 and 2012. Average balance sheet information for the periods ended September 30, 2013 and 2012 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2013 and 2012.

	For the three months ended			For the three months ended
	September 30, 2013			September 30, 2012
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$45,125	$198	1.74%	$40,892	$185	1.80%
Mortgage backed securities	79,743	363	1.81%	72,919	417	2.28%
Obligations of states and political subdivisions	51,921	477	3.64%	44,764	439	3.90%
Other securities	175	1	2.27%	109	1	3.65%

Total Investment securities:	176,964	1,039	2.33%	158,684	1,042	2.61%
Interest bearing deposits	24,267	11	0.18%	11,799	6	0.20%
Loans, net of unearned income	97,410	1,295	5.27%	103,539	1,403	5.39%
Other earning assets	1,330	6	1.79%	1,261	4	1.26%

Total earning assets	299,971	2,351	3.11%	275,283	2,455	3.55%
Other assets	20,967			21,559
Allowance for loan losses	(2,239)			(2,514)

Total Assets	$318,699			$294,328

LIABILITIES
Time deposits	$68,982	$200	1.15%	$70,641	$265	1.49%
Savings deposits	100,495	84	0.33%	91,213	76	0.33%
Interest bearing demand deposits	49,292	15	0.12%	46,481	15	0.13%
Federal funds purchased and repurchase agreements	19,809	38	0.76%	18,335	31	0.67%
FHLB and other long-term borrowings	3,549	42	4.70%	3,639	43	4.70%

Total interest bearing liabilities	242,127	379	0.62%	230,309	430	0.74%
Demand deposits	43,470			31,389
Other liabilities	489			883

Total Liabilities	286,086			262,581
STOCKHOLDERS’ EQUITY	32,613			31,747

Total Liabilities and Stockholders’ Equity	$318,699			$294,328

Net yield on earning assets		$1,972	2.61%		$2,025	2.93%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2013 and 2012, respectively. The effect of this adjustment is presented below.

Investment securities	$176,964	$1,356	3.04%	$158,684	$1,334	3.34%
Loans	97,410	1,369	5.58%	103,539	1,479	5.68%

Total earning assets	$299,971	$2,742	3.63%	$275,283	$2,823	4.08%

Taxable equivalent net yield on earning assets		$2,364	3.13%		$2,393	3.46%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2013

Net Interest Income

For the three months ended September 30, 2013, net interest income was $1,972,341, decreasing $52,238 or 2.6%, from the same period in 2012. The decrease in net interest income was primarily due to the decrease in the interest earned on loans combined with the decrease in the interest earned on investment securities, offset in part by the decrease in the interest paid on interest bearing liabilities. The taxable equivalent net yield on earning assets decreased from 3.46% at September 30, 2012 to 3.13% at September 30, 2013. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2013 and 2012.

Interest and fees on loans decreased $108,567 or 7.7% for the three month period ended September 30, 2013 as compared to the same period in 2012 due to the decline in the average volume of loans combined with the decrease in the average yield on loans. The average loan volume decreased approximately $7.2 million or 6.8% since December 31, 2012. The taxable equivalent yield on loans fell 10 basis points, to 5.58% at September 30, 2013 from 5.68% at December 31, 2012.

Interest income on investment securities decreased $2,932 or .3% during the third quarter of 2013 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the yield earned, offset in part by the rise in the average volume. The investment portfolio increased with the average volume increasing approximately $22.2 million or 14.4% since December 31, 2012 and $18.3 million or 11.5% since September 30, 2012. The taxable equivalent yield earned on investment securities declined 30 basis points, to 3.04% for the three months ended September 30, 2013 as compared to 3.34% for the same period in 2012.

Interest expense paid on interest bearing liabilities fell $52,091 or 12.1% during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 12 basis points, from .74% at September 30, 2012 to .62% at September 30, 2013. The average volume of interest bearing liabilities rose approximately $11.8 million or 5.1%, from September 30, 2012 to September 30, 2013 primarily due to an increase in the balances maintained in savings deposits, repurchase agreements, and interest bearing demand deposits, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income decreased $36,998 or 12.1% for the three months ended September 30, 2013 as compared to same period of the prior year. The decrease in noninterest income was primarily due to the decrease in other operating income combined with the decrease in service charges and other fee income and the net gains on sales of investment securities.

The net gains on investment securities decreased $997 or 59.7% for the three month period ended September 30, 2013 as compared to the same period in 2012. The Company accounted for securities gains of $674 and had no securities losses during the three month period ended September 30, 2013 and securities gains of $1,671 and had no securities losses during the three month period ended September 30, 2012.

During the third quarter of 2013, other operating income decreased $29,067 or 15.6% as compared to same period of the prior year. The decrease in other operating income during the three month period ended September 30, 2013 as compared to the same period in the prior year was primarily due to decreases in the gain on the sale of other real estate owned property, ATM fees, FHLB fee income, checkbook income and credit card fees, offset in part by increases in the gain on sales of mortgage servicing rights and earnings related to the cash surrender value of bank owned life insurance.

Noninterest Expense

Noninterest expense increased $78,151 or 4.2% for the three months ended September 30, 2013 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses, occupancy expenses and other operating expenses.

Net occupancy expenses of premises increased $23,842 or 6.2% during the three months ended September 30, 2013 compared to the same period in 2012. The increase in net occupancy expenses in 2013 as compared to 2012 was primarily due to an increase in depreciation expenses, banking house expenses, furniture and fixtures expenses and utilities, offset in part by the decline in land lease expenses.

Salary and employee benefits expenses increased $32,613 or 3.5% during the three months ended September 30, 2013 over the same period in 2012. Salary and employee benefit expense in 2013 compared to 2012 increased primarily as a result of increases in salaries and payroll taxes.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2013 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended September 30 included the following:

	2013	2012	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$24,075	$23,350	$725	3.1%
Stationery and supplies	34,031	51,793	(17,762)	(34.3)%
Regulatory assessment and deposit insurance	70,027	68,094	1,933	2.8%
Advertising	54,958	55,299	(341)	(0.6)%
Postage and transportation	43,383	36,398	6,985	19.2%
Other taxes	14,699	25,270	(10,571)	(41.8)%
Service expense	119,515	134,722	(15,207)	(11.3)%
Other	212,228	156,294	55,934	35.8%

Total	$572,916	$551,220	$21,696	3.9%

The increase in other expense was primarily due to the reversal of an accrual of $75,556 in the third quarter of 2012 related to a vendor dispute of telephone expenses, offset in part by a loss of $29,000 on the sale of other real estate owned during the third quarter of 2012.

Income Taxes

Income tax benefit for the three month period ended September 30, 2013 was $96,574, increasing $75,532 or 359.0% compared to the same period in 2012. The increase in income tax benefit was primarily due to the decrease in pre-taxable income of $167,387 offset in part by the increase in tax-exempt income during the three month period ended September 30, 2013 over the same period in 2012.

Balance Sheet Analysis

Investments

Investment securities increased approximately $3.1 million or 1.8% from December 31, 2012 to September 30, 2013. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 70.4% of total securities at September 30, 2013, as compared to 70.8% at December 31, 2012. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at September 30, 2013 and December 31, 2012. The Company did not have any investment securities classified as held to maturity securities at September 30, 2013 and December 31, 2012. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was below amortized cost by $1,712,005 at September 30, 2013 and was above amortized cost by $5,017,577 at December 31, 2012.

Loans

Total loans, net of unearned income, declined $3.9 million or 4.0% from December 31, 2012 to September 30, 2013. The decrease in total loans in 2013 was primarily due to the decrease in commercial real estate and consumer loans which decreased $5,434,000 and $1,405,000, respectively, offset in part by the increase in commercial and other loans and consumer real estate which increased $1,547,000 and $1,348,000, respectively. The decline in commercial real estate loans was primarily due to the decline in non-farm, non-residential loans as well as a decline in multifamily residential loans. The decline in consumer loans was primarily due to the decrease in installment loans to individuals as well as a decrease in credit cards. Commercial and other loans increased due to an increase in non-rated industrial development obligations, offset in part by a decrease in commercial loans. The increase in consumer real estate loans during the first nine months of 2013 was primarily in residential real estate loans and home equity lines of credit, offset in part by declines in construction, farmland, and home equity loans.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-seven percent (47%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty-one percent (31%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised eighteen percent (18%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2012 to September 30, 2013 were a 2% increase in consumer real estate loans, 2% increase in commercial and other loans, a 3% decrease in commercial real estate loans, and a 1% decrease in consumer loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2013 and December 31, 2012:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2013			December 31, 2012
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Construction	$321	$57	$107	$5	$615	$110
Commercial real estate - nonfarm, nonresidential property	592	7,064	28,727	2,802	2,829	35,533
Commercial	698	2,713	1,499	634	3,314	1,678
Nonrated industrial development obligations	1,146	1,625	9,445	665	2,762	6,527

Total	$2,757	$11,459	$39,778	$4,106	$9,520	$43,848

The following table presents an analysis of fixed and variable rate loans as of September 30, 2013 and December 31, 2012 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2013			December 31, 2012
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Fixed Rates	$2,142	$9,085	$6,511	$3,545	$6,068	$8,851
Variable Rates	615	2,374	33,267	561	3,452	34,997

Total	$2,757	$11,459	$39,778	$4,106	$9,520	$43,848

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold under this agreement was $9,749,083 and $10,267,649 as of September 30, 2013 and December 31, 2012, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $344,634 and $346,249 at September 30, 2013 and December 31, 2012, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $1,340,000 at September 30, 2013 as compared to $3,551,000 at December 31, 2012. The decline in non-performing loans in 2013 was primarily due to decreases in non-accrual loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	September 30,	December 31,
	2013	2012	2011	2010	2009
Past Due 90 Days or More, still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	28	—
Consumer	—	—	—	—	—

	—	—	—	28	—

Renegotiated:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	45	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	—	—	—	—

	45	—	—	—	—

Non-accrual:
Commercial and Other Loans	$27	$31	$39	$54	$2,254
Commercial real estate	919	3,115	3,533	4,147	1,195
Consumer real estate	342	388	447	688	624
Consumer	7	17	27	14	19

	$1,295	$3,551	$4,046	$4,903	$4,092

Other Real Estate	$—	$—	$138	$8	$173

Total non-performing assets	$1,340	$3,551	$4,184	$4,939	$4,265

Total non-performing assets to total loans and other real estate	1.40%	3.57%	3.82%	4.07%	3.31%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $1,295,000 or 1.4% of total loans outstanding as of September 30, 2013, as compared to $3,551,000 or 3.6% of total loans outstanding as of December 31, 2012. Non-accrual loans decreased in 2013 primarily from loan payments. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses increased $87,240 or 4.0%, since December 31, 2012. The allowance for loan losses represented 2.4% of outstanding loans as of September 30, 2013 and 2.2% as of December 31, 2012. Charge-offs amounted to $6,950 and recoveries were $94,190 for the nine month period ended September 30, 2013. There was no provision made to the allowance for loan losses during the nine months ended September 30, 2013 and 2012.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses (Continued)

Table Seven - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	September 30,	December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance at beginning of period:	$2,181	$2,504	$2,059	$1,894	$1,923
Loans Charged off:
Commercial and Other loans	—	—	8	14	10
Commercial real estate	—	87	156	—	155
Consumer real estate	—	—	28	—	—
Consumer	7	9	19	51	66

Total	7	96	211	65	231
Recoveries:
Commercial and Other loans	—	—	2	1	11
Commercial real estate	84	15	45	—	—
Consumer real estate	—	—	—	—	—
Consumer	11	6	9	9	7

Total	95	21	56	10	18
Net Charge-offs (recoveries)	(88)	75	155	55	213
Additions Charged to Operations	—	(248)	600	220	184

Balance at end of period:	$2,269	$2,181	$2,504	$2,059	$1,894

Average Loans Outstanding	$98,514	$104,566	$115,415	$124,074	$128,206

Ratio of net charge-offs to Average loans outstanding for the period	-0.09%	0.07%	0.13%	0.04%	0.17%
Ratio of the Allowance for Loan Losses to Loans Outstanding for the period	2.38%	2.19%	2.29%	1.70%	1.47%

The following table presents an allocation of the allowance for possible loan losses at September 30, 2013 and each of the four year periods ended December 31, 2012. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	September 30,		December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$299	17.9%	$179	15.7%	$179	14.6%	$212	16.9%	$203	16.1%
Commercial real estate	1,534	46.8%	1,762	50.4%	2,082	51.5%	1,511	46.5%	1,345	45.5%
Consumer real estate	401	31.3%	193	28.6%	193	27.4%	272	28.1%	267	28.2%
Consumer	35	4.0%	47	5.3%	50	6.5%	64	8.5%	79	10.2%

Total	$2,269	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%	$1,894	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Other Assets

Other assets increased approximately $2.1 million during the nine month period ended September 30, 2013 primarily due to the change in the deferred tax position from a liability to an asset.

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $47,768,649 during the first nine months of 2013. Since year end the increase in total deposits was primarily due to increases in noninterest bearing demand deposits, interest bearing demand deposits and savings accounts which grew approximately $41.1 million, $1.6 million and $6.8 million, respectively, offset in part by a decrease in certificates of deposit of $1.7 million. At September 30, 2013, noninterest bearing deposits comprised 25% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 75% of total deposits. The changes in the composition of the deposit mix since December 31, 2012 were an 11% increase in noninterest bearing deposits and an 11% decrease in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2013. Federal funds purchased were $2,000,000 at December 31, 2012. Repurchase agreements increased $5,129,912 or 30.6%, from December 31, 2012 to September 30, 2013. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Other Liabilities

Other liabilities decreased approximately $972,031 during the nine month period ended September 30, 2013 primarily due to investment purchases recorded based on trade dates and the change in the deferred tax position from a liability to an asset.

Capital Resources

Stockholders’ equity decreased 11.2% during the nine month period ended September 30, 2013 and was primarily due to the 11.8% decrease in accumulated other comprehensive income and the .6% increase from current earnings after quarterly dividends. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available for sale. Stockholders’ equity amounted to 9.0% and 11.6% of total assets at September 30, 2013 and December 31, 2012, respectively. The Company paid dividends of $.57 and $.55 per share during the nine month periods ended September 30, 2013 and September 30, 2012, respectively. The Company paid dividends of $.19 and $.18 per share during the three month periods ended September 30, 2013 and September 30, 2012, respectively.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $181,347,703 classified as available for sale at September 30, 2013. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $101,336,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2013 was approximately $41.2 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $19.4 million and $7 million available with the FHLB at September 30, 2013 and December 31, 2012, respectively. There were no short term borrowings outstanding pursuant to these agreements as of September 30, 2013 and December 31, 2012. The subsidiary Bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of September 30, 2013 and December 31, 2012. The subsidiary bank also has pledged investment securities in the amount of $17.5 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of September 30, 2013. At September 30, 2013 and December 31, 2012, the Company had outstanding loan commitments and unused lines of credit totaling $22,851,000 and $20,723,000, respectively. As of September 30, 2013, management placed a high probability for required funding within one year of approximately $13.1 million. Approximately $7.3 million is principally unused home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2013 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 1.1%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 5.9%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be decreased by approximately .5%, and given a 100 basis point decrease scenario net interest income would be decreased by .5%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

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

On August 7, 2013 a report on Form 8-K was filed which contained a press release dated August 6, 2013 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 46 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: November 8, 2013

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