Form 10-K
period 2013-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2014-03-28
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2013

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

☐  Yes         ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regional S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer    ☐        Accelerated filer    ☐        Non-Accelerated filer    ☐        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE MKT on June 30, 2013, was $23,881,349. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose):

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 28, 2014:

Common Stock, $5.00 Par Value 1,718,730 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2013.	Part II, Items 5, 6, 7, 7A, and 8; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2014 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2013, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia, (“the Bank”).

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio County, Wheeling, West Virginia, one full-service office in Brooke County, Wellsburg, West Virginia, one full-service office in Marshall County, Moundsville, West Virginia, one full-service office in Wetzel County, New Martinsville, West Virginia, one full-service office in Upshur County, Buckhannon, West Virginia, one full-service office in Lewis County, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $342 million as of December 31, 2013.

Total Company assets as of December 31, 2013, which include the assets of its operating subsidiary bank, were $342,145,227 million. The authorized capital of the Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,728,730 shares, less 10,000 treasury shares, were issued and outstanding as of December 31, 2013 to 244 registered shareholders. Shareholders’ equity at that date was $30,790,036.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2013, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Employees

As of December 31, 2013, the Company employed a total of 91 full-time equivalent employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, 401-K plan, workers’ compensation and paid vacations. No employees are union participants or subject to a collective bargaining agreement.

Competition

Competition involving the Company is generally felt at the subsidiary level. All phases of the bank’s business are highly competitive. The subsidiary bank encounters competition from commercial banks and other financial institutions. The subsidiary bank also competes with other insurance companies, small loan companies, and credit unions with respect to lending activities and also in attracting a variety of deposit related instruments.

Supervision and Regulation

The Company and its subsidiary bank are subject to certain statutes and regulations. The following is a summary of certain statutes and regulations that affect the Company and its subsidiary. This summary is qualified in its entirety by such statutes and regulations.

The Company

The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”), the West Virginia Division of Financial Institutions, the Securities and Exchange Commission, and other federal and state regulators. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, (“BHC Act”), the Company is subject to regulation by the FRB. The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company.

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

The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The FRB also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

The Dodd-Frank Act requires a bank holding company to serve as a source of financial strength for any subsidiary that is a depository institution. This support may be required at times when the bank holding company may not have the resources to provide support.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Act also authorized banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to establish new branches in other states.

As a bank holding company doing business in West Virginia, the Company is also subject to the corporate laws of the State of West Virginia as set forth in the West Virginia Business Corporation Act and is subject to regulation and examination by the West Virginia Division of Financial Institutions and must file annual reports to the West Virginia Division of Financial Institutions. The West Virginia Division of Financial Institutions has the power to examine the Company and its subsidiary and any acquisition application that the company must submit to the FRB must also be submitted to the West Virginia Division of Financial Institutions.

The Bank

The operations of the Company’s subsidiary bank, being a national bank, are subject to the regulations of a number of regulatory agencies including the regulations of the Office of the Comptroller of the Currency (the “OCC”), the FRB and the West Virginia Division of Financial Institutions. Representatives of the OCC regulate and conduct examinations of the subsidiary bank. The subsidiary bank is required to furnish regular reports to the OCC and the Federal Deposit Insurance Corporation. The Comptroller of the Currency has the authority to prevent national banks from engaging in an unsafe or unsound bank practice and may remove officers or directors. The subsidiary bank of a bank holding company is also subject to certain restrictions imposed by the banking laws on extensions of credit to the Company or its subsidiary.

Capital Requirements

The FRB and the OCC require banks and holding companies to maintain minimum capital ratios. The FRB has promulgated “risk-adjusted” capital guidelines for bank holding companies. These guidelines are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision. The OCC and FDIC have adopted substantially similar risk-based capital guidelines with respect to the Bank. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company’s capital base. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

The Company and its subsidiary Bank are currently required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 4.0% for the Company and its subsidiary Bank. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. The Company and its subsidiary Bank were not required to comply with the advanced approaches of Basel II.

In July 2013, the federal bank regulatory agencies issued a joint final rule that implements the risk-based and leverage capital requirements in accordance with the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and certain provisions of the Dodd-Frank Act. The rule is effective January 1, 2015 for community banking organizations subject to a transition period with full implementation on January 1, 2019.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and its subsidiary Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Company and its subsidiary bank, may make a one-time permanent election to continue to exclude these items. The Company and its subsidiary Bank expect to make this election in order to minimize variations in the level of capital. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. However, for holding companies of depository institutions with less than $15 billion in consolidated assets as of December 31, 2009, the rules do not require a phase out of trust preferred securities issued prior to May 19, 2010. This means that, for these insitutions, including the Company, trust preferred securities issued prior to May 19, 2010 are permanently grandfathered as Tier 1 or Tier 2 capital instruments.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% in on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the subsidiary Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Specific changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

As of December 31, 2013, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. Management believes that, as of December 31, 2013, the Company and its subsidiary Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Additional Regulation

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of its own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

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

The Financial Services Modernization Act defines “financial in nature” to include:

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

Privacy provisions of the Gramm-Leach-Bliley Act require financial institutions to ensure the security and confidentiality of customer information, protect against any anticipated threats to the security or integrity of such information, and protect against unauthorized access to or use of customer information. In addition, the law requires financial institutions to explain how nonpublic personal information is used and shared.

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2013, the Company’s subsidiary Bank was well capitalized pursuant to these prompt corrective action guidelines.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Deposit Insurance Assessments

The deposit accounts of the Company’s subsidiary Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are therefore subject to deposit insurance assessments. The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The Dodd-Frank Act then permanently raised the deposit insurance coverage to $250,000 per depositor.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against the Company’s banking subsidiary, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of the Company’s subsidiary Bank.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020 as required by the Dodd-Frank Act. In December 2010, the FDIC adopted a final rule which set the fund reserve ratio at 2%.

The assessment of deposit insurance premiums on depository institutions is calculated by multiplying an assessment base by the assessment rate. In February 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing (“Rule”). The Rule, mandated by the Dodd-Frank Act, changed the deposit insurance assessment system from one that was based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. The Rule was effective April 1, 2011.

The assessment rate for small institutions (generally those with less than $10 billion in assets) is based on the assignment of one of four risk categories depending on a combination of capitalization level and supervisory ratings. Capital groups include institutions that are “well capitalized”, “adequately capitalized”, and “under capitalized”. The assessment rate for small banks in Risk Category I is determined individually based on a combination of financial ratios and supervisory ratings. All small banks in any of the other risk categories are charged a single rate that depends on the risk category. The Bank is presently “well capitalized” and included in Risk Category I. Therefore, it pays the minimum deposit insurance premiums.

In addition to the deposit insurance premiums, FDIC-insured depository institutions also pay a quarterly assessment for the interest payments on bonds issued by the Financing Corporation. These FICO bonds were used to capitalize the former Federal Savings and Loan Insurance Corporation.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, have resulted in and will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, large and small. The Bureau adds another regulator to scrutinize and police financial activities. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. The Bureau of Consumer Financial Protection has issued new mortgage lending regulations relating to ability to repay, qualified mortgage, loan originator compensation, appraisal, and escrow standards. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

In addition to the Dodd-Frank Act, there is significant potential for new federal regulations relating to lending, funding practices, and liquidity and capital standards, and the bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. These increased governmental actions may increase our costs and limit our ability to pursue certain business opportunities.

The Dodd-Frank Act also amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012. On December 10, 2013, the Federal Reserve adopted final rules implementing the Volcker Rule. Compliance requirements with the final rule, which will become effective on April 1, 2014, are staged over time. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule. Although the Company continues to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that the Volcker Rule will have a material effect on the Company’s operations as it does not generally engage in the activities prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Monetary Policies

The earnings of the Company are dependent upon the earnings of its wholly-owned subsidiary bank. The earnings of the subsidiary bank are affected by the policies of regulatory authorities, including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The policies and regulations of the regulatory agencies have had and will continue to have a significant effect on deposits, loans and investment growth, as well as the rate of interest earned and paid, and therefore will affect the earnings of the subsidiary bank and the Company in the future, although the degree of such impact cannot accurately be predicted.

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, the subsidiary Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The subsidiary bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

The Community Reinvestment Act requires that each insured depository institution be evaluated periodically by the institution’s primary federal bank regulatory agency in regards to the institution’s record in helping meet the credit needs of its community, including low and moderate-income neighborhoods and persons. This evaluation is taken into account when an institution applies for deposit facilities, including mergers and acquisitions. In the most recent CRA evaluation by the bank regulatory authorities, the subsidiary bank was given a “Satisfactory” CRA rating.

USA PATRIOT Act

The purpose of the USA PATRIOT Act of 2001 is to deter and punish terrorist acts. The act required financial institutions to establish anti-money laundering programs and to verify the identity of customers among other provisions.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOA”) was enacted, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of SOA, our Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s Quarterly and Annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about internal controls; and they have included information in the Company’s Quarterly and Annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Dividends

The principal source of the Company’s liquidity is dividends from its subsidiary bank. The prior approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for the year, combined with its retained net profits for the preceding two years.

In addition, the Company and its subsidiary bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

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

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2013, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ equity;

	Interest Rates and Interest Differential

	a.	Average Balance Sheets	36

	b.	Analysis of Net Interest Earnings	37

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	38

2.	Investment Portfolio

	a.	Book Value of Investments
		Book values of investment securities at December 31, 2013 and 2012 are as follows (in thousands):
			December 31,
			2013	2012
		Securities available-for-sale:
		Obligations of U.S. Government corporations and agencies	$48,446	$47,295
		Obligations of states and political subdivisions	60,414	52,030
		Mortgage-backed securities	90,900	78,678
		Equity securities	195	205

		Total	$199,955	$178,208

Statistical Information—continued

			Page
b.	Maturity Schedule of Investments		13

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity		N/A

		The Corporation does not have any securities of Issuers, other than U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans	13

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates	41

	c.	Risk Elements	42

		Nonaccrual, Past Due and Restructured Loans	14-18 and 41-42

		Potential problem loans	14-18 and 41-42

		Foreign outstandings	N/A

		Loan concentrations	22

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		18-19, 43-44

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid	36

	b.	Other Deposit categories	N/A

	c.	Foreign depositors with deposits in domestic offices	N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	20

	e.	Maturity Schedule of Foreign Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		34

7.	Short-Term Borrowings		21, 44

Item 1A    Risk Factors

Not Applicable

Item 1B    Unresolved Staff Comments

Not Applicable

Item 2    Properties

The Company and its subsidiary bank, Progressive Bank, N. A. owned and/or leased property as of December 31, 2013 as described below.

Progressive Bank, N.A. presently owns the land at 1701 Warwood Avenue, Wheeling, West Virginia and a lot on North Seventeenth Street where the bank’s new Warwood offices are in the process of being constructed. A leased modular building has been installed at 1709 Warwood Avenue to serve as a temporary banking facility during the construction phase. The modular building has a one lane drive-in facility and one drive-in automatic teller machine. The lease for the modular building has an initial term of six months with an option to renew on a month-to-month basis.

Progressive Bank, N.A. also owns the building and approximately 50% of the land at 875 National Road, Wheeling, West Virginia at which the Woodsdale branch is located. The Woodsdale branch expanded its one-story building to a total of approximately 6,050 square feet in area in 1994. This expansion was accomplished by the purchase of approximately 6,600 square feet of land located immediately west of the existing bank office property in 1993. The office has a four lane drive-in facility at the rear of the building and one drive-in automatic teller machine in the front of the building. The remaining portion of the land is leased to the bank until 2023 with 1 five-year option to renew.

Progressive Bank, N.A. has a lease agreement to rent property for use as a banking premises known as the “Bethlehem branch office.” The Bethlehem branch office is located at 1090 East Bethlehem Boulevard, Wheeling, West Virginia. The office is a one story building with approximately 3,400 square feet of area and has four drive-in lanes. The lease is for a five year term commencing February 1, 2002, with eight successive five year options to renew.

Progressive Bank, N.A. also owns the Wellsburg branch office located at 744 Charles Street, Wellsburg, West Virginia. This office is a three-story building with over 8,400 square feet of total area. This office includes an on-premises drive-in facility.

Progressive Bank, N.A. owns the building and land located at 809 Lafayette Avenue, Moundsville, West Virginia. The office is a two-story building with approximately 7,430 square feet of total area. This office also has a three lane drive in facility.

Progressive Bank, N.A. owns the New Martinsville branch office located at 425 Third Street, New Martinsville, West Virginia. The office is a single story brick branch bank facility with approximately 3,642 square feet of area. This office also has a two lane drive-in at the rear of the facility.

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

Item 4    Mine Safety Disclosures

None

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 13, 1995, the Company’s common stock was filed and became effective under section 12(g) of the Securities Exchange Act of 1934. On February 21, 1995, the Company was approved for listing its securities on the American Stock Exchange’s Emerging Company Marketplace and began trading under the symbol FWV.EC on March 8, 1995. The Company subsequently filed Form 8A to register its common stock under Section 12(b) of the Securities Exchange Act of 1934 which became effective on March 1, 1995. On June 16, 1995, the Company was approved for listing its securities on the American Stock Exchange primary list and began trading on June 20, 1995. First West Virginia Bancorp, Inc.’s common stock is traded on the New York Stock Exchange MKT list under the symbol of FWV.

The following table sets forth the high and low sales prices of the common stock of the Company for each quarter in 2013 and 2012.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	High	$17.40	$17.40	$18.20	$16.95
	Low	$15.10	$16.20	$15.82	$15.06

2012	High	$17.29	$16.60	$16.54	$16.35
	Low	$14.37	$14.42	$14.44	$13.76

As of December 31, 2013, the Company had 244 registered shareholders of record who collectively held 1,718,730 of the 2,000,000 authorized shares of the Company, par value $5.00 per share. The Company held 10,000 treasury shares.

Dividends

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. See Note 16 of the Notes to Consolidated Financial Statements appearing at Page 23 of the Annual Report to Shareholders for the year ended December 31, 2013, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Company in 2013 and 2012 were $.76 and $.73, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Company for 2013 and 2012.

	DIVIDEND HISTORY OF COMPANY
	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income
2013	$.76	$1.30	58.5%
2012	$.73	$1.48	49.3%

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to the Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2008 through December 31, 2013. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6    Selected Financial Data

Selected Financial Data on page 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2013, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 35 through 47 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2013, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk on pages 45 through 46 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2013, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 33 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2013, included in this report as Exhibit 13.1, are incorporated herein by reference.

Summarized Quarterly Financial Information

A summary of selected quarterly financial information follows:

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,302,771	$2,357,775	$2,350,742	$2,402,761
Total interest expense	387,202	376,418	378,401	382,417
Net interest income	1,915,569	1,981,357	1,972,341	2,020,344
Provision for loan losses	—	—	—	(400,000)
Investment securities gain	14	2,236	674	377,073
Total other income	272,251	251,921	268,995	266,717
Total other expenses	1,890,613	1,890,553	1,947,613	1,942,927
Income before income taxes	297,221	344,961	294,397	1,121,207
Net income	381,337	414,415	390,971	1,054,325
Net income per share	0.22	0.24	0.23	0.61
2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total interest income	$2,531,454	$2,488,731	$2,455,071	$2,363,310
Total interest expense	488,630	457,777	430,492	412,397
Net interest income	2,042,824	2,030,954	2,024,579	1,950,913
Provision for loan losses	—	—	—	(248,000)
Investment securities gain	—	342,279	1,671	746,753
Total other income	307,995	316,058	304,996	331,860
Total other expenses	1,903,102	1,929,691	1,869,462	1,901,904
Income before income taxes	447,717	759,600	461,784	1,375,621
Net income	470,000	670,034	482,826	914,900
Net income per share (1)	0.28	0.39	0.28	0.53
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total interest income	$2,861,756	$2,882,684	$2,806,855	$2,655,920
Total interest expense	602,421	561,942	545,953	518,991
Net interest income	2,359,335	2,320,742	2,260,902	2,136,929
Provision for loan losses	30,000	570,000	—	—
Investment securities gain	172	267,704	375,121	87,900
Total other income	286,336	278,170	346,891	391,637
Total other expenses	1,903,540	1,907,522	1,893,837	1,921,179
Income before income taxes	612,303	389,094	1,089,077	695,287
Net income	549,907	409,135	858,932	636,171
Net income per share (1)	0.32	0.24	0.50	0.37

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

Item 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has performed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management is required to evaluate, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and did so most recently for its financial reporting as of December 31, 2013. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 1992. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

March 28, 2014	/s/ William G. Petroplus
William G. Petroplus, Interim President and Chief Executive Officer

March 28, 2014	/s/ Francie P. Reppy
Francie P. Reppy, Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Item 9B    Other Information

Not Applicable

PART III

Item 10    Directors, Executive Officers and Corporate Governance

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears under the captions “Item 1—Election of Directors”, “Director Qualifications and Review of Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the First West Virginia Bancorp, Inc.’s 2014 Proxy Statement dated April 15, 2014 for Annual Meeting of Stockholders to be held May 13, 2014, incorporated herein by reference.

The Company adopted a Code of Ethics for its Directors, Executive Officers and Employees. A copy of the Code of Ethics is included in this report as Exhibit 14.1 and is incorporated herein by reference.

There have been no changes to the procedures by which shareholders recommend nominees to the company’s Board of Directors that were disclosed in the Company’s Proxy Statement dated April 15, 2013 for the Annual Meeting of Stockholders held on May 14, 2013, included in the Company’s Form 10-K for the year ended December 31, 2012.

The following table sets forth selected information about the principal officers of the Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1)

William G. Petroplus	66

Interim President & CEO of the Company since December 2013; Interim President and Chief Executive Officer of Progressive Bank, N.A. since January 2014; Director of Holding Company since 1998 and Director of Progressive Bank N.A. since 1986.

Francie P. Reppy	53

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

Brad D. Winwood	57

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

Item 11    Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears under the captions “Executive Officer Compensation” and “Director Compensation” in the First West Virginia Bancorp, Inc.’s 2014 Proxy Statement dated April 15, 2014 for Annual Meeting of Stockholders to be held May 13, 2014, incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “Security Ownership of Management” and “Principal Shareholders” in the First West Virginia Bancorp, Inc.’s 2014 Proxy Statement dated April 15, 2014 for Annual Meeting of Stockholders to be held May 13, 2014, incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions “Transactions with Management and Others” and “Independence of Directors and Nominees” in the First West Virginia Bancorp, Inc.’s 2014 Proxy Statement dated April 15, 2014 for Annual Meeting of Stockholders to be held May 13, 2014, incorporated herein by reference and in Note 12 of the Notes to Consolidated Financial Statements appearing at Page 23 of the Annual Report to Shareholders for the year ended December 31, 2013, included in this report as Exhibit 13.1, and incorporated herein by reference.

The Company follows a written policy for the granting of loans to directors and executive officers. This policy is as follows: With the exception of the items specifically identified below, all loans to Board of Directors and Executive Officers will be reported to the subsidiary bank board in a timely manner. Credit extensions and terms for any of the above will be: (1) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank for those who are not recognized as any of the above mentioned individuals and (2) does not involve more than the normal risk of repayment of present other unfavorable features:

1.	Any executive officer, director, or principal shareholder requesting a loan is to submit a written application containing the purpose of the credit, and/or a financial statement depending upon the nature of the credit to the bank.
2.	Loans to an Executive Officer are permitted in an aggregate amount that equals the higher of $25,000 or 2.5% of the bank’s capital. However, in no event shall the aggregate outstanding amount of these loans exceed $100,000.00. Executive Officers have been defined by the Board of Directors to include Interim President & CEO, Executive Vice President, CAO and CFO, Senior Vice President and COO.
3.	Extensions of credit shall not be made to any of the bank’s Directors, or principal shareholders or to any related interest of that person in an amount that when aggregated with the amount of all other extensions of credit to that person and all related interests of that person exceeds the higher of $25,000 or 5% of the bank’s capital, and unimpaired surplus unless:

(1)	The extension of credit or line of credit has been approved in advance by a majority of the entire Board of Directors, and
(2)	The interested party has abstained from participating directly or indirectly in the vote.

(3)	All loans exceeding the aggregate of $500,000 must be approved according to steps 1 and 2. Payment of an overdraft of an executive officer or director is not permitted unless the funds are made in accordance with 1) a written, preauthorized, interest bearing extension of credit plan that specifies a method of repayment or, 2) a written preauthorized transfer of funds from another account of the account holder at the bank. This prohibition does not apply to payment of inadvertent overdrafts on an account in an aggregate amount of $1,000 or less provided 1) the account is not overdrawn for more than 5 business days, and 2) the bank assesses the usual fee charged any other customer of the bank in similar circumstances.
4.	There are no limits on loans to Executive Officers of the Bank when the loan is for the purpose of educating dependent children or to purchase, refinance (or improve) that Officer’s principal residence. These loans, of course, must comply with all other bank policy, may not be at preferential rates and must be approved by the Board of Directors if they exceed the limits outlined in item (3) above. Loans to executive officers will be made subject to the condition that the loan will, at the option of the bank, become due and payable at any time that the officer is indebted to this and other financial institutions in an aggregate amount greater than the amount specified in the preceding paragraph.
5.	Any borrowing from a financial institution (this bank, other banks, savings and loans, etc.) by an executive officer of this bank, that is in excess of the established limits, shall be immediately reported to the President, who will then report these loans to the Board of Directors. This report to the President will be in writing and will include the lender’s name, the date and amount of each loan, the security (if any), and the purpose for which the proceeds have been or will be used.
6.	In compliance with Regulation O, the total of all loans to Executive Officers, Directors, Principal Shareholders and their related interest of the bank, holding companies and subsidiaries of the holding company, cannot exceed the amount of the bank’s unimpaired capital and unimpaired surplus. This limit will be established by adding the total equity capital shown on the bank’s most recently filed consolidated report of condition and authorized subordinated notes and debentures, and the valuation reserve.

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

Item 14    Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “Item 3—Ratification of Independent Registered Public Accounting Firm” in the First West Virginia Bancorp, Inc.’s 2014 Proxy Statement dated April 15, 2014 for Annual Meeting of Stockholders to be held May 13, 2014, incorporated herein by reference.

Item 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2013, are incorporated by reference in Item 8:

(2)	Consolidated Financial Statement Schedules

First West Virginia Bancorp, Inc. is not filing separate financial statement schedules because of the absence of conditions under which they are required or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index on page 25 of this FORM 10-K are filed herewith or incorporated by reference.

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

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ William G. Petroplus
William G. Petroplus
Interim President and Chief Executive Officer/Director

Date:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William G. Petroplus William G. Petroplus	Interim President and Chief Executive Officer, Director	March 28, 2014

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Treasurer	March 28, 2014

/s/ Nada E. Beneke Nada E. Beneke	Director	March 28, 2014

/s/ Rosalie Dlesk Rosalie Dlesk	Director	March 28, 2014

/s/ Joseph M. Menendez Joseph M. Menendez	Director	March 28, 2014

/s/ R. Clark Morton R. Clark Morton	Chairman of the Board, Director	March 28, 2014

/s/ Thomas L. Sable Thomas L. Sable	Director	March 28, 2014

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorprated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		8-K	001-13652	3.2	12/23/13

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O.V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.8	3/29/13

11.1	Statement regarding computation of per share earnings.	X

12.1	Statement regarding computation of ratios.	X

13.1	Annual Report to Shareholders, as listed in Part II, Item 8	X

14.1	Code of Ethics.	X

21.1	Subsidiaries of the Holding Company.	X

23	Consent of BKD, LLP	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Financial Officer	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer	X

101	Interactive Data File	X