Form 10-Q
period 2014-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2014-05-13
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of March 31, 2014: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$7,021,390	$6,530,981
Due from banks - interest bearing	16,830,475	25,343,994

Total cash and cash equivalents	23,851,865	31,874,975
Investment securities:
Available-for-sale (at fair value)	205,678,778	199,955,367
Loans	90,969,968	93,401,845
Less allowance for loan losses	(1,865,783)	(1,864,788)

Net loans	89,104,185	91,537,057
Premises and equipment, net	7,321,238	7,000,590
Accrued income receivable	1,297,600	1,168,483
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,758,700	3,732,439
Other assets	4,571,760	5,232,197

Total assets	$337,228,245	$342,145,227

LIABILITIES
Noninterest bearing deposits:
Demand	$49,432,708	$55,906,673
Interest bearing deposits:
Demand	53,614,459	54,812,380
Savings	111,179,716	108,070,929
Time	65,326,829	67,086,776

Total deposits	279,553,712	285,876,758
Federal funds purchased and securities sold under agreements to repurchase	20,738,940	20,215,183
Federal Home Loan Bank borrowings	3,492,187	3,515,580
Accrued interest payable	124,119	134,389
Other liabilities	816,412	1,613,281

Total liabilities	304,725,370	311,355,191

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at March 31, 2014 and December 31, 2013	8,643,650	8,643,650
Treasury stock - 10,000 shares at cost:	(228,100)	(228,100)
Surplus	6,966,020	6,966,020
Retained earnings	18,229,064	18,126,554
Accumulated other comprehensive income (loss)	(1,107,759)	(2,718,088)

Total stockholders’ equity	32,502,875	30,790,036

Total liabilities and stockholders’ equity	$337,228,245	$342,145,227

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,044,737	$1,185,219
Tax-exempt	124,863	102,562
Debt securities:
Taxable	673,590	548,636
Tax-exempt	542,445	455,143
Other interest and dividend income	23,689	11,211

Total interest and dividend income	2,409,324	2,302,771

INTEREST EXPENSE
Deposits	284,676	313,419
Federal funds purchased and repurchase agreements	38,285	30,801
Federal Home Loan Bank borrowings	42,161	42,982

Total interest expense	365,122	387,202

Net interest income	2,044,202	1,915,569
PROVISION (CREDIT) FOR LOAN LOSSES	—	—

Net interest income after provision (credit) for loan losses	2,044,202	1,915,569

NONINTEREST INCOME
Service charges and other fees	86,337	98,404
Net gains on available for sale securities	92	14
Other-than-temporary losses on securities
Total other-than-temporary losses	(49,318)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	(49,318)	—

Other operating income	169,414	173,847

Total noninterest income	206,525	272,265

NONINTEREST EXPENSE
Salary and employee benefits	910,327	915,541
Net occupancy expense of premises	429,581	408,077
Other operating expenses	570,511	566,995

Total noninterest expense	1,910,419	1,890,613

Income before income taxes	340,308	297,221
INCOME TAX EXPENSE (BENEFIT)	(105,948)	(84,116)

Net income	$446,256	$381,337

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.26	$0.22

DIVIDENDS PER COMMON SHARE	$0.20	$0.19

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, March 31,
	2014	2013
	(Unaudited)
Net Income	$446,256	$381,337

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	2,532,670	(1,123,215)
Income tax effect	(953,044)	422,666
Reclassification of (gains) losses recognized in earnings	49,226	(14)
Income tax effect	(18,523)	5

Total other comprehensive income (loss)	$1,610,329	$(700,558)

Comprehensive income (loss)	$2,056,585	$(319,221)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,643,650	$6,966,020	$18,126,554	$(228,100)	$(2,718,088)	$30,790,036
Net Income	—	—	—	446,256	—	—	446,256
Other comprehensive income	—	—	—	—	—	1,610,329	1,610,329
Cash dividend ($.20 per share)	—	—	—	(343,746)	—	—	(343,746)

BALANCE, March 31, 2014	1,728,730	$8,643,650	$6,966,020	$18,229,064	$(228,100)	$(1,107,759)	$32,502,875

						Accumulated
						Other
	Common Stock			Retained	Treasury	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Income (Loss)	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$6,966,020	$17,191,740	$(228,100)	$3,129,463	$35,702,773
Net Income	—	—	—	381,337	—	—	381,337
Other comprehensive loss	—	—	—	—	—	(700,558)	(700,558)
Cash dividend ($.19 per share)	—	—	—	(326,558)	—	—	(326,558)

BALANCE, March 31, 2013	1,728,730	$8,643,650	$6,966,020	$17,246,519	$(228,100)	$2,428,905	$35,056,994

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$446,256	$381,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	151,872	141,164
Amortization of investment securities, net	102,751	117,197
Investment security losses (gains)	49,226	(14)
Net gains on sales of mortgage loans	(1,893)	(5,976)
Increase in cash surrender value of bank-owned life insurance	(26,261)	(26,031)
Originations of mortgage loans held for sale	(85,168)	(134,000)
Proceeds from sales of mortgage loans	87,061	249,776
Increase in interest receivable	(129,117)	(40,796)
Decrease in interest payable	(10,270)	(18,825)
Increase in deferred taxes	(6,620)	(11,540)
Other, net	(1,422,641)	(1,154,282)

Net cash used in operating activities	(844,804)	(501,990)

INVESTING ACTIVITIES
Net decrease (increase) in loans, net of charge-offs	2,431,877	(1,424,433)
Recoveries on loans previously charged-off	995	2,010
Proceeds from sales of securities available-for-sale	649	200
Proceeds from maturities of securities available-for-sale	2,389,264	10,007,816
Principal collected on mortgage-backed securities	2,378,819	3,274,033
Purchases of securities available-for-sale	(7,740,962)	(6,679,729)
Purchases of premises and equipment	(472,520)	(93,296)

Net cash provided by (used in) investing activities	(1,011,878)	5,086,601

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,323,046)	4,439,855
Dividends paid	(343,746)	(326,558)
Increase (decrease) in short-term borrowings	523,757	(611,462)
Repayment of Federal Home Loan Bank borrowings	(23,393)	(22,303)

Net cash provided by (used in) financing activities	(6,166,428)	3,479,532

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,023,110)	8,064,143
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,874,975	15,876,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,851,865	$23,940,654

Supplemental Disclosures:
Cash Paid for Interest	$375,392	$406,027
Cash Paid for Income Taxes	—	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principles of Consolidation: The consolidated financial statements of the Company include the financial statements of the parent and its wholly-owned subsidiary, Progressive Bank, N.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other-than-temporary impairments (OTTI), and fair values of financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At March 31, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $138,000. Additionally, the Company had approximately $24,497,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of March 31, 2014, which is not federally insured.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other than temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At March 31, 2014 there were four investment securities identified by management to be other-than-temporarily impaired. There were no investment securities identified by management to be other-than-temporarily impaired at December 31, 2013. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2014 and December 31, 2013.

Consumer loans are fully charged off or charged down to net realizable value when deemed uncollectible due to bankruptcy or other factors or no later than a defined number of days past due. Consumer loans not secured by real estate are charged off or charged down to net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end loans. Residential real estate loans are charged down to net realizable value at 120 days past due for closed-end loans and 180 days past due for open-end loans. Commercial loans are fully charged off or charged down to net realizable value when management judges the loan to be uncollectible.

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2014. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $9,425,319 and $9,489,935 as of March 31, 2014 and December 31, 2013, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $343,331 and $342,602 at March 31, 2014 and December 31, 2013, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as of a result of this agreement was $7,830 and $10,761 for the three months ended March 31, 2014 and 2013, respectively.

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

March 31, 2014 AND 2013

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

The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Payments received on nonaccrual loans are applied as a reduction of the loan principal balance. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated liquidation expenses.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,865,783 at March 31, 2014, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of March 31, 2014 and 2013. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

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

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,758,700 and $3,732,439 at March 31, 2014 and December 31, 2013, respectively. The death benefit value of the bank-owned life insurance at March 31, 2014 and December 31, 2013 was $8.8 million. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $39,346 and $38,677 for the three months ended March 31, 2014 and 2013, respectively.

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

March 31, 2014 AND 2013

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

Recent Accounting Pronouncements: In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects – This update was issued to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – This update was issued to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at March 31, 2014 and December 31, 2013:

	(Expressed in thousands)
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$50,595	$20	$(1,480)	$49,135
Obligations of states and political subdivisions	62,129	2,085	(513)	63,701
Mortgage-backed securities	94,567	151	(2,071)	92,647
Equity securities	164	33	(1)	196

Total available-for-sale	$207,455	$2,289	$(4,065)	$205,679

	(Expressed in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$50,598	$18	$(2,170)	$48,446
Obligations of states and political subdivisions	60,049	1,421	(1,056)	60,414
Mortgage-backed securities	93,501	72	(2,673)	90,900
Equity securities	165	32	(2)	195

Total available-for-sale	$204,313	$1,543	$(5,901)	$199,955

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013, was approximately $126,059,000 and $145,017,000, which is approximately 61.3% and 72.5%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Except for the four securities in an unrealized loss position that the Company intends to sell, the Company does not consider investments in states and political subdivisions to be other-than-temporarily impaired at March 31, 2014.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. Except for four securities in an unrealized loss position that the Company intends to sell, the Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 87 positions that are temporarily impaired at March 31, 2014.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	(Expressed in thousands) March 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$44,110	$(1,480)	$—	$—	$44,110	$(1,480)
Obligations of states and political subdivisions	9,986	(370)	2,013	(143)	11,999	(513)
Mortgage-backed securities	58,262	(1,558)	11,618	(513)	69,880	(2,071)

Total debt securities	112,358	(3,408)	13,631	(656)	125,989	(4,064)
Equity securities	70	(1)	—	—	70	(1)

Total	$112,428	$(3,409)	$13,631	$(656)	$126,059	$(4,065)

	(Expressed in thousands) December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$46,416	$(2,170)	$—	$—	$46,416	$(2,170)
Obligations of states and political subdivisions	19,009	(867)	1,794	(189)	20,803	(1,056)
Mortgage-backed securities	65,915	(2,036)	11,805	(637)	77,720	(2,673)

Total debt securities	131,340	(5,073)	13,599	(826)	144,939	(5,899)
Equity securities	70	(1)	8	(1)	78	(2)

Total	$131,410	$(5,074)	$13,607	$(827)	$145,017	$(5,901)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	March 31, 2014	March 31, 2013
Balance at beginning of period	$—	$—
Additions for credit-related OTTI not previously recognized	49	—
Reductions for securities sold during the period (realized)	—	—

Balance at end of period	$49	$—

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of March 31, 2014 and 2013.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$1,291	$1,312
Due after one year through five years	7,103	7,133
Due after five years through ten years	72,224	71,428
Due after ten years	32,106	32,963

	112,724	112,836
Mortgage-backed securities	94,567	92,647
Equity securities	164	196

Total	$207,455	$205,679

Proceeds from sales of securities available-for-sale during the three month periods ended March 31, 2014 and 2013, were $649 and $200, respectively. Gross gains of $95 and gross losses of $3 were realized during the three months ended March 31, 2014 and gross gains of $14 and gross losses of $0 were realized during the three months ended March 31, 2013. Assets carried at $65,030,000 and $65,339,000 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2014 and December 31, 2013 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	March 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$9	$9	0.01%
After One But Within Five Years	5,494	5,468	1.73	7,490	7,416	1.81
After Five But Within Ten Years	45,099	43,665	1.82	43,099	41,021	1.81
After Ten Years	—	—	—	—	—	—

	50,595	49,135	1.81	50,598	48,446	1.81
States & Political Subdivisions
Within One Year	1,288	1,310	6.59	1,288	1,321	6.59
After One But Within Five Years	1,610	1,665	5.99	1,246	1,305	5.95
After Five But Within Ten Years	27,125	27,763	5.10	25,960	26,125	5.11
After Ten Years	32,106	32,963	5.64	31,555	31,663	5.65

	62,129	63,701	5.43	60,049	60,414	5.44
Mortgage-Backed Securities	94,567	92,647	2.09	93,501	90,900	2.06
Equity Securities	164	196	3.64	165	195	4.02

Total	$207,455	$205,679	3.06%	$204,313	$199,955	3.02%

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at March 31, 2014 and December 31, 2013, are as follows:

	(Expressed in Thousands)
	March 31, 2014	December 31, 2013
Consumer Real Estate:
Construction	$617	$487
Farmland	129	136
Residential 1-4 Family	23,389	23,275
Home Equity Loans	1,536	1,665
Home Equity Lines of Credit	3,454	3,684

Total Consumer Real Estate	29,125	29,247
Commercial Real Estate:
Non-farm, non-residential	34,256	35,345
Multifamily (5 or more) residential properties	7,239	8,762

Total Commercial Real Estate	41,495	44,107
Commercial and Other Loans:
Commercial	5,389	5,489
Non-rated industrial development obligations	11,838	11,200
Other loans	24	36

Total Commercial and Other Loans	17,251	16,725
Consumer Loans:
Installment and other loans to individuals	2,718	2,921
Credit Cards	518	535

Total Consumer Loans	3,236	3,456

Total loans	$91,107	93,535
Less unearned interest and deferred fees	137	133

Gross loans	$90,970	93,402

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

March 31, 2014 AND 2013

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

Non-accrual loans amounted to $1,214,965 and $1,270,447 at March 31, 2014 and December 31, 2013, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $18,799, $42,301 and $84,793 for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$17,215	$4	$—	$32	$36	$17,251	$—
Commercial real estate	40,611	20	36	828	884	41,495	—
Consumer real estate	28,958	85	8	74	167	29,125	—
Consumer	3,228	5	3	—	8	3,236	—
Unearned interest and deferred fees	(137)	—	—	—	—	(137)	—

Total loans	$89,875	$114	$47	$934	$1,095	$90,970	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$2	$—	$—	$23	$23	$25	$—
Commercial real estate	—	20	—	828	848	848	—
Consumer real estate	172	85	8	74	167	339	—
Consumer	—	—	3	—	3	3	—

Total non-accrual loans	$174	$105	$11	$925	$1,041	$1,215	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$16,693	$10	$—	$22	$32	$16,725	$—
Commercial real estate	43,244	159	—	704	863	44,107	—
Consumer real estate	28,994	168	9	76	253	29,247	—
Consumer	3,451	4	—	1	5	3,456	—
Unearned interest and deferred fees	(133)	—	—	—	—	(133)	—

Total loans	$92,249	$341	$9	$803	$1,153	$93,402	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$4	$—	$—	$22	$22	$26	$—
Commercial real estate	22	159	—	704	863	885	—
Consumer real estate	146	124	9	76	209	355	—
Consumer	—	3	—	1	4	4	—

Total non-accrual loans	$172	$286	$9	$803	$1,098	$1,270	$—

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$17,216	$—	$35	$—	$17,251
Commercial Real Estate	33,461	3,273	4,761	—	41,495
Construction and Land Development	395	—	351	—	746

Total	$51,072	$3,273	$5,147	$—	$59,492

Current	$51,032	$3,273	$4,265	$—	$58,570
Past Due 30-59 days	4	—	—	—	4
Past Due 60-89 days	36	—	—	—	36
Past Due 90 days or more	—	—	9	—	9
Non- accrual	—	—	873	—	873

Total	$51,072	$3,273	$5,147	$—	$59,492

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$16,675	$—	$50	$—	$16,725
Commercial Real Estate	35,302	3,936	4,869	—	44,107
Construction and Land Development	272	—	351	—	623

Total	$52,249	$3,936	$5,270	$—	$61,455

Current	$52,249	$3,936	$4,349	$—	$60,534
Past Due 30-59 days	—	—	10	—	10
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	911	—	911

Total	$52,249	$3,936	$5,270	$—	$61,455

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Performing	Non-performing	Total
Consumer	$3,233	$3	$3,236
Consumer Real Estate	28,040	339	28,379

Total	$31,273	$342	$31,615

December 31, 2013	Performing	Non-performing	Total
Consumer	$3,452	$4	$3,456
Consumer Real Estate	28,269	355	28,624

Total	$31,721	$359	$32,080

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

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

Impaired loans at March 31, 2014 and December 31, 2013 are set forth in the following tables (in thousands):

	March 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$25	$2	$23	$25	$23
Commercial real estate	892	348	544	892	174
Consumer real estate	219	219	—	219	—

Total	$1,136	$569	$567	$1,136	$197

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$36	$4	$32	$36	$32
Commercial real estate	930	378	552	930	136
Consumer real estate	231	231	—	231	—

Total	$1,197	$613	$584	$1,197	$168

Interest income of $592 was recognized on impaired commercial real estate loans subsequent to their classification as impaired for the three months ended March 31, 2014. No interest income was recognized on impaired loans subsequent to their classification as impaired for the three months ended March 31, 2013.

The average recorded investment in impaired loans at March 31, 2014 and March 31, 2013 are set forth below in the following table (in thousands):

	Average Recorded Investment
	March 31, 2014	March 31, 2013
Commercial and Other Loans	$25	$30
Commercial real estate	911	3,081
Consumer real estate	224	223

Total	$1,160	$3,334

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDR’s on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at March 31, 2014 and December 31, 2013.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

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

The following tables include the recorded investment and number of modifications for newly modified loans, as of the respective dates. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	March 31, 2014			December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	46	46
Consumer real estate	—	—	—	—	—	—

Total	—	$—	$—	1	$46	$46

Troubled Debt Restructurings That subsequently defaulted
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

The concession granted on the TDR that originated in 2013 was an extension of the maturity date. At March 31, 2014 and December 31, 2013, there were funds of $6,566 and $5,711 committed to be advanced to customers whose loans were classified as TDR’s. No troubled debt restructurings modified in the past 12 months subsequently defaulted.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of March 31, 2014 and March 31, 2013 (in thousands):

March 31, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	1	1
Provision	(5)	—	6	(1)	—

Ending Balance, March 31, 2014	$255	$1,315	$269	$27	$1,866

Loans individually evaluated for impairment	$23	$174	$—	$—	$197
Loans collectively evaluated for impairment	232	1,141	269	27	1,669

Ending Balance	$255	$1,315	$269	$27	$1,866

March 31, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2013	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(5)	(5)
Recoveries	—	—	—	2	2
Provision	—	—	—	—	—

Ending Balance, March 31, 2013	$179	$1,762	$193	$44	$2,178

Loans individually evaluated for impairment	$22	$574	$—	$—	$596
Loans collectively evaluated for impairment	157	1,188	193	44	1,582

Ending Balance	$179	$1,762	$193	$44	$2,178

The following table presents loans individually and collectively evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$25	$892	$219	$—	$—	$1,136
Loans collectively evaluated	17,226	40,603	28,906	3,236	(137)	89,834

Ending Balance	$17,251	$41,495	$29,125	$3,236	$(137)	$90,970

December 31, 2013
Loans individually evaluated	$36	$930	$231	$—	$—	$1,197
Loans collectively evaluated	16,689	43,177	29,016	3,456	(133)	92,205

Ending Balance	$16,725	$44,107	$29,247	$3,456	$(133)	$93,402

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	March 31, 2014	December 31, 2013	Estimated Useful Life Years
Land	$1,983,849	$1,983,849
Land improvements	403,846	403,846	15
Leasehold improvements	1,083,051	1,083,051	15
Buildings	5,633,463	5,364,095	39
Furniture, fixtures & equipment	4,958,971	4,755,820	3 - 7

Total	14,063,180	13,590,661
Less accumulated depreciation	6,741,942	6,590,071

Premises and equipment, net	$7,321,238	$7,000,590

Charges to operations for depreciation approximated $151,872 and $141,164 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at March 31, 2014 and December 31, 2013 follows (in thousands):

	March 31, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$48,769	$46,547	$107,097	$62,356
States and political subdivisions	520	7,067	4,052	2,490
Commercial banks and other depository institutions	144	—	31	481

Total	$49,433	$53,614	$111,180	$65,327

	December 31, 2013
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$55,234	$49,356	$104,077	$64,128
States and political subdivisions	601	5,456	3,963	2,478
Commercial banks and other depository institutions	72	—	31	481

Total	$55,907	$54,812	$108,071	$67,087

A maturity distribution of time certificates of deposit at March 31, 2014 and December 31, 2013, follows:

(dollars in thousands)	Maturities of Time Deposits
	March 31, 2014	December 31, 2013
Due in 2014	$25,775	$37,018
Due in 2015	19,308	12,928
Due in 2016	9,195	7,856
Due in 2017	5,797	5,590
Due in 2018	4,294	3,579
Due in 2019 and thereafter	958	116

Total	$65,327	$67,087

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,529,000 and $22,249,000 at March 31, 2014 and December 31, 2013, respectively. Interest expense on certificates of deposit of $100,000 or more was $71,241 and $88,723 for the three months ended March 31, 2014 and 2013, respectively.

The following table presents time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	March 31, 2014	December 31, 2013
Three Months or Less	$3,890	$5,700
Over Three and Less than Six Months	2,279	3,040
Over Six and Less than Twelve Months	6,368	4,011
Over Twelve Months	8,992	9,498

Total	$21,529	$22,249

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2014 was approximately $36.2 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,492,187 and $3,515,580 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 the subsidiary bank had three fixed rate amortizing advances which totaled $3,492,187 with interest rates ranging from 4.65% to 4.89% of which $1,968,962 will mature through 2018 and $1,523,225 will mature through 2023. The collateral securing these borrowings totaled $3,625,493 at March 31, 2014.

The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 1, 2014 (issued in April 2013). The maximum credit available is $19.4 million under the agreement. There were no borrowings outstanding under this agreement at March 31, 2014 and December 31, 2013, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2014 were as follows:

Due in 2014	$71,875
Due in 2015	99,919
Due in 2016	104,800
Due in 2017	109,918
Due in 2018	1,759,529
Due in 2019 and thereafter	1,346,146

Total	$3,492,187

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) at March 31 is as follows:

	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended March 31,
(dollars in thousands)	2014	2013
Beginning Balance	$(2,718)	$3,129

Other comprehensive income (loss) before reclassifications	1,579	(700)
Amounts reclassified from accumulated other comprehensive income	31	—

Period Change	1,610	(700)

Ending Balance	$(1,108)	$2,429

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31,		Affected Line Item in the Statement of Income
(dollars in thousands)	2014	2013
Securities available for sale (1):
Net securities gains (losses) reclassified into earnings	$—	$—	Net gains on available for sale securities
Other-than-temporary losses reclassified into earnings	49	—	Other-than-temporary losses on investments
Related income tax expense (benefit)	(18)	—	Provision for income taxes

Net effect on accumulated other comprehensive income (loss) for the period	$31	$—	Net of tax

Total reclassifications for the period	$31	$—	Net of tax

(1)	For additional detail related to unrealized gains (losses) on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 9 - REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk, weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined).

As of March 31, 2014, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of March 31, 2014
Total Capital (to Risk Weighted Assets)	$33,853	21.94%	$12,344	8.0%	$15,430	10.0%
Tier I Capital (to Risk Weighted Assets)	31,987	20.73%	6,172	4.0%	9,258	6.0%
Tier I Capital (to Adjusted Total Assets)	31,987	9.51%	13,454	4.0%	16,818	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,748	21.43%	$12,600	8.0%	$15,750	10.0%
Tier I Capital (to Risk Weighted Assets)	31,883	20.24%	6,300	4.0%	9,450	6.0%
Tier I Capital (to Adjusted Total Assets)	31,883	9.32%	13,686	4.0%	17,108	5.0%
Progressive Bank, N.A.
As of March 31, 2014
Total Capital (to Risk Weighted Assets)	$33,683	21.87%	$12,323	8.0%	$15,403	10.0%
Tier I Capital (to Risk Weighted Assets)	31,817	20.66%	6,161	4.0%	9,242	6.0%
Tier I Capital (to Adjusted Total Assets)	31,817	9.47%	13,440	4.0%	16,799	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,577	21.35%	$12,580	8.0%	$15,725	10.0%
Tier I Capital (to Risk Weighted Assets)	31,712	20.17%	6,290	4.0%	9,435	6.0%
Tier I Capital (to Adjusted Total Assets)	31,712	9.28%	13,676	4.0%	17,095	5.0%

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 10 - FAIR VALUE MEASUREMENTS - (CONTINUED)

Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loans include observable inputs employed by certified appraisers or an internal evaluator for similar assets classified as Level III inputs adjusted for qualitative factors and estimated liquidation expenses.

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	March 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$49,135	$—	$49,135
Obligations of states and political subdivisions	—	63,701	—	63,701
Mortgage-backed securities	—	92,647	—	92,647
Equity securities	196	—	—	196

Total securities available for sale:	$196	$205,483	$—	$205,679

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$326	$326
Mortgage servicing rights	$—	$—	$1	$1

(dollars in thousands)	December 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$48,446	$—	$48,446
Obligations of states and political subdivisions	—	60,414	—	60,414
Mortgage-backed securities	—	90,900	—	90,900
Equity securities	195	—	—	195

Total securities available for sale:	$195	$199,760	$—	$199,955

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$372	$372
Mortgage servicing rights	$—	$—	$1	$1

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Securities Available-for-sale

Where quoted market prices are available in an active market, securities are classified within Level I of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level II of the valuation hierarchy.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level 3 inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$326	Appraisal of collateral (1)	Appraisal adjustments (2)	-25.8% to 0% (-10.7%)
			Liquidation expenses (2)	13.9% to 28.5% (21.8%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Prepayment rate (3)	7.8% to 17.2% (10.5%)
			Discount rate	9.5%

(dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$372	Appraisal of collateral (1)	Appraisal adjustments (2)	0%
			Liquidation expenses (2)	15.8% to 23.1% (20.5%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Prepayment rate (3)	7.8% to 17.2% (10.5%)
			Discount rate	9.5%

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Conditional prepayment rates reflect future long-run prepayment estimates by bond dealers for the nation as a whole as well as the Company’s actual prepayment history. Prepayment rates are highly sensitive to market interest rates.

Collateral-dependent Impaired Loans

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level III of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate and prepayment speed. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level III of the hierarchy. Mortgage servicing rights are tested for impairment on an annual basis.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 AND 2013

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

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

The estimates of fair values of financial instruments are summarized as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$23,852	$23,852	$—	$—	$23,852
Investment securities	205,679	196	205,483	—	205,679
Loans	89,104	—	—	90,096	90,096
Accrued interest receivable	1,298	1,298	—	—	1,298
Financial liabilities:
Deposits	279,554	193,847	65,407	—	259,254
Federal funds purchased and repurchase agreements	20,739	20,739	—	—	20,739
Federal Home Loan Bank borrowings	3,492	—	3,885	—	3,885
Accrued interest payable	124	124	—	—	124

	December 31, 2013
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$31,875	$31,875	$—	$—	$31,875
Investment securities	199,955	195	199,760	—	199,955
Loans	91,537	—	—	91,413	91,413
Accrued interest receivable	1,168	1,168	—	—	1,168
Financial liabilities:
Deposits	285,877	195,135	67,308	—	262,443
Federal funds purchased and repurchase agreements	20,215	20,215	—	—	20,215
Federal Home Loan Bank borrowings	3,516	—	3,917	—	3,917
Accrued interest payable	134	134	—	—	134

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

First West Virginia Bancorp, Inc.

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,		Years ended December 31,
	2014	2013	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Total interest income	$2,409	$2,303	$9,414	$9,838	$11,207	$11,858
Total interest expense	365	387	1,524	1,789	2,229	3,056
Net interest income	2,044	1,916	7,890	8,049	8,978	8,802
Provision (credit) for loan losses	—	—	(400)	(248)	600	220
Total other income	206	272	1,440	2,352	2,034	1,977
Total other expenses	1,910	1,891	7,672	7,604	7,626	7,723
Income before income taxes	340	297	2,058	3,045	2,786	2,836
Net income	446	381	2,241	2,538	2,454	2,339
PER SHARE DATA (1)
Net income	$0.26	$0.22	$1.30	$1.48	$1.43	$1.36
Cash dividends declared	0.20	0.19	0.76	0.73	0.73	0.70
Book value per share	18.91	20.40	17.91	20.77	20.09	18.10
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$91,760	$98,281	97,374	104,566	$115,415	$124,074
Investment securities	203,183	171,013	177,809	154,755	136,409	116,990
Deposits - interest bearing	228,425	212,806	218,229	208,308	204,616	198,042
Stockholders’ equity	33,406	32,498	32,597	31,608	30,498	29,415
Total assets	337,888	300,074	316,172	293,601	283,734	273,778
BALANCE SHEET
Investments	$205,679	$175,853	199,955	178,208	$150,961	$133,169
Loans	90,970	100,806	93,402	99,387	109,428	121,367
Allowance for loan losses	(1,866)	(2,178)	(1,865)	(2,181)	(2,504)	(2,059)
Other assets	42,445	39,344	50,653	31,133	35,373	25,482

Total Assets	$337,228	$313,825	342,145	306,547	$293,258	$277,959

Deposits	$279,554	$250,902	285,877	246,462	$239,177	$228,475
Federal funds purchased and repurchase agreements	20,739	18,155	20,215	18,767	14,013	13,477
FHLB borrowings	3,492	3,584	3,516	3,606	3,693	3,776
Other liabilities	940	6,127	1,747	2,009	1,848	1,130
Stockholders’ equity	32,503	35,057	30,790	35,703	34,527	31,101

Total Liabilities and Stockholders’ equity	$337,228	$313,825	342,145	306,547	$293,258	$277,959

SELECTED RATIOS
Return on average assets	0.54%	0.51%	0.71%	0.86%	0.86%	0.85%
Return on average equity	5.41%	4.75%	6.87%	8.03%	8.05%	7.95%
Average equity to average assets	9.89%	10.83%	10.31%	10.77%	10.75%	10.74%
Dividend payout ratio (1)	76.92%	86.36%	58.46%	49.32%	51.05%	51.47%
Loan to Deposit ratio	32.54%	40.18%	32.67%	40.33%	45.75%	53.12%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012 and the 4 percent common stock dividend to stockholders of record as of December 20, 2010.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other-Than-Temporary Impairment of Investment Securities: Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

OVERVIEW

The Company reported net income of $446,256 or $.26 per share for the three months ended March 31, 2014 compared to $381,337 or $.22 per share for the same period during 2013. The increase in net income for the three months ended March 31, 2014 as compared to the same period in 2013 of $64,919 or 17.0% was primarily the result of the increase in net interest income and income tax benefit, offset in part by the decrease in noninterest income and the increase in noninterest expenses. Net interest income increased $128,633 or 6.7%, primarily due to the increase in the interest earned on investment securities combined with the reduction in the expense paid on interest bearing liabilities, offset in part by the decline in the interest and fees earned on loans. Noninterest income decreased $65,740 or 24.1% primarily due to the other-than-temporary impairment recognized on securities in an unrealized loss position that the Bank intends to sell combined with the decline in service charges and fees earned on deposit accounts and other operating income. Noninterest expenses increased $19,806 or 1.0% during the three month period ended March 31, 2014 as compared to the same period in 2013 primarily due to the increases in occupancy expenses and other operating expenses, offset in part by the decrease in salary and employee benefits expense. Income tax benefit increased during the first quarter of 2014 as compared to the same period in 2013 primarily due to the increase in tax exempt income. The ROA was .54% for the three months ended March 31, 2014 as compared to .51% for the same period of the prior year. For the three months ended March 31, 2014 compared to March 31, 2013, the ROE was 5.41% and 4.75%, respectively.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the three months ended March 31, 2014

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the volume and mix of interest earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Table One presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, net interest income increased $128,633 or 6.7%, from the same period in 2013. The increase in net interest income was primarily due to the increase in the interest earned on investment securities combined with the reduction in the expense paid on interest bearing liabilities, offset in part by the decline in the interest and fees earned on loans. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 3.18% for the three month period ended March 31, 2014 as compared to 3.30% for the same period in 2013. The average volume of earning assets increased $19.8 million or 6.6% from December 31, 2013 to March 31, 2014.

For the three months ended March 31, 2014, interest and fees on loans decreased $118,181 or 9.2%, from the same period in 2013 primarily due to the decline in the average loan volume combined with the decrease in the yield earned on loans. The taxable equivalent yield on loans fell 6 basis points, to 5.54% for the three month period ended March 31, 2014 as compared to 5.60% for the same period in 2013. The average balance on loans decreased $5.6 million or 5.8% since December 31, 2013 to March 31, 2014.

Interest income on investment securities increased $212,256 or 21.1% during the first quarter of 2014, as compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the increase in the average volume of investment securities combined with the increase in the yield earned. The taxable equivalent yield on investment securities increased 5 basis points, to 3.15% during the three month period ended March 31, 2014 as compared to 3.10% for the same period in 2013. The average volume of the investment portfolio increased approximately $25.4 million or 14.3% from December 31, 2013 to March 31, 2014.

Interest expense decreased $22,080 or 5.7% during the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities which were offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 8 basis points, from .67% during the period ended March 31, 2013 to .59% during the period ended March 31, 2014, while the average volume grew $17.3 million or 7.4% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on time deposits, offset in part by an increase in the average yield on FHLB and other long term borrowings and repurchase agreements.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Noninterest Income

Noninterest income decreased $65,740 or 24.1% for the three months ended March 31, 2014 as compared to the same period of the prior year. The decrease in noninterest income was primarily due to the other-than-temporary impairment recognized on securities in an unrealized loss position that the Bank intends to sell combined with the decline in service charges and fees earned on deposit accounts and other operating income.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $12,067 or 12.3%, during the first three months of 2014 as compared to the same period in 2013 primarily due to a decline in overdraft charges which fluctuate based on customer activity.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2014, other operating income decreased $4,433 or 2.5% compared to the same period in 2013. The decrease in other operating income during the three month period ended March 31, 2014 as compared to the same period in the prior year was primarily due to the decreases in fee income earned on loans sold to the FHLB, checkbook income, and credit card fees, offset in part by an increase in ATM fees.

Noninterest Expense

Noninterest expense increased $19,806 or 1.0% for the three months ended March 31, 2014 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to increases in occupancy expenses and other operating expenses, offset in part by the decrease in salary and employee benefits expense.

Salary and employee benefits represent the largest component of noninterest expense. Salary and employee benefits decreased $5,214 or .6% during the first quarter of 2014 as compared to the same period in 2013. The decrease was primarily attributable to reductions in salary and payroll tax expenses offset in part by the increase in employee benefit expenses. The Company had 94 full-time equivalent employees at March 31, 2014 versus 95 full-time equivalent employees at March 31, 2013.

Occupancy expenses increased $21,504 or 5.3% for the three month period ended March 31, 2014 as compared to the same period of the prior year primarily due to increases in building maintenance expenses, furniture and fixture expenses, depreciation expenses, and insurance expenses, offset in part by a decline in utilities expenses, real estate taxes, and land lease expenses.

Other operating expense increased $3,516 or .6%, compared to the same period of the prior year. The increase in other operating expenses was primarily due to increases in regulatory assessments, director fees, advertising, and service expenses, offset in part by the decreases in stationary and supplies expenses, postage and transportation expenses, and other taxes.

Other operating expenses for the three months ended March 31 included the following:

	2014	2013	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$27,875	$25,150	$2,725	10.8%
Stationery and supplies	29,048	35,070	(6,022)	(17.2)%
Regulatory assessment and deposit insurance	75,591	69,316	6,275	9.1%
Advertising	39,346	38,677	669	1.7%
Postage and transportation	41,100	45,113	(4,013)	(8.9)%
Other taxes	43,272	45,627	(2,355)	(5.2)%
Service expense	110,437	109,836	601	0.5%
Other	203,842	198,206	5,636	2.8%

Total	$570,511	$566,995	$3,516	0.6%

Income Taxes

Income tax benefit increased $21,832 during the three month period ended March 31, 2014 as compared to the same period in 2013 primarily due to the increase in tax-exempt income. Components of the income tax benefit for March 31, 2014 were an income tax benefit of $117,335 for federal taxes and an income tax expense of $11,387 for West Virginia corporate net income taxes. Federal income tax rates remain consistent at 34% for the three months ended March 31, 2014 and 2013 and for the year ended December 31, 2013. West Virginia corporate net income tax rates were 6.50% for the three months ended March 31, 2014 and 7.00% for the three months ended March 31, 2013 and for the year ended December 31, 2013.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Table One Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2014 and 2013. Average balance sheet information for the periods ended March 31, 2014 and 2013 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	(Unaudited)			(Unaudited)
	March 31, 2014			March 31, 2013
	Average		Average	Average		Average
	Volume	Interest	Rate	Volume	Interest	Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$50,064	$229	1.86%	$45,981	$202	1.78%
Mortgage backed securities	92,992	443	1.93%	76,356	345	1.83%
States and political subdivisions	59,960	542	3.67%	48,489	455	3.81%
Other securities	167	2	4.86%	187	2	4.34%

Total Investment securities:	203,183	1,216	2.43%	171,013	1,004	2.38%
Interest bearing deposits	20,965	13	0.25%	10,494	7	0.27%
Loans, net of unearned income	91,760	1,170	5.17%	98,281	1,288	5.31%
Other earning assets	1,303	10	3.11%	1,334	4	1.22%

Total earning assets	317,211	2,409	3.08%	281,122	2,303	3.32%
Other assets	22,542			21,134
Allowance for loan losses	(1,865)			(2,182)

Total Assets	$337,888			$300,074

LIABILITIES
Time deposits	$66,341	$180	1.10%	$70,564	$222	1.28%
Savings deposits	109,723	89	0.33%	94,063	77	0.33%
Interest bearing demand deposits	52,361	16	0.12%	48,179	14	0.12%
Federal funds purchased and repurchase agreements	19,706	38	0.78%	17,744	31	0.71%
FHLB and other long-term borrowings	3,503	42	4.86%	3,765	43	4.63%

Total interest bearing liabilities	251,634	365	0.59%	234,315	387	0.67%
Demand deposits	52,260			32,589
Other liabilities	588			672

Total Liabilities	304,482			267,576
STOCKHOLDERS’ EQUITY	33,406			32,498

Total Liabilities and Stockholders’ Equity	$337,888			$300,074

Net yield on earning assets		$2,044	2.61%		$1,916	2.76%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2014 and 2013. The effect of this adjustment is presented below.

Investment securities	$203,183	$1,578	3.15%	$171,013	$1,307	3.10%
Loans	91,760	1,253	5.54%	98,281	1,356	5.60%

Total earning assets	$317,211	$2,854	3.65%	$281,122	$2,674	3.86%

Taxable equivalent net yield on earning assets		$2,489	3.18%		$2,287	3.30%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

BALANCE SHEET ANALYSIS

Investments

Investment securities increased approximately $5.7 million or 2.9% from December 31, 2013 to March 31, 2014. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 69.1% of total securities at March 31, 2014, as compared to 69.8% at December 31, 2013. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, increased 2.9% from December 31, 2013 and represented 100% of the investment portfolio at March 31, 2014. The increase in the available for sale securities was primarily due to purchases of obligations of U.S. Government agencies and corporations, mortgage backed securities, and obligations of states and political subdivisions, offset in part by calls of obligations of U.S. Government agencies and corporations and obligations of states and political subdivisions. The Company did not have any investment securities classified as held to maturity securities at March 31, 2014 and December 31, 2013. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying value of securities available for sale was below book value by $1,776,108 and $4,358,005 at March 31, 2014 and December 31, 2013, respectively.

Loans

Total loans, net of unearned income, declined approximately $2.4 million or 2.6% from December 31, 2013 to March 31, 2014. The decrease in total loans in 2013 was primarily due to the decrease in commercial real estate, consumer, and consumer real estate loans which decreased $2,612,000, $220,000, and $122,000, respectively, offset in part by the increase in commercial and other loans which increased $526,000. The decline in commercial real estate loans was primarily due to a decline in non-farm, non-residential loans as well as a decline in multifamily residential loans. The decline in consumer loans was primarily due to the decrease in installment loans to individuals offset in part by a slight increase in credit cards. The decrease in consumer real estate loans was primarily in residential real estate, home equity, farmland, and construction loans offset in part by an increase in home equity lines of credit. Commercial and other loans increased due to an increase in non-rated industrial development obligations offset in part by a decrease in commercial loans.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-five percent (45%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty-two percent (32%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised nineteen percent (19%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised four percent (4%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2013 to March 31, 2014 were a 2% decrease in commercial real estate loans, a 1% increase in consumer real estate loans, and a 1% increase in commercial and other loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans - (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2014 and December 31, 2013:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2014			December 31, 2013
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$351	$11	$255	$351	$37	$99
Commercial real estate - nonfarm, nonresidential property	485	7,177	26,594	913	6,788	27,644
Commercial	499	2,094	2,796	594	2,684	2,211
Nonrated industrial development obligations	363	1,934	9,541	564	1,631	9,005

Total	$1,698	$11,216	$39,186	$2,422	$11,140	$38,959

The following table presents an analysis of fixed and variable rate loans as of March 31, 2014 and December 31, 2013 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2014			December 31, 2013
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,331	$8,840	$6,585	$1,526	$9,213	$6,815
Variable Rates	367	2,376	32,601	896	1,927	32,144

Total	$1,698	$11,216	$39,186	$2,422	$11,140	$38,959

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement is $9,425,319 and $9,489,935 as of March 31, 2014 and December 31, 2013, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $343,331 and $342,602 at March 31, 2014 and December 31, 2013, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $1,258,000 at March 31, 2014 as compared to $1,314,000 at December 31, 2013. Non-performing loans decreased $56,000 in 2014. The decrease in non-performing loans in 2014 was primarily due to the decrease in non-accrual loans.

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	March 31,	December 31,
	2014	2013	2012	2011	2010
Past Due 90 Days or More, still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	28
Consumer	—	—	—	—	—

	$—	$—	$—	$—	$28

Renegotiated:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	43	44	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	—	—	—	—

	$43	$44	$—	$—	$—

Non-accrual:
Commercial and Other Loans	$25	$26	$31	$39	$54
Commercial real estate	848	885	3,115	3,533	4,147
Consumer real estate	339	355	388	447	688
Consumer	3	4	17	27	14

	$1,215	$1,270	$3,551	$4,046	$4,903

Other Real Estate	$—	$—	$—	$138	$8

Total non-performing assets	$1,258	$1,314	$3,551	$4,184	$4,939

Total non-performing assets to total loans and other real estate
	1.38%	1.41%	3.57%	3.82%	4.07%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $1,215,000 or 1.3% of total loans outstanding as of March 31, 2014, as compared to $1,270,000 or 1.4% of total loans outstanding as of December 31, 2013. Non-accrual loans decreased in 2014 primarily due to the payments being applied to nonaccrual loans. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses increased $995 or .1%, since December 31, 2013. The allowance for loan losses represented 2.1% and 2.0% of outstanding loans as of March 31, 2014 and at December 31, 2013. Net loan recoveries amounted to $995 for the three month period ended March 31, 2014, compared to net loan charge-offs of $3,459 for the same period in 2013. There was no provision made to the allowance for loan losses during the three months ended March 31, 2014 and March 31, 2013. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The Company has allocated the allowance for possible loan losses to specific portfolio segments based upon historical net charge-off experience, changes in the level of nonperforming assets, local economic conditions and management’s experience.

The following table presents an allocation of the allowance for possible loan losses at each of the four year periods ended December 31, 2013, and the three month period ended March 31, 2014. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	March 31,	December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance at beginning of period:	$1,865	$2,181	$2,504	$2,059	$1,894
Loans charged off:
Commercial and other loans	—	—	—	8	14
Commercial real estate	—	—	87	156	—
Consumer real estate	—	—	—	28	—
Consumer	—	12	9	19	51

Total	—	12	96	211	65
Recoveries:
Commercial and other loans	—	—	—	2	1
Commercial real estate	—	84	15	45	—
Consumer real estate	—	—	—	—	—
Consumer	1	12	6	9	9

Total	1	96	21	56	10
Net charge-offs (recoveries)	(1)	(84)	75	155	55
Provision (credit) to operations	—	(400)	(248)	600	220

Balance at end of period:	$1,866	$1,865	$2,181	$2,504	$2,059

Average loans outstanding	$91,760	$97,374	$104,566	$115,415	$124,074

Ratio of net charge-offs to average loans outstanding for the period	0.00%	(0.09)%	0.07%	0.13%	0.04%
Ratio of the allowance for loan losses to loans outstanding for the period	2.05%	2.00%	2.19%	2.29%	1.70%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Loan Portfolio - Allocation of allowance for possible loan losses

The following table presents an allocation of the allowance for possible loan losses at March 31, 2014 and each of the four year periods ended December 31, 2013. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	March 31,		December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$255	18.9%	$260	17.9%	$179	15.7%	$179	14.6%	$212	16.9%
Commercial real estate	1,315	45.6%	1,315	47.1%	1,762	50.4%	2,082	51.5%	1,511	46.5%
Consumer real estate	269	32.0%	263	31.3%	193	28.6%	193	27.4%	272	28.1%
Consumer	27	3.5%	27	3.7%	47	5.3%	50	6.5%	64	8.5%

Total	$1,866	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $6.3 million or 2.2% during the first three months of 2014. Since year end the decrease in total deposits was primarily due to decreases in noninterest and interest bearing demand deposits and certificates of deposit which decreased approximately $6,500,000, $1,200,000 and $1,700,000, respectively, offset in part by an increase in savings deposits of $3,100,000. At March 31, 2014, noninterest bearing deposits comprised 18% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 82% of total deposits. The changes in the composition of the deposit mix from December 31, 2013 to March 31, 2014 were a 2% increase in interest bearing deposits and a 2% decrease in noninterest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2014 and December 31, 2013. Repurchase agreements increased $523,757 or 2.6%, from December 31, 2013 to March 31, 2014. The increase since year end was primarily due to the increase in the balances maintained by existing repurchase agreement customers.

Other Liabilities

Other liabilities decreased approximately $796,869 during the three month period ended March 31, 2014 primarily due to investment purchases recorded based on trade dates and a decline in accrued expenses.

Capital Resources

Stockholders’ equity increased 5.6% during the three month period ended March 31, 2014 entirely from current earnings after quarterly dividends, and a 5.2% increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized loss on securities available for sale. Stockholders’ equity amounted to 9.6% and 9.0% of total assets at March 31, 2014 and December 31, 2013, respectively. The Company paid dividends of $.20 and $.19 per share during the three month periods ended March 31, 2014 and 2013, respectively.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2014, without approval of the Comptroller of the Currency, of approximately $2,275,000, plus an additional amount equal to the bank’s net profit for 2014 up to the date of any such dividend declaration.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $205,678,778 classified as available for sale at March 31, 2014. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $126,059,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2014 was approximately $36.2 million subject to the purchase of additional FHLB stock. At March 31, 2014, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $19.4 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2014. At March 31, 2014 and December 31, 2013, the Company had outstanding loan commitments and unused lines of credit totaling $25.2 million and $27.3 million, respectively. As of March 31, 2014, management placed a high probability for required funding within one year of approximately $17.1 million. Approximately $7.3 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2014 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 6.9%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 12.2%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 3.1%, and given a 100 basis point decrease scenario net interest income would be reduced by 3.2%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability committee.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Interim President and Chief Executive Officer, William G. Petroplus, and Executive Vice President, Chief Administrative Officer and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On March 12, 2014 a report on Form 8-K was filed which contained a press release dated March 10, 2014 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

On March 17, 2014 a report on Form 8-K was filed which stated that the Board of Directors of First West Virginia Bancorp, Inc. appointed Joseph M. Menendez to serve on the Board of Directors of the Company and Progressive Bank, N.A., its wholly owned subsidiary bank, effective immediately.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 44 of this FORM 10-Q are incorporated by reference and/or filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First West Virginia Bancorp, Inc. (Registrant)

By:	/s/ William G. Petroplus
William G. Petroplus
Interim President and Chief Executive Officer

By:	/s/ Francie P. Reppy
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 13, 2014

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