Form 10-Q
period 2014-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2014-08-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of June 30, 2014: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$6,115,718	$6,530,981
Due from banks - interest bearing	16,132,963	25,343,994

Total cash and cash equivalents	22,248,681	31,874,975
Investment securities:
Available-for-sale (at fair value)	202,383,178	199,955,367
Loans	94,444,811	93,401,845
Less allowance for loan losses	(1,863,793)	(1,864,788)

Net loans	92,581,018	91,537,057
Premises and equipment, net	7,775,946	7,000,590
Accrued income receivable	1,135,032	1,168,483
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,785,568	3,732,439
Other assets	3,795,584	5,232,197

Total assets	$335,349,126	$342,145,227

LIABILITIES
Noninterest bearing deposits:
Demand	$46,134,912	$55,906,673
Interest bearing deposits:
Demand	52,006,136	54,812,380
Savings	112,505,940	108,070,929
Time	65,083,148	67,086,776

Total deposits	275,730,136	285,876,758
Federal funds purchased and securities sold under agreements to repurchase	19,776,972	20,215,183
Federal Home Loan Bank borrowings	3,468,514	3,515,580
Accrued interest payable	122,389	134,389
Other liabilities	2,164,236	1,613,281

Total liabilities	301,262,247	311,355,191

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at June 30, 2014 and December 31, 2013	8,643,650	8,643,650
Treasury stock - 10,000 shares at cost	(228,100)	(228,100)
Surplus	6,966,020	6,966,020
Retained earnings	18,423,007	18,126,554
Accumulated other comprehensive income (loss)	282,302	(2,718,088)

Total stockholders’ equity	34,086,879	30,790,036

Total liabilities and stockholders’ equity	$335,349,126	$342,145,227

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,030,059	$1,240,967	$2,074,796	$2,426,186
Tax-exempt	132,298	97,898	257,161	200,460
Debt securities:
Taxable	710,321	534,094	1,383,911	1,082,730
Tax-exempt	480,585	474,171	1,023,030	929,314
Other interest and dividend income	28,151	10,645	51,840	21,856

Total interest and dividend income	2,381,414	2,357,775	4,790,738	4,660,546

INTEREST EXPENSE
Deposits	276,234	301,827	560,910	615,246
Federal funds purchased and repurchase agreements	39,022	32,073	77,307	62,874
Federal Home Loan Bank borrowings	40,878	42,518	83,039	85,500

Total interest expense	356,134	376,418	721,256	763,620

Net interest income	2,025,280	1,981,357	4,069,482	3,896,926
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	2,025,280	1,981,357	4,069,482	3,896,926

NONINTEREST INCOME
Service charges and other fees	92,835	94,449	179,172	192,853
Net gains on available for sale securities	260,321	2,236	260,413	2,250
Other-than-temporary losses on securities
Total other-than-temporary losses	—	—	(49,318)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	—	(49,318)	—

Other operating income	153,221	157,472	322,635	331,319

Total noninterest income	506,377	254,157	712,902	526,422

NONINTEREST EXPENSE
Salary and employee benefits	936,772	914,214	1,847,099	1,829,755
Net occupancy expense of premises	420,705	396,171	850,286	804,248
Other operating expenses	667,471	580,168	1,237,982	1,147,163

Total noninterest expense	2,024,948	1,890,553	3,935,367	3,781,166

Income before income taxes	506,709	344,961	847,017	642,182
INCOME TAX EXPENSE (BENEFIT)	(30,980)	(69,454)	(136,928)	(153,570)

Net income	$537,689	$414,415	$983,945	$795,752

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.31	$0.24	$0.57	$0.46

DIVIDENDS PER COMMON SHARE	$0.20	$0.19	$0.40	$0.38

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net Income	$537,689	$414,415	$983,945	$795,752

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	2,489,054	(5,681,819)	5,021,724	(6,805,034)
Income tax effect	(936,631)	2,138,068	(1,889,675)	2,560,734
Reclassification of gains recognized in earnings	(260,321)	(2,236)	(211,095)	(2,250)
Income tax effect	97,959	841	79,436	846

Total other comprehensive income (loss)	$1,390,061	$(3,545,146)	$3,000,390	$(4,245,704)

Comprehensive income (loss)	$1,927,750	$(3,130,731)	$3,984,335	$(3,449,952)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,643,650	$(228,100)	$6,966,020	$18,126,554	$(2,718,088)	$30,790,036
Net Income	—	—	—	—	983,945	—	983,945
Other comprehensive income	—	—	—	—	—	3,000,390	3,000,390
Cash dividend ($.40 per share)	—	—	—	—	(687,492)	—	(687,492)

BALANCE, June 30, 2014	1,728,730	$8,643,650	$(228,100)	$6,966,020	$18,423,007	$282,302	$34,086,879

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$(228,100)	$6,966,020	$17,191,740	$3,129,463	$35,702,773
Net Income	—	—	—	—	795,752	—	795,752
Other comprehensive loss	—	—	—	—	—	(4,245,704)	(4,245,704)
Cash dividend ($.38 per share)	—	—	—	—	(653,117)	—	(653,117)

BALANCE, June 30, 2013	1,728,730	$8,643,650	$(228,100)	$6,966,020	$17,334,375	$(1,116,241)	$31,599,704

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$983,945	$795,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	304,084	278,867
Amortization of investment securities, net	215,005	232,617
Investment security gains	(260,413)	(2,250)
Other-than-temporary losses on securities	49,318	—
Net gains on sales of mortgage loans	(1,893)	(12,460)
Loss on disposal of premises and equipment	1,596	—
Increase in cash surrender value of bank-owned life insurance	(53,129)	(52,720)
Originations of mortgage loans held for sale	(85,168)	(311,500)
Proceeds from sales of mortgage loans	87,061	433,760
Decrease in interest receivable	33,451	31,173
Decrease in interest payable	(12,000)	(24,823)
Decrease (increase) in deferred taxes	(5,604)	118,722
Other, net	(1,345,068)	(901,775)

Net cash provided by (used in) operating activities	(88,815)	585,363

INVESTING ACTIVITIES
Net decrease (increase) in loans, net of charge-offs	(1,047,058)	337,728
Recoveries on loans previously charged-off	3,097	8,804
Proceeds from sales of securities available-for-sale	12,209,736	16,785
Proceeds from maturities, prepayments, and calls of securities available-for-sale	10,043,545	24,360,971
Purchases of securities available-for-sale	(18,346,372)	(25,127,904)
Purchases of premises and equipment	(1,081,036)	(519,577)

Net cash provided by (used in) investing activities	1,781,912	(923,193)

FINANCING ACTIVITIES
Net decrease in deposits	(10,146,622)	(1,063,530)
Dividends paid	(687,492)	(653,117)
Decrease in short-term borrowings	(438,211)	(1,035,347)
Repayment of Federal Home Loan Bank borrowings	(47,066)	(44,874)

Net cash used in financing activities	(11,319,391)	(2,796,868)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,626,294)	(3,134,698)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,874,975	15,876,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,248,681	$12,741,813

Supplemental Disclosures:
Cash Paid for Interest	$733,256	$788,443
Cash Paid for Income Taxes	$8,496	$25,000

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At June 30, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $1,254,000. Additionally, the Company had approximately $15,202,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of June 30, 2014, which is not federally insured.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other-than-temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. There were no investment securities identified by management to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2014 and December 31, 2013.

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

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2014. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $8,885,666 and $9,489,935 as of June 30, 2014 and December 31, 2013, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $328,835 and $342,602 at June 30, 2014 and December 31, 2013, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as a result of this agreement was $5,113 and $11,173 for the three months ended June 30, 2014 and 2013, respectively, and $12,943 and $21,935 for the six months ended June 30, 2014 and 2013, respectively.

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

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,863,793 at June 30, 2014, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of June 30, 2014 and 2013. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

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

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,785,568 and $3,732,439 at June 30, 2014 and December 31, 2013, respectively. The death benefit value of the bank-owned life insurance at June 30, 2014 and December 31, 2013 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $49,978 and $59,719 for the three months ended June 30, 2014 and June 30, 2013, respectively. For the six month periods ended June 30, 2014 and 2013 advertising expenses amounted to $89,323 and $98,396, respectively.

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

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

Recent Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity - This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing - This Update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at June 30, 2014 and December 31, 2013:

	(Expressed in thousands)
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$48,595	$39	$(919)	$47,715
Obligations of states and political subdivisions	51,577	2,482	(217)	53,842
Mortgage-backed securities	101,593	450	(1,420)	100,623
Equity securities	166	38	(1)	203

Total available-for-sale	$201,931	$3,009	$(2,557)	$202,383

	(Expressed in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$50,598	$18	$(2,170)	$48,446
Obligations of states and political subdivisions	60,049	1,421	(1,056)	60,414
Mortgage-backed securities	93,501	72	(2,673)	90,900
Equity securities	165	32	(2)	195

Total available-for-sale	$204,313	$1,543	$(5,901)	$199,955

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013, was approximately $101,443,000 and $145,017,000, which is approximately 50.1% and 72.5%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 61 positions that are temporarily impaired at June 30, 2014.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

	(Expressed in thousands)
	June 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$—	$—	$40,674	$(919)	$40,674	$(919)
Obligations of states and political subdivisions	687	(9)	6,779	(208)	7,466	(217)
Mortgage-backed securities	16,703	(147)	36,576	(1,273)	53,279	(1,420)

Total debt securities	17,390	(156)	84,029	(2,400)	101,419	(2,556)
Equity securities	—	—	24	(1)	24	(1)

Total	$17,390	$(156)	$84,053	$(2,401)	$101,443	$(2,557)

	(Expressed in thousands)
	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$46,416	$(2,170)	$—	$—	$46,416	$(2,170)
Obligations of states and political subdivisions	19,009	(867)	1,794	(189)	20,803	(1,056)
Mortgage-backed securities	65,915	(2,036)	11,805	(637)	77,720	(2,673)

Total debt securities	131,340	(5,073)	13,599	(826)	144,939	(5,899)
Equity securities	70	(1)	8	(1)	78	(2)

Total	$131,410	$(5,074)	$13,607	$(827)	$145,017	$(5,901)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$49	$—	$—	$—
Additions for credit-related OTTI not previously recognized	—	—	49	—
Reductions for securities sold during the period (realized)	(49)	—	(49)	—

Balance at end of period	$—	$—	$—	$—

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of June 30, 2014 and 2013.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$1,291	$1,299
Due after one year through five years	17,004	16,940
Due after five years through ten years	54,920	55,045
Due after ten years	26,957	28,273

	100,172	101,557
Mortgage-backed securities	101,593	100,623
Equity securities	166	203

Total	$201,931	$202,383

Proceeds from sales of securities available-for-sale during the six month periods ended June 30, 2014 and 2013, were $12,209,736 and $16,785, respectively. Gross gains of $296,959 and gross losses of $36,546 were realized during the six months ended June 30, 2014 and gross gains of $2,268 and gross losses of $18 were realized during the six months ended June 30, 2013. Proceeds from sales of securities available-for-sale during the three month periods ended June 30, 2014 and 2013, were $12,209,088 and $16,585, respectively. Gross gains of $296,864 and gross losses of $36,543 were realized during the three months ended June 30, 2014 and gross gains of $2,254 and gross losses of $18 were realized during the three months ended June 30, 2013. Assets carried at $64,628,000 and $65,339,000 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2014 and December 31, 2013 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$9	$9	0.01%
After One But Within Five Years	14,994	14,851	1.59	7,490	7,416	1.81
After Five But Within Ten Years	33,599	32,862	1.88	43,099	41,021	1.81
After Ten Years	—	—	—	—	—	—

	48,595	47,715	1.79	50,598	48,446	1.81
States & Political Subdivisions
Within One Year	1,289	1,297	6.59	1,288	1,321	6.59
After One But Within Five Years	2,010	2,089	5.99	1,246	1,305	5.95
After Five But Within Ten Years	21,321	22,183	5.32	25,960	26,125	5.11
After Ten Years	26,957	28,273	5.77	31,555	31,663	5.65

	51,577	53,842	5.61	60,049	60,414	5.44
Mortgage-Backed Securities	101,593	100,623	2.15	93,501	90,900	2.06
Equity Securities	166	203	2.93	165	195	4.02

Total	$201,931	$202,383	2.99%	$204,313	$199,955	3.02%

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at June 30, 2014 and December 31, 2013, are as follows:

	(Expressed in Thousands)
	June 30, 2014	December 31, 2013
Consumer Real Estate:
Construction	$3,659	$487
Farmland	124	136
Residential 1-4 Family	23,478	23,275
Home Equity Loans	1,437	1,665
Home Equity Lines of Credit	3,393	3,684

Total Consumer Real Estate	32,091	29,247
Commercial Real Estate:
Non-farm, non-residential	36,083	35,345
Multifamily (5 or more) residential properties	7,359	8,762

Total Commercial Real Estate	43,442	44,107
Commercial and Other Loans:
Commercial	5,395	5,489
Non-rated industrial development obligations	10,647	11,200
Other loans	18	36

Total Commercial and Other Loans	16,060	16,725
Consumer Loans:
Installment and other loans to individuals	2,481	2,921
Credit Cards	513	535

Total Consumer Loans	2,994	3,456

Total loans	$94,587	93,535
Less unearned interest and deferred fees	142	133

Gross loans	$94,445	93,402

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

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

Non-accrual loans amounted to $1,129,998 and $1,270,447 at June 30, 2014 and December 31, 2013, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $18,619 and $86,807 for the three months ended June 30, 2014 and June 30, 2013, respectively. For the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $37,418, $129,108 and $84,793, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and Other Loans	$16,027	$14	$—	$19	$33	$16,060	$—
Commercial real estate	42,668	—	—	774	774	43,442	—
Consumer real estate	31,965	54	—	72	126	32,091	—
Consumer	2,988	—	4	2	6	2,994	—
Unearned interest and deferred fees	(142)	—	—	—	—	(142)	—

Total loans	$93,506	$68	$4	$867	$939	$94,445	$—

Non-accrual loans included above are as follows:
Commercial and Other Loans	$1	$—	$—	$19	$19	$20	$—
Commercial real estate	18	—	—	774	774	792	—
Consumer real estate	244	—	—	72	72	316	—
Consumer	—	—	—	2	2	2	—

Total non-accrual loans	$263	$—	$—	$867	$867	$1,130	$—

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$16,039	$—	$21	$—	$16,060
Commercial Real Estate	37,439	1,369	4,634	—	43,442
Construction and Land Development	3,432	—	351	—	3,783

Total	$56,910	$1,369	$5,006	$—	$63,285

Current	$56,896	$1,369	$4,194	$—	$62,459
Past Due 30-59 days	14	—	—	—	14
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	812	—	812

Total	$56,910	$1,369	$5,006	$—	$63,285

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$16,675	$—	$50	$—	$16,725
Commercial Real Estate	35,302	3,936	4,869	—	44,107
Construction and Land Development	272	—	351	—	623

Total	$52,249	$3,936	$5,270	$—	$61,455

Current	$52,249	$3,936	$4,349	$—	$60,534
Past Due 30-59 days	—	—	10	—	10
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	911	—	911

Total	$52,249	$3,936	$5,270	$—	$61,455

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Performing	Non-performing	Total
Consumer	$2,992	$2	$2,994
Consumer Real Estate	27,992	316	28,308

Total	$30,984	$318	$31,302

December 31, 2013	Performing	Non-performing	Total
Consumer	$3,452	$4	$3,456
Consumer Real Estate	28,269	355	28,624

Total	$31,721	$359	$32,080

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The Company also evaluates problem loans for impairment. A loan is considered to be impaired if it is probable that the Company will not be able to collect the payments for principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally include all non-accrual loans and Troubled Debt Restructurings (TDRs).

Impaired loans at June 30, 2014 and December 31, 2013 are set forth in the following tables (in thousands):

	June 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$21	$2	$19	$21	$19
Commercial real estate	834	625	209	834	45
Consumer real estate	505	505	—	505	—

Total	$1,360	$1,132	$228	$1,360	$64

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and Other Loans	$36	$4	$32	$36	$32
Commercial real estate	930	378	552	930	136
Consumer real estate	231	231	—	231	—

Total	$1,197	$613	$584	$1,197	$168

Interest income of $586 and $1,178 was recognized on the impaired commercial real estate loan subsequent to its classification as impaired for the three months and six months ended June 30, 2014. Interest income of $1,904 was recognized on the impaired consumer real estate loan subsequent to its classification as impaired for the three months and six months ended June 30, 2014. No interest income was recognized on impaired loans subsequent to their classification as impaired for the three and six months ended June 30, 2013.

The average recorded investment in impaired loans are set forth below in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired (in thousands):

	Average Recorded Investment
	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Commercial and Other Loans	$22	$32	$24	$33
Commercial real estate	850	3,297	881	3,339
Consumer real estate	185	240	179	243

Total	$1,057	$3,569	$1,084	$3,615

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were two TDRs in accrual status at June 30, 2014 and one at December 31, 2013.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

	(Expressed in thousands)			(Expressed in thousands)
	June 30, 2014			December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	46	46
Consumer real estate	1	351	351	—	—	—

Total	1	$351	$351	1	$46	$46

Troubled Debt Restructurings That subsequently defaulted
Commercial and Other Loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

The concession granted on the TDRs that originated in 2014 and 2013 was an extension of the maturity date. At June 30, 2014 and December 31, 2013, there were funds of $31,208 and $5,711 committed to be advanced to customers whose loans were classified as TDRs. No troubled debt restructurings modified in the past 12 months subsequently defaulted.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the six months ended as of June 30, 2014 and June 30, 2013 (in thousands):

June 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	—	—	—	(4)	(4)
Recoveries	—	—	—	3	3
Provision	(20)	(45)	67	(2)	—

Ending Balance, June 30, 2014	$240	$1,270	$330	$24	$1,864

Loans individually evaluated for impairment	$19	$45	$—	$—	$64
Loans collectively evaluated for impairment	221	1,225	330	24	1,800

Ending Balance	$240	$1,270	$330	$24	$1,864

June 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2013	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(5)	(5)
Recoveries	—	—	—	9	9
Provision	—	—	—	—	—

Ending Balance, June 30, 2013	$179	$1,762	$193	$51	$2,185

Loans individually evaluated for impairment	$27	$525	$—	$—	$552
Loans collectively evaluated for impairment	152	1,237	193	51	1,633

Ending Balance	$179	$1,762	$193	$51	$2,185

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL for the three months ended as of June 30, 2014 and June 30, 2013 (in thousands):

June 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2014	$255	$1,315	$269	$27	$1,866
Charge-offs	—	—	—	(4)	(4)
Recoveries	—	—	—	2	2
Provision	(15)	(45)	61	(1)	—

Ending Balance, June 30, 2014	$240	$1,270	$330	$24	$1,864

June 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2013	$179	$1,762	$193	$44	$2,178
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	7	7
Provision	—	—	—	—	—

Ending Balance, June 30, 2013	$179	$1,762	$193	$51	$2,185

The following table presents loans individually and collectively evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$21	$834	$505	$—	$—	$1,360
Loans collectively evaluated	16,039	42,608	31,586	2,994	(142)	93,085

Ending Balance	$16,060	$43,442	$32,091	$2,994	$(142)	$94,445

December 31, 2013
Loans individually evaluated	$36	$930	$231	$—	$—	$1,197
Loans collectively evaluated	16,689	43,177	29,016	3,456	(133)	92,205

Ending Balance	$16,725	$44,107	$29,247	$3,456	$(133)	$93,402

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows:

	June 30, 2014	December 31, 2013	Estimated Useful Life Years
Land	$1,983,849	$1,983,849
Land improvements	412,177	403,846	5 - 20
Leasehold improvements	1,085,823	1,083,051	5 - 20
Buildings	6,171,232	5,364,095	5 - 50
Furniture, fixtures & equipment	4,173,191	4,755,820	3 - 30

Total	13,826,272	13,590,661
Less accumulated depreciation	6,050,326	6,590,071

Premises and equipment, net	$7,775,946	$7,000,590

Charges to operations for depreciation approximated $152,212 and $137,703 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expenses were $304,084 and $278,867 for the six months ended June 30, 2014 and 2013, respectively. The Buildings, Furniture, fixtures, and equipment, and Land improvements line items include construction-in-progress for the renovations to the Warwood branch of $1,003,609, $85,441, and $20,133, respectively, as of June 30, 2014 and $172,401, $51,518, and $11,234 as of December 31, 2013.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at June 30, 2014 and December 31, 2013 follows (in thousands):

	June 30, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$45,486	$46,539	$108,070	$62,136
States and political subdivisions	508	5,467	4,405	2,466
Commercial banks and other depository institutions	141	—	31	481

Total	$46,135	$52,006	$112,506	$65,083

	December 31, 2013
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$55,234	$49,356	$104,077	$64,128
States and political subdivisions	601	5,456	3,963	2,478
Commercial banks and other depository institutions	72	—	31	481

Total	$55,907	$54,812	$108,071	$67,087

A maturity distribution of time certificates of deposit at June 30, 2014 and December 31, 2013, follows:

(dollars in thousands)	Maturities of Time Deposits
	June 30, 2014	December 31, 2013
Due in 2014	$19,641	$37,018
Due in 2015	23,412	12,928
Due in 2016	10,161	7,856
Due in 2017	5,851	5,590
Due in 2018	4,435	3,579
Due in 2019 and thereafter	1,583	116

Total	$65,083	$67,087

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,899,000 and $22,249,000 at June 30, 2014 and December 31, 2013, respectively. Interest expense on certificates of deposit of $100,000 or more was $62,122 and $66,868 for the three months ended June 30, 2014 and 2013, respectively. Interest expense on certificates of deposit of $100,000 or more was $133,363 and $155,591 for the six months ended June 30, 2014 and 2013, respectively.

The following table presents time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	June 30, 2014	December 31, 2013
Three Months or Less	$2,849	$5,700
Over Three and Less than Six Months	3,549	3,040
Over Six and Less than Twelve Months	5,923	4,011
Over Twelve Months	9,578	9,498

Total	$21,899	$22,249

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2014 was approximately $34.1 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,468,514 and $3,515,580 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 the subsidiary bank had three fixed rate amortizing advances which totaled $3,468,514 with interest rates ranging from 4.65% to 4.89%. Two of these advances totaling $1,953,636 at June 30, 2014 will mature in 2018 and one advance totaling $1,514,878 at June 30, 2014 will mature in 2023. The collateral securing these borrowings totaled $3,605,558 at June 30, 2014.

The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 1, 2015. The maximum credit available is $19.8 million under the agreement. There were no borrowings outstanding under this agreement at June 30, 2014 and December 31, 2013, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2014 were as follows:

Due in 2014	$48,202
Due in 2015	99,919
Due in 2016	104,800
Due in 2017	109,918
Due in 2018	1,759,529
Due in 2019 and thereafter	1,346,146

Total	$3,468,514

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 is as follows:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning Balance	$(1,108)	$2,429	$(2,718)	$3,129
Other comprehensive income (loss) before reclassifications	1,552	(3,544)	3,132	(4,244)
Amounts reclassified from accumulated other comprehensive income	(162)	(1)	(132)	(1)

Period Change	1,390	(3,545)	3,000	(4,245)

Ending Balance	$282	$(1,116)	$282	$(1,116)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended June 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(260)	$(2)	Net securities gains
Related income tax expense	98	1	Provision for income taxes

Net effect on accumulated other comprehensive income (loss) for the period	$(162)	$(1)	Net of tax

Total reclassifications for the period	$(162)	$(1)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Six months ended June 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(260)	$(2)	Net securities gains
Other-than-temporary losses classified into earnings	49	—	Other-than-temporary losses on investments
Related income tax expense	79	1	Provision for income taxes

Net effect on accumulated other comprehensive income (loss) for the period	$(132)	$(1)	Net of tax

Total reclassifications for the period	$(132)	$(1)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

As of June 30, 2014, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of June 30, 2014
Total Capital (to Risk Weighted Assets)	$34,048	22.13%	$12,310	8.0%	$15,388	10.0%
Tier I Capital (to Risk Weighted Assets)	32,184	20.92%	6,155	4.0%	9,233	6.0%
Tier I Capital (to Adjusted Total Assets)	32,184	9.70%	13,271	4.0%	16,589	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,748	21.43%	$12,600	8.0%	$15,750	10.0%
Tier I Capital (to Risk Weighted Assets)	31,883	20.24%	6,300	4.0%	9,450	6.0%
Tier I Capital (to Adjusted Total Assets)	31,883	9.32%	13,686	4.0%	17,108	5.0%
Progressive Bank, N.A.
As of June 30, 2014
Total Capital (to Risk Weighted Assets)	$33,895	22.07%	$12,288	8.0%	$15,361	10.0%
Tier I Capital (to Risk Weighted Assets)	32,031	20.85%	6,144	4.0%	9,216	6.0%
Tier I Capital (to Adjusted Total Assets)	32,031	9.66%	13,261	4.0%	16,576	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,577	21.35%	$12,580	8.0%	$15,725	10.0%
Tier I Capital (to Risk Weighted Assets)	31,712	20.17%	6,290	4.0%	9,435	6.0%
Tier I Capital (to Adjusted Total Assets)	31,712	9.28%	13,676	4.0%	17,095	5.0%

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

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	June 30, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$47,715	$—	$47,715
Obligations of states and political subdivisions	—	53,842	—	53,842
Mortgage-backed securities	—	100,623	—	100,623
Equity securities	203	—	—	203

Total securities available for sale:	$203	$202,180	$—	$202,383

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$121	$121
Mortgage servicing rights	$—	$—	$1	$1

(dollars in thousands)	December 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$48,446	$—	$48,446
Obligations of states and political subdivisions	—	60,414	—	60,414
Mortgage-backed securities	—	90,900	—	90,900
Equity securities	195	—	—	195

Total securities available for sale:	$195	$199,760	$—	$199,955

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$372	$372
Mortgage servicing rights	$—	$—	$1	$1

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level III inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
June 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$121	Appraisal of collateral (1)	Appraisal adjustments (2)	-31.3% (-31.3%)
			Liquidation expenses (2)	9.0% (9.0%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Prepayment rate (3)	7.8% to 17.2% (10.5%)
			Discount rate	9.5%

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$372	Appraisal of collateral (1)	Appraisal adjustments (2)	0%
			Liquidation expenses (2)	15.8% to 23.1% (20.5%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Prepayment rate (3)	7.8% to 17.2% (10.5%)
			Discount rate	9.5%

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Conditional prepayment rates reflect future long-run prepayment estimates by bond dealers for the nation as a whole as well as the Company’s actual prepayment history. Prepayment rates are highly sensitive to market interest rates.

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

Deposits: Noninterest bearing and interest bearing demand deposits and savings deposits are valued at the amount payable on demand as of period end. The fair values for time deposits are based on discounted value of cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities.

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

The estimates of fair values of financial instruments are summarized as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$22,249	$22,249	$—	$—	$22,249
Investment securities	202,383	203	202,180	—	202,383
Loans	92,581	—	—	93,754	93,754
Accrued interest receivable	1,135	1,135	—	—	1,135
Financial liabilities:
Deposits	275,730	199,298	65,185	—	264,483
Federal funds purchased and repurchase agreements	19,777	19,777	—	—	19,777
Federal Home Loan Bank borrowings	3,469	—	3,789	—	3,789
Accrued interest payable	122	122	—	—	122

	December 31, 2013
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$31,875	$31,875	$—	$—	$31,875
Investment securities	199,955	195	199,760	—	199,955
Loans	91,537	—	—	91,413	91,413
Accrued interest receivable	1,168	1,168	—	—	1,168
Financial liabilities:
Deposits	285,877	195,135	67,308	—	262,443
Federal funds purchased and repurchase agreements	20,215	20,215	—	—	20,215
Federal Home Loan Bank borrowings	3,516	—	3,917	—	3,917
Accrued interest payable	134	134	—	—	134

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Years ended December 31,
	2014	2013	2014	2013	2013	2012	2011
SUMMARY OF OPERATIONS
Total interest income	$2,381	$2,358	$4,791	$4,661	$9,414	$9,838	$11,207
Total interest expense	356	377	722	764	1,524	1,789	2,229
Net interest income	2,025	1,981	4,069	3,897	7,890	8,049	8,978
Provision (credit) for loan losses	—	—	—	—	(400)	(248)	600
Total other income	507	254	713	526	1,440	2,352	2,034
Total other expenses	2,025	1,890	3,935	3,781	7,672	7,604	7,626
Income before income taxes	507	345	847	642	2,058	3,045	2,786
Net income	538	414	984	796	2,241	2,538	2,454
PER SHARE DATA (1)
Net income	$0.31	$0.24	$0.57	$0.46	$1.30	$1.48	$1.43
Cash dividends declared	0.20	0.19	0.40	0.38	0.76	0.73	0.73
Book value per share	19.83	18.39	19.83	18.39	17.91	20.77	20.09
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$91,022	$99,853	$91,387	$99,071	97,374	104,566	$115,415
Investment securities	200,150	173,375	201,658	172,200	177,809	154,755	136,409
Deposits - interest bearing	229,439	215,122	228,935	213,971	218,229	208,308	204,616
Stockholders’ equity	33,563	32,487	33,485	32,492	32,597	31,608	30,498
Total assets	333,421	301,605	335,642	300,843	316,172	293,601	283,734
SELECTED RATIOS
Return on average assets	0.65%	0.55%	0.59%	0.53%	0.71%	0.86%	0.86%
Return on average equity	6.43%	5.11%	5.93%	4.94%	6.87%	8.03%	8.05%
Average equity to average assets	10.07%	10.77%	9.98%	10.80%	10.31%	10.77%	10.75%
Dividend payout ratio (1)	64.52%	79.17%	70.18%	82.61%	58.46%	49.32%	51.05%
Loan to Deposit ratio	34.25%	40.36%	34.25%	40.36%	32.67%	40.33%	45.75%

	June 30,		December 31,
	2014	2013	2013	2012	2011
BALANCE SHEET
Investments	$202,383	$171,920	$199,955	$178,208	$150,961
Loans	94,445	99,044	93,402	99,387	109,428
Allowance for loan losses	(1,864)	(2,185)	(1,865)	(2,181)	(2,504)
Other assets	40,385	30,297	50,653	31,133	35,373

Total Assets	$335,349	$299,076	$342,145	$306,547	$293,258

Deposits	$275,730	$245,398	$285,877	$246,462	$239,177
Federal funds purchased and repurchase agreements	19,777	17,731	20,215	18,767	14,013
FHLB borrowings	3,469	3,562	3,516	3,606	3,693
Other liabilities	2,286	785	1,747	2,009	1,848
Stockholders’ equity	34,087	31,600	30,790	35,703	34,527

Total Liabilities and Stockholders’ equity	$335,349	$299,076	$342,145	$306,547	$293,258

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $983,945 or $.57 per share for the six months ended June 30, 2014 compared to $795,752 or $.46 per share for the same period during 2013. The increase in net income for the six months ended June 30, 2014 as compared to the same period in 2013 of $188,193 or 23.6% was primarily the result of the increase in net interest income and noninterest income, offset in part by the increase in noninterest expense and the decrease in the income tax benefit. Net interest income increased $172,556 or 4.4%, primarily due to the increase in the interest earned on investment securities and the decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest and fees earned on loans. Noninterest income increased $186,480 or 35.4% primarily due to the increase in the net gains on sales of investment securities offset in part by the other-than-temporary losses on investments combined with the decrease in service charges and fees earned on deposit accounts and the decrease in other operating income. Noninterest expenses increased $154,201 or 4.1% during the six month period ended June 30, 2014 as compared to the same period in 2013 primarily due to increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses. The ROA was .59% for the six months ended June 30, 2014 as compared to .53% for the same period of the prior year. For the six months ended June 30, 2014 compared to June 30, 2013, the ROE was 5.93% and 4.94%, respectively.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the second quarter of 2014, net income was $537,689 or $.31 per share as compared to $414,415 or $.24 per share for the same period in 2013. The increase in net income for the three months ended June 30, 2014 as compared to the same period in 2013 of $123,274 or 29.7% was primarily the result of the increase in net interest income and noninterest income, offset in part by the increase in noninterest expense and the decrease in the income tax benefit. Net interest income increased $43,923 or 2.2% primarily due to the increase in the interest earned on investment securities and the decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest and fees earned on loans. Noninterest income increased $252,220 or 99.2% for the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to the increase in the net gains on sales of investment securities, offset slightly by the decrease in other operating income and in service charges and fees earned on deposit accounts. Noninterest expense increased $134,395 or 7.1% during the three month period ended June 30, 2014 as compared to the same period in 2013 primarily due to the increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the six months ended June 30, 2014

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, net interest income was $4,069,482, an increase of $172,556 or 4.4%, from the same period in 2013. Net interest income increased primarily due to the increase in the average volume of earning assets offset in part by the decrease in the taxable equivalent net yield on earning assets. The average earnings assets increased approximately $34.5 million or 12.3% from June 30, 2013 to 2014. The taxable equivalent net yield on earning assets decreased from 3.33% at June 30, 2013 to 2.97% at June 30, 2014.

Interest income on investment securities during the first six months of 2014 increased $394,897 or 19.6% as compared to the same period of the prior year. The increase in interest income on investment securities during the first six months of 2014 was primarily due to the rise in the average volume combined with an increase in the yields earned. The average volume of investment securities has increased approximately $23.8 million or 13.4% since December 31, 2013. The taxable equivalent yield on investment securities increased 2 basis points in 2014, from 3.07% at December 31, 2013 to 3.09% at June 30, 2014 and increased 1 basis point from June 30, 2013.

Interest and fees on loans decreased $294,689 or 11.2%, from the same period in 2013 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The average loan volume decreased approximately $6.0 million or 6.1% since December 31, 2013. The taxable equivalent yield on loans fell 10 basis points in 2014 from 5.62% at December 31, 2013 to 5.52% at June 30, 2014 and fell 10 basis points from June 30, 2013.

During the six months ended June 30, 2014, interest expense declined $42,364 or 5.5% as compared to the same period in 2013. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2014. The average yield paid on interest bearing liabilities fell 5 basis points from .63% at December 31, 2013 to .58% at June 30, 2014 and decreased 8 basis points since June 30, 2013. The average volume of interest bearing liabilities increased approximately $11.3 million or 4.7% since December 31, 2013.

Noninterest Income

Noninterest income increased $186,480 or 35.4% for the six months ended June 30, 2014 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities offset in part by the other-than-temporary losses on investments combined with the decrease in service charges and fees earned on deposit accounts and the decrease in other operating income.

The net gains on investment securities increased $258,163 for the six month period ended June 30, 2014 as compared to the same period in 2013. The Company’s subsidiary bank sold approximately $11.9 million of nontaxable state and political subdivision securities during the second quarter of 2014 in order to reinvest in mortgage backed investment securities and taxable securities of state and political subdivisions in accordance with the Company’s deferred tax asset plan. The Company accounted for securities gains of $296,959 and securities losses of $36,546 during the six month period ended June 30, 2014 and securities gains of $2,268 and securities losses of $18 during the six month period ended June 30, 2013.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $13,681 in the first six months of 2014 as compared to the same period in 2013, down 7.1% from 2013.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2014, other operating income decreased $8,684 or 2.6% compared to the same period in 2013. The decrease in other operating income was primarily due to decreases in FHLB fee income, checkbook income, and other miscellaneous income, offset in part by an increase in ATM fees.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2014 and 2013. Average balance sheet information for the periods ended June 30, 2014 and 2013 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$49,900	$452	1.83%	$44,672	$387	1.75%
Mortgage backed securities	95,621	921	1.94%	77,387	693	1.81%
States and political subdivisions	55,971	1,031	3.71%	49,956	929	3.75%
Other securities	166	3	3.64%	185	3	3.27%

Total Investment securities:	201,658	2,407	2.41%	172,200	2,012	2.36%
Interest bearing deposits	21,363	27	0.25%	8,598	13	0.30%
Loans, net of unearned income	91,387	2,332	5.15%	99,071	2,627	5.35%
Other earning assets	1,314	25	3.84%	1,328	9	1.37%

Total earning assets	315,722	4,791	3.06%	281,197	4,661	3.34%
Other assets	21,785			21,829
Allowance for loan losses	(1,865)			(2,183)

Total Assets	$335,642			$300,843

LIABILITIES
Time deposits	$65,973	$350	1.07%	$69,878	$429	1.24%
Savings deposits	110,278	180	0.33%	96,669	159	0.33%
Interest bearing demand deposits	52,684	31	0.12%	47,424	28	0.12%
Federal funds purchased and repurchase agreements	19,769	77	0.79%	17,491	63	0.73%
FHLB and other long-term borrowings	3,491	83	4.79%	3,605	85	4.75%

Total interest bearing liabilities	252,195	721	0.58%	235,067	764	0.66%
Demand deposits	49,444			32,594
Other liabilities	518			690

Total Liabilities	302,157			268,351
STOCKHOLDERS’ EQUITY	33,485			32,492

Total Liabilities and Stockholders’ Equity	$335,642			$300,843

Net yield on earning assets		$4,070	2.60%		$3,897	2.79%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2014 and 2013, respectively. The effect of this adjustment is presented below.

Investment securities	$201,658	$3,089	3.09%	$172,200	$2,632	3.08%
Loans	91,387	2,503	5.52%	99,071	2,760	5.62%

Total earning assets	$315,722	$5,644	3.60%	$281,197	$5,414	3.88%

Taxable equivalent net yield on earning assets		$4,923	2.97%		$4,650	3.33%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2014 (continued)

Noninterest Expense

Noninterest expense increased $154,201 or 4.1% for the six months ended June 30, 2014 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses.

Salary and employee benefits expenses increased $17,344 or .9% during the six months ended June 30, 2014 over the same period in 2013. Salary and employee benefits expenses in 2014 compared to 2013 increased primarily as a result of a rise in salary expenses.

Net occupancy expenses of premises increased $46,038 or 5.7% during the six months ended June 30, 2014 compared to the same period in 2013. Increases in furniture and fixtures expenses, depreciation expenses, banking house expenses, and insurance expenses, offset in part by the decline in real estate taxes, land lease expense, and utilities contributed to the increase in occupancy expenses in 2014 as compared to 2013.

Other operating expenses for the six months ended June 30 included the following:

	2014	2013	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$64,900	$47,750	$17,150	35.9%
Stationery and supplies	70,519	71,981	(1,462)	(2.0)%
Regulatory assessment and deposit insurance	152,262	135,588	16,674	12.3%
Advertising	89,323	98,396	(9,073)	(9.2)%
Postage and transportation	76,488	88,801	(12,313)	(13.9)%
Other taxes	89,602	90,142	(540)	(0.6)%
Service expense	256,384	219,279	37,105	16.9%
Other	438,504	395,226	43,278	11.0%

Total	$1,237,982	$1,147,163	$90,819	7.9%

Income Taxes

Income tax benefit for the six month period ended June 30, 2014 was $136,928, decreasing $16,642 or 10.8% compared to the same period in 2013. The decrease in income tax benefit was primarily due to the increase in net gains on sales of securities during the first six months of 2014 over the same period in 2013. Components of the income tax benefit for June 30, 2014 were $160,966 for federal tax benefit and $24,038 for West Virginia corporate net income tax expense. Federal income tax rates remain consistent at 34% for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013. West Virginia corporate net income tax rates were 6.50% in 2014 and 7.00% in 2013.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2014 and 2013. Average balance sheet information for the periods ended June 30, 2014 and 2013 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended June 30, 2014 and 2013.

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$49,737	$224	1.81%	$43,378	$185	1.71%
Mortgage backed securities	98,222	477	1.95%	78,407	348	1.78%
Obligations of states and political subdivisions	52,026	489	3.77%	51,407	474	3.70%
Other securities	165	1	2.43%	183	1	2.19%

Total Investment securities:	200,150	1,191	2.39%	173,375	1,008	2.33%
Interest bearing deposits	21,757	14	0.26%	7,596	6	0.32%
Loans, net of unearned income	91,022	1,162	5.12%	99,853	1,339	5.38%
Other earning assets	1,324	14	4.24%	1,321	5	1.52%

Total earning assets	314,253	2,381	3.04%	282,145	2,358	3.35%
Other assets	21,032			21,643
Allowance for loan losses	(1,864)			(2,183)

Total Assets	$333,421			$301,605

LIABILITIES
Time deposits	$65,608	$170	1.04%	$69,200	$206	1.19%
Savings deposits	110,827	91	0.33%	99,246	82	0.33%
Interest bearing demand deposits	53,004	15	0.11%	46,676	13	0.11%
Federal funds purchased and repurchase agreements	19,833	39	0.79%	17,287	32	0.74%
FHLB and other long-term borrowings	3,480	41	4.73%	3,572	43	4.83%

Total interest bearing liabilities	252,752	356	0.56%	235,981	376	0.64%
Demand deposits	46,658			32,598
Other liabilities	448			539

Total Liabilities	299,858			269,118
STOCKHOLDERS’ EQUITY	33,563			32,487

Total Liabilities and Stockholders’ Equity	$333,421			$301,605

Net yield on earning assets		$2,025	2.58%		$1,982	2.82%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2014 and 2013, respectively. The effect of this adjustment is presented below.

Investment securities	$200,150	$1,511	3.03%	$173,375	$1,324	3.06%
Loans	91,022	1,251	5.51%	99,853	1,404	5.64%

Total earning assets	$314,253	$2,790	3.56%	$282,145	$2,739	3.89%

Taxable equivalent net yield on earning assets		$2,434	3.11%		$2,363	3.36%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2014

Net Interest Income

For the three months ended June 30, 2014, net interest income was $2,025,280, increasing $43,923 or 2.2%, from the same period in 2013. The increase in net interest income was primarily due to the increase in the interest earned on investment securities combined with the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the interest earned on loans. The taxable equivalent net yield on earning assets decreased from 3.36% at June 30, 2013 to 3.11% at June 30, 2014. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2014 and 2013.

Interest and fees on loans decreased $176,508 or 13.2% for the three month period ended June 30, 2014 as compared to the same period in 2013 due to the decline in the average volume of loans combined with the decrease in the average yield on loans. The average loan volume decreased approximately $6.4 million or 6.5% since December 31, 2013. The taxable equivalent yield on loans fell 11 basis points, to 5.51% at June 30, 2014 from 5.62% at December 31, 2013.

Interest income on investment securities increased $182,641 or 18.1% during the second quarter of 2014 compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the rise in the average volume, offset in part by a decline in the yield earned. The investment portfolio average volume increased approximately $22.3 million or 12.6% since December 31, 2013 and $26.8 million or 15.4% since June 30, 2013. The taxable equivalent yield earned on investment securities declined 3 basis points, to 3.03% for the three months ended June 30, 2014 as compared to 3.06% for the same period in 2013.

Interest expense paid on interest bearing liabilities fell $20,284 or 5.4% during the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 8 basis points, from .64% at June 30, 2013 to .56% at June 30, 2014. The average volume of interest bearing liabilities rose approximately $16.8 million or 7.1%, from June 30, 2013 to June 30, 2014 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits, and repurchase agreements offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income increased $252,220 or 99.2% for the three months ended June 30, 2014 as compared to the same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities, offset in part by the slight decreases in other operating income and service charges and other fee income.

The net gains on investment securities increased $258,085 for the three month period ended June 30, 2014 as compared to the same period in 2013. The Company’s subsidiary bank sold approximately $11.9 million of nontaxable state and political subdivision securities during the second quarter of 2014 in order to reinvest in mortgage backed investment securities and taxable securities of state and political subdivisions in accordance with the Company’s deferred tax asset plan. The Company accounted for securities gains of $296,864 and securities losses of $36,543 during the three month period ended June 30, 2014 and securities gains of $2,254 and securities losses of $18 during the three month period ended June 30, 2013.

During the second quarter of 2014, other operating income decreased $4,251 or 2.7% as compared to same period of the prior year. The decrease in other operating income during the three month period ended June 30, 2014 as compared to the same period in the prior year was primarily due to decreases in FHLB fee income, checkbook income, and other miscellaneous income, offset in part by an increase in ATM fees.

Noninterest Expense

Noninterest expense increased $134,395 or 7.1% for the three months ended June 30, 2014 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses.

Salary and employee benefits expenses increased $22,558 or 2.5% during the three months ended June 30, 2014 over the same period in 2013. Salary and employee benefit expense in 2014 compared to 2013 increased primarily as a result of an increase in salary expenses and payroll taxes, offset in part by a slight decrease in employee benefits expenses.

Net occupancy expenses of premises increased $24,534 or 6.2% during the three months ended June 30, 2014 compared to the same period in 2013. The increase in net occupancy expenses in 2014 as compared to 2013 was primarily due to an increase in furniture and fixtures expenses and depreciation expenses, offset in part by the decline in real estate taxes, banking house expenses, and land lease expenses.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2014 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended June 30 included the following:

	2014	2013	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$37,025	$22,600	$14,425	63.8%
Stationery and supplies	41,470	36,911	4,559	12.4%
Regulatory assessment and deposit insurance	76,671	66,272	10,399	15.7%
Advertising	49,978	59,719	(9,741)	(16.3)%
Postage and transportation	35,388	43,688	(8,300)	(19.0)%
Other taxes	46,330	44,515	1,815	4.1%
Service expense	145,947	109,443	36,504	33.4%
Other	234,662	197,020	37,642	19.1%

Total	$667,471	$580,168	$87,303	15.0%

Income Taxes

Income tax benefit for the three month period ended June 30, 2014 was $30,980, decreasing $38,474 or 55.4% compared to the same period in 2013. The decrease in income tax benefit was primarily due to the increase in net gains on sales of securities during the three month period ended June 30, 2014 over the same period in 2013.

Balance Sheet Analysis

Investments

Investment securities increased approximately $2.4 million or 1.2% from December 31, 2013 to June 30, 2014. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 74.3% of total securities at June 30, 2014, as compared to 69.8% at December 31, 2013. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at June 30, 2014 and December 31, 2013. The increase in the available for sale securities was primarily due to the increase in market value of the securities combined with purchases of mortgage backed investment securities, securities of state and political subdivisions and obligations of U.S. Government corporations and agencies, offset in part by sales of nontaxable state and political subdivision securities in accordance with the Company’s deferred tax asset plan. The Company did not have any investment securities classified as held to maturity securities at June 30, 2014 and December 31, 2013. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above amortized cost by $452,626 at June 30, 2014 and was below amortized cost by $4,358,005 at December 31, 2013, respectively.

Loans

Total loans, net of unearned income, increased $1,042,966 or 1.1% from December 31, 2013 to June 30, 2014. The increase in total loans in 2014 was primarily due to the increase in consumer real estate loans, offset in part by decreases in commercial real estate loans, commercial and other loans, and consumer loans which decreased $665,000, $665,000 and $462,000, respectively. The increase in consumer real estate loans was primarily due to an increase in construction loans. The decline in commercial real estate loans during 2014 was primarily due to a decrease in multifamily residential loans, offset in part by an increase in non-farm, non-residential loans. Commercial and other loans declined during 2014 primarily in non-rated industrial development obligations. The decline in consumer loans was primarily in installment loans to individuals.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-six percent (46%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty-four percent (34%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised seventeen percent (17%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2013 to June 30, 2014 were a 3% increase in consumer real estate loans, a 1% decrease in commercial real estate loans, a 1% decrease in consumer loans and a 1% decrease in commercial and other loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Maturities and sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2014 and December 31, 2013:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2014			December 31, 2013
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Construction	$351	$3,002	$306	$351	$37	$99
Commercial real estate - nonfarm, nonresidential property	495	6,893	28,695	913	6,788	27,644
Commercial	738	1,895	2,762	594	2,684	2,211
Nonrated industrial development obligations	397	1,265	8,985	564	1,631	9,005

Total	$1,981	$13,055	$40,748	$2,422	$11,140	$38,959

The following table presents an analysis of fixed and variable rate loans as of June 30, 2014 and December 31, 2013 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2014			December 31, 2013
	In one Year or Less	After one Year Through Five Years	After Five Years	In one Year or Less	After one Year Through Five Years	After Five Years
Fixed Rates	$1,550	$7,927	$6,025	$1,526	$9,213	$6,815
Variable Rates	431	5,128	34,723	896	1,927	32,144

Total	$1,981	$13,055	$40,748	$2,422	$11,140	$38,959

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement was $8,885,666 and $9,489,935 as of June 30, 2014 and December 31, 2013, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $328,835 and $342,602 at June 30, 2014 and December 31, 2013, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $1,173,000 at June 30, 2014 as compared to $1,314,000 at December 31, 2013. The decline in non-performing loans in 2014 was primarily due to decreases in non-accrual loans.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing Loans (Continued)

Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	June 30,	December 31,
	2014	2013	2012	2011	2010
Past Due 90 Days or More, still accruing:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	28
Consumer	—	—	—	—	—

	—	—	—	—	28

Renegotiated:
Commercial and Other Loans	$—	$—	$—	$—	$—
Commercial real estate	43	44	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	—	—	—	—

	$43	$44	$—	$—	$—

Non-accrual:
Commercial and Other Loans	$20	$26	$31	$39	$54
Commercial real estate	792	885	3,115	3,533	4,147
Consumer real estate	316	355	388	447	688
Consumer	2	4	17	27	14

	$1,130	$1,270	$3,551	$4,046	$4,903

Other Real Estate	$—	$—	$—	$138	$8

Total non-performing assets	$1,173	$1,314	$3,551	$4,184	$4,939

Total non-performing assets to total loans and other real estate	1.24%	1.41%	3.57%	3.82%	4.07%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $1,130,000 or 1.2% of total loans outstanding as of June 30, 2014, as compared to $1,270,000 or 1.4% of total loans outstanding as of December 31, 2013. Non-accrual loans decreased in 2014 primarily from loan payments. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $995 or .1%, since December 31, 2013. The allowance for loan losses represented 2.0% of outstanding loans as of June 30, 2014 and at December 31, 2013. Charge-offs amounted to $4,092 and recoveries were $3,097 for the six month period ended June 30, 2014. There was no provision made to the allowance for loan losses during the six months ended June 30, 2014 and 2013.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses (Continued)

Table Seven - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	June 30,	December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance at beginning of period:	$1,865	$2,181	$2,504	$2,059	$1,894
Loans Charged-off:
Commercial and other loans	—	—	—	8	14
Commercial real estate	—	—	87	156	—
Consumer real estate	—	—	—	28	—
Consumer	4	12	9	19	51

Total	4	12	96	211	65
Recoveries:
Commercial and other loans	—	—	—	2	1
Commercial real estate	—	84	15	45	—
Consumer real estate	—	—	—	—	—
Consumer	3	12	6	9	9

Total	3	96	21	56	10
Net Charge-offs (recoveries)	1	(84)	75	155	55
Provision (credit) charged to operations	—	(400)	(248)	600	220

Balance at end of period:	$1,864	$1,865	$2,181	$2,504	$2,059

Average loans outstanding	$91,387	$97,374	$104,566	$115,415	$124,074

Ratio of net charge-offs to average loans outstanding for the period	0.00%	-0.09%	0.07%	0.13%	0.04%
Ratio of the allowance for loan losses to loans outstanding for the period	1.97%	2.00%	2.19%	2.29%	1.70%

The following table presents an allocation of the allowance for possible loan losses at June 30, 2014 and each of the four year periods ended December 31, 2013. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	June 30,		December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$240	17.0%	$260	17.9%	$179	15.7%	$179	14.6%	$212	16.9%
Commercial real estate	1,270	45.9%	1,315	47.1%	1,762	50.4%	2,082	51.5%	1,511	46.5%
Consumer real estate	330	33.9%	263	31.3%	193	28.6%	193	27.4%	272	28.1%
Consumer	24	3.2%	27	3.7%	47	5.3%	50	6.5%	64	8.5%

Total	$1,864	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased approximately $1.4 million during the six month period ended June 30, 2014 primarily due to the change in the deferred tax position on available-for-sale securities from an asset to a liability.

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $10,146,622 during the first six months of 2014. Since year end the decrease in total deposits was primarily due to decreases in noninterest bearing demand deposits, interest bearing demand deposits and certificates of deposit which fell approximately $9.7 million, $2.8 million and $2.0 million, respectively, offset in part by an increase in savings deposits of $4.4 million. At June 30, 2014, noninterest bearing deposits comprised 17% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 83% of total deposits. The changes in the composition of the deposit mix since December 31, 2013 were a 3% decrease in noninterest bearing deposits and a 3% increase in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at June 30, 2014 and December 31, 2013. Repurchase agreements decreased $438,211 or 2.2%, from December 31, 2013 to June 30, 2014. The decrease in repurchase agreements since year end was primarily due to the decrease in the balances maintained by existing commercial customers.

Other Liabilities

Other liabilities increased approximately $550,955 during the six month period ended June 30, 2014 primarily due to investment purchases recorded based on trade dates.

Capital Resources

Stockholders’ equity increased 10.7% during the six month period ended June 30, 2014 and was primarily due to the 9.7% increase in accumulated other comprehensive income and the 1.0% increase from current earnings after quarterly dividends. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available-for-sale. Stockholders’ equity amounted to 10.2% and 9.0% of total assets at June 30, 2014 and December 31, 2013, respectively. The Company paid dividends of $.40 and $.38 per share during the six month periods ended June 30, 2014 and June 30, 2013, respectively. The Company paid dividends of $.20 and $.19 per share during the three month periods ended June 30, 2014 and June 30, 2013, respectively.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $202,383,178 classified as available-for-sale at June 30, 2014. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the Company has the intent and ability to hold until the anticipated recovery in market value is $101,443,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2014 was approximately $34.1 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $19.8 million and $19.4 million available with the FHLB at June 30, 2014 and December 31, 2013, respectively. There were no short term borrowings outstanding pursuant to these agreements as of June 30, 2014 and December 31, 2013. The subsidiary bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of June 30, 2014 and December 31, 2013. The subsidiary bank also has pledged investment securities in the amount of $17.3 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of June 30, 2014. At June 30, 2014 and December 31, 2013, the Company had outstanding loan commitments and unused lines of credit totaling $23,166,000 and $27,315,000, respectively. As of June 30, 2014, management placed a high probability for required funding within one year of approximately $15.1 million. Approximately $7.3 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2014 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 1.9%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 10.1%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately .3%, and given a 100 basis point decrease scenario net interest income would be decreased by 4.9%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability Committee.

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

On May 1, 2014 a report on Form 8-K was filed which contained a press release dated April 30, 2014 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

On May 16, 2014 a report on Form 8-K was filed which contained the results of the submission of Matters to a vote of Security Holders at First West Virginia Bancorp Inc.’s annual meeting of shareholders held May 13, 2014.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 48 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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

Dated: August 14, 2014

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