Form 10-Q
period 2014-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2014-11-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of September 30, 2014: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc.

CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$5,348,041	$6,530,981
Due from banks - interest bearing	17,428,812	25,343,994

Total cash and cash equivalents	22,776,853	31,874,975
Investment securities:
Available-for-sale (at fair value)	196,821,761	199,955,367
Loans	96,383,756	93,401,845
Less allowance for loan losses	(1,811,788)	(1,864,788)

Net loans	94,571,968	91,537,057
Premises and equipment, net	8,181,774	7,000,590
Accrued income receivable	1,198,252	1,168,483
Goodwill	1,644,119	1,644,119
Bank owned life insurance	3,812,769	3,732,439
Other assets	4,160,426	5,232,197

Total assets	$333,167,922	$342,145,227

LIABILITIES
Noninterest bearing deposits:
Demand	$41,006,111	$55,906,673
Interest bearing deposits:
Demand	54,553,895	54,812,380
Savings	113,085,804	108,070,929
Time	64,204,442	67,086,776

Total deposits	272,850,252	285,876,758
Federal funds purchased and securities sold under agreements to repurchase	22,076,236	20,215,183
Federal Home Loan Bank borrowings	3,444,557	3,515,580
Accrued interest payable	118,521	134,389
Other liabilities	648,463	1,613,281

Total liabilities	299,138,029	311,355,191

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at September 30, 2014 and December 31, 2013	8,643,650	8,643,650
Treasury stock - 10,000 shares at cost	(228,100)	(228,100)
Surplus	6,966,020	6,966,020
Retained earnings	18,853,086	18,126,554
Accumulated other comprehensive loss	(204,763)	(2,718,088)

Total stockholders’ equity	34,029,893	30,790,036

Total liabilities and stockholders’ equity	$333,167,922	$342,145,227

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,113,372	$1,182,577	$3,188,168	$3,608,763
Tax-exempt	119,887	111,852	377,048	312,312
Debt securities:
Taxable	739,728	562,239	2,123,639	1,644,969
Tax-exempt	427,307	476,516	1,450,337	1,405,830
Other interest and dividend income	24,317	17,558	76,157	39,414

Total interest and dividend income	2,424,611	2,350,742	7,215,349	7,011,288

INTEREST EXPENSE
Deposits	277,333	298,965	838,243	914,211
Federal funds purchased and repurchase agreements	46,300	37,267	123,607	100,141
Federal Home Loan Bank borrowings	41,328	42,169	124,367	127,669

Total interest expense	364,961	378,401	1,086,217	1,142,021

Net interest income	2,059,650	1,972,341	6,129,132	5,869,267
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	2,059,650	1,972,341	6,129,132	5,869,267

NONINTEREST INCOME
Service charges and other fees	99,687	111,652	278,859	304,505
Net gains on available for sale securities	608,555	674	868,968	2,924
Other-than-temporary losses on securities
Total other-than-temporary losses	—	—	(49,318)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	—	(49,318)	—

Other operating income	156,886	157,343	479,521	488,662

Total noninterest income	865,128	269,669	1,578,030	796,091

NONINTEREST EXPENSE
Salary and employee benefits	1,035,949	964,957	2,883,048	2,794,712
Net occupancy expense of premises	395,904	409,740	1,246,190	1,213,988
Other operating expenses	581,636	572,916	1,819,618	1,720,079

Total noninterest expense	2,013,489	1,947,613	5,948,856	5,728,779

Income before income taxes	911,289	294,397	1,758,306	936,579
INCOME TAX EXPENSE (BENEFIT)	137,464	(96,574)	536	(250,144)

Net income	$773,825	$390,971	$1,757,770	$1,186,723

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.45	$0.23	$1.02	$0.69

DIVIDENDS PER COMMON SHARE	$0.20	$0.19	$0.60	$0.57

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net Income	$773,825	$390,971	$1,757,770	$1,186,723

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	(172,375)	78,377	4,849,349	(6,726,657)
Income tax effect	64,865	(29,493)	(1,824,810)	2,531,241
Reclassification of gains recognized in earnings	(608,555)	(674)	(819,650)	(2,924)
Income tax effect	229,000	254	308,436	1,100

Total other comprehensive income (loss)	$(487,065)	$48,464	$2,513,325	$(4,197,240)

Comprehensive income (loss)	$286,760	$439,435	$4,271,095	$(3,010,517)

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,643,650	$(228,100)	$6,966,020	$18,126,554	$(2,718,088)	$30,790,036
Net Income	—	—	—	—	1,757,770	—	1,757,770
Other comprehensive income	—	—	—	—	—	2,513,325	2,513,325
Cash dividend ($.60 per share)	—	—	—	—	(1,031,238)	—	(1,031,238)

BALANCE, September 30, 2014	1,728,730	$8,643,650	$(228,100)	$6,966,020	$18,853,086	$(204,763)	$34,029,893

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2012	1,728,730	$8,643,650	$(228,100)	$6,966,020	$17,191,740	$3,129,463	$35,702,773
Net Income	—	—	—	—	1,186,723	—	1,186,723
Other comprehensive loss	—	—	—	—	—	(4,197,240)	(4,197,240)
Cash dividend ($.57 per share)	—	—	—	—	(979,676)	—	(979,676)

BALANCE, September 30, 2013	1,728,730	$8,643,650	$(228,100)	$6,966,020	$17,398,787	$(1,067,777)	$31,712,580

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,757,770	$1,186,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,878	416,233
Amortization of investment securities, net	342,536	338,158
Investment security gains	(868,968)	(2,924)
Other-than-temporary losses on securities	49,318	—
Net gains on sales of mortgage loans	(1,893)	(14,175)
Loss on disposal of premises and equipment	6,252	1,333
Increase in cash surrender value of bank-owned life insurance	(80,330)	(79,971)
Originations of mortgage loans held for sale	(85,168)	(395,500)
Proceeds from sales of mortgage loans	87,061	519,475
Increase in interest receivable	(29,769)	(35,485)
Decrease in interest payable	(15,868)	(24,074)
Decrease (increase) in deferred taxes	(53,548)	259,001
Other, net	(1,355,874)	(1,102,630)

Net cash provided by operating activities	202,397	1,066,164

INVESTING ACTIVITIES
Net decrease (increase) in loans, net of charge-offs	(3,038,935)	3,934,956
Recoveries on loans previously charged-off	4,024	94,190
Proceeds from sales of securities available-for-sale	22,596,249	34,726
Proceeds from maturities, prepayments, and calls of securities available-for-sale	17,525,011	30,450,505
Purchases of securities available-for-sale	(32,480,840)	(40,391,974)
Purchases of premises and equipment	(1,638,314)	(855,797)

Net cash provided by (used in) investing activities	2,967,195	(6,733,394)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(13,026,506)	47,768,649
Dividends paid	(1,031,238)	(979,676)
Increase in short-term borrowings	1,861,053	3,129,912
Repayment of Federal Home Loan Bank borrowings	(71,023)	(67,716)

Net cash provided by (used in) financing activities	(12,267,714)	49,851,169

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,098,122)	44,183,939
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,874,975	15,876,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,776,853	$60,060,450

Supplemental Disclosures:
Cash Paid for Interest	$1,102,085	$1,166,095
Cash Paid for Income Taxes	$8,496	$25,000
Loans transferred to other real estate owned	$207,534	—

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire year or any other period. The consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At September 30, 2014, the Company’s cash accounts exceeded federally insured limits by approximately $884,000. Additionally, the Company had approximately $16,420,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of September 30, 2014, which is not federally insured.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other-than-temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. There were no investment securities identified by management to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2014 and December 31, 2013.

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

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2014. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $8,728,398 and $9,489,935 as of September 30, 2014 and December 31, 2013, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $325,382 and $342,602 at September 30, 2014 and December 31, 2013, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as a result of this agreement was $5,563 and $6,083 for the three months ended September 30, 2014 and 2013, respectively, and $18,506 and $28,017 for the nine months ended September 30, 2014 and 2013, respectively.

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

SEPTEMBER 30, 2014 AND 2013

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,811,788 at September 30, 2014, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

Goodwill: Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). The goodwill value of $1,644,119 is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of September 30, 2014 and 2013. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

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

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,812,769 and $3,732,439 at September 30, 2014 and December 31, 2013, respectively. The death benefit value of the bank-owned life insurance at September 30, 2014 and December 31, 2013 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $50,707 and $54,958 for the three months ended September 30, 2014 and September 30, 2013, respectively. For the nine month periods ended September 30, 2014 and 2013 advertising expenses amounted to $140,030 and $153,354, respectively.

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

SEPTEMBER 30, 2014 AND 2013

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

Recent Accounting Pronouncements: In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure - The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) - The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion. The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - This Update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at September 30, 2014 and December 31, 2013:

	(Expressed in thousands)
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$46,595	$7	$(1,095)	$45,507
Obligations of states and political subdivisions	40,059	2,158	(117)	42,100
Mortgage-backed securities	110,329	337	(1,653)	109,013
Equity securities	167	36	(1)	202

Total available-for-sale	$197,150	$2,538	$(2,866)	$196,822

	(Expressed in thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$50,598	$18	$(2,170)	$48,446
Obligations of states and political subdivisions	60,049	1,421	(1,056)	60,414
Mortgage-backed securities	93,501	72	(2,673)	90,900
Equity securities	165	32	(2)	195

Total available-for-sale	$204,313	$1,543	$(5,901)	$199,955

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013, was approximately $121,225,000 and $145,017,000, which is approximately 61.6% and 72.5%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities till they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 70 positions that are temporarily impaired at September 30, 2014.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

	(Expressed in thousands)
	September 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$—	$—	$40,499	$(1,095)	$40,499	$(1,095)
Obligations of states and political subdivisions	804	(1)	5,700	(116)	6,504	(117)
Mortgage-backed securities	39,201	(211)	34,993	(1,442)	74,194	(1,653)

Total debt securities	40,005	(212)	81,192	(2,653)	121,197	(2,865)
Equity securities	—	—	28	(1)	28	(1)

Total	$40,005	$(212)	$81,220	$(2,654)	$121,225	$(2,866)

	(Expressed in thousands)
	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$46,416	$(2,170)	$—	$—	$46,416	$(2,170)
Obligations of states and political subdivisions	19,009	(867)	1,794	(189)	20,803	(1,056)
Mortgage-backed securities	65,915	(2,036)	11,805	(637)	77,720	(2,673)

Total debt securities	131,340	(5,073)	13,599	(826)	144,939	(5,899)
Equity securities	70	(1)	8	(1)	78	(2)

Total	$131,410	$(5,074)	$13,607	$(827)	$145,017	$(5,901)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$—	$—	$—	$—
Additions for credit-related OTTI not previously recognized	—	—	49	—
Reductions for securities sold during the period (realized)	—	—	(49)	—

Balance at end of period	$—	$—	$—	$—

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of September 30, 2014 and 2013.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$112	$112
Due after one year through five years	18,343	18,164
Due after five years through ten years	46,137	45,910
Due after ten years	22,062	23,421

	86,654	87,607
Mortgage-backed securities	110,329	109,013
Equity securities	167	202

Total	$197,150	$196,822

Proceeds from sales of securities available-for-sale during the nine month periods ended September 30, 2014 and 2013, were $22,596,249 and $34,726, respectively. Gross gains of $905,514 and gross losses of $36,546 were realized during the nine months ended September 30, 2014 and gross gains of $2,942 and gross losses of $18 were realized during the nine months ended September 30, 2013. Proceeds from sales of securities available-for-sale during the three month periods ended September 30, 2014 and 2013, were $10,386,512 and $17,940, respectively. Gross gains of $608,555 and gross losses of $0 were realized during the three months ended September 30, 2014 and gross gains of $674 and gross losses of $0 were realized during the three months ended September 30, 2013. Assets carried at $63,469,000 and $65,339,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2014 and December 31, 2013 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$9	$9	0.01%
After One But Within Five Years	16,994	16,768	1.60	7,490	7,416	1.81
After Five But Within Ten Years	29,599	28,737	1.79	43,099	41,021	1.81

	46,595	45,507	1.72	50,598	48,446	1.81
States & Political Subdivisions
Within One Year	110	110	6.14	1,288	1,321	6.59
After One But Within Five Years	1,349	1,396	6.09	1,246	1,305	5.95
After Five But Within Ten Years	16,538	17,173	5.38	25,960	26,125	5.11
After Ten Years	22,062	23,421	5.83	31,555	31,663	5.65

	40,059	42,100	5.66	60,049	60,414	5.44
Mortgage-Backed Securities	110,329	109,013	2.17	93,501	90,900	2.06
Equity Securities	167	202	2.61	165	195	4.02

Total	$197,150	$196,822	2.81%	$204,313	$199,955	3.02%

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES

Loans outstanding at September 30, 2014 and December 31, 2013, are as follows:

	(Expressed in Thousands)
	September 30, 2014	December 31, 2013
Consumer Real Estate:
Construction	$3,585	$487
Farmland	99	136
Residential 1-4 Family	23,428	23,275
Home Equity Loans	1,341	1,665
Home Equity Lines of Credit	3,610	3,684

Total Consumer Real Estate	32,063	29,247
Commercial Real Estate:
Non-farm, non-residential	36,424	35,345
Multifamily (5 or more) residential properties	8,841	8,762

Total Commercial Real Estate	45,265	44,107
Commercial and Other Loans:
Commercial	5,793	5,489
Non-rated industrial development obligations	10,323	11,200
Other loans	19	36

Total Commercial and Other Loans	16,135	16,725
Consumer Loans:
Installment and other loans to individuals	2,583	2,921
Credit Cards	481	535

Total Consumer Loans	3,064	3,456

Total loans	$96,527	$93,535
Less unearned interest and deferred fees	143	133

Gross loans	$96,384	$93,402

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

SEPTEMBER 30, 2014 AND 2013

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

Non-accrual loans amounted to $1,148,928 and $1,270,447 at September 30, 2014 and December 31, 2013, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $9,891 and $20,815 for the three months ended September 30, 2014 and September 30, 2013, respectively. For the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $47,309, $64,494 and $84,793, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Total Loans	90 Days or more Past Due and Accruing
Commercial and other loans	$16,096	$20	$—	$19	$39	$16,135	$—
Commercial real estate	44,458	15	289	503	807	45,265	—
Consumer real estate	31,858	136	—	69	205	32,063	—
Consumer	3,053	11	—	—	11	3,064	—
Unearned interest and deferred fees	(143)	—	—	—	—	(143)	—

Total loans	$95,322	$182	$289	$591	$1,062	$96,384	$—

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$20	$—	$19	$39	$39	$—
Commercial real estate	—	15	289	503	807	807	—
Consumer real estate	234	—	—	69	69	303	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$234	$35	$289	$591	$915	$1,149	$—

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$16,096	$—	$39	$—	$16,135
Commercial Real Estate	39,634	1,349	4,282	—	45,265
Construction and Land Development	3,333	—	351	—	3,684

Total	$59,063	$1,349	$4,672	$—	$65,084

Current	$59,063	$1,349	$3,826	$—	$64,238
Past Due 30-59 days	—	—	—	—	—
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	846	—	846

Total	$59,063	$1,349	$4,672	$—	$65,084

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and Other	$16,675	$—	$50	$—	$16,725
Commercial Real Estate	35,302	3,936	4,869	—	44,107
Construction and Land Development	272	—	351	—	623

Total	$52,249	$3,936	$5,270	$—	$61,455

Current	$52,249	$3,936	$4,349	$—	$60,534
Past Due 30-59 days	—	—	10	—	10
Past Due 60-89 days	—	—	—	—	—
Past Due 90 days or more	—	—	—	—	—
Non- accrual	—	—	911	—	911

Total	$52,249	$3,936	$5,270	$—	$61,455

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Performing	Non-performing	Total
Consumer	$3,064	$—	$3,064
Consumer Real Estate	28,076	303	28,379

Total	$31,140	$303	$31,443

December 31, 2013	Performing	Non-performing	Total
Consumer	$3,452	$4	$3,456
Consumer Real Estate	28,269	355	28,624

Total	$31,721	$359	$32,080

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Impaired loans at September 30, 2014 and December 31, 2013 are set forth in the following tables (in thousands):

	September 30, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$39	$—	$39	$39	$39
Commercial real estate	849	509	340	849	100
Consumer real estate	499	148	351	499	34

Total	$1,387	$657	$730	$1,387	$173

	December 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$36	$4	$32	$36	$32
Commercial real estate	930	378	552	930	136
Consumer real estate	231	231	—	231	—

Total	$1,197	$613	$584	$1,197	$168

Interest income of $586 and $1,763 was recognized on the impaired commercial real estate loan subsequent to its classification as impaired for the three months and nine months ended September 30, 2014. Interest income of $5,308 and $7,211 was recognized on the impaired consumer real estate loan subsequent to its classification as impaired for the three months and nine months ended September 30, 2014. Interest income of $628 and $649 was recognized on one impaired commercial real estate loan subsequent to its classification as impaired for the three and nine months ended September 30, 2013.

The average recorded investment in impaired loans are set forth below in the following table (in thousands):

	Average Recorded Investment
	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Commercial and other loans	$22	$32	$23	$31
Commercial real estate	656	1,865	812	2,754
Consumer real estate	531	245	325	247

Total	$1,209	$2,142	$1,160	$3,032

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There were two TDRs in accrual status at September 30, 2014 and one at December 31, 2013.

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

	(Expressed in thousands)			(Expressed in thousands)
	For the three months ended			For the nine months ended
	September 30, 2014			September 30, 2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	1	351	351

Total	—	$—	$—	1	$351	$351

Troubled Debt Restructurings
That subsequently defaulted
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	1	351	351	1	351	351

Total	1	$351	$351	1	$351	$351

The concession granted on the TDR that originated in 2014 was an extension of the maturity date. At September 30, 2014 and December 31, 2013, there were funds of $7,884 and $5,711 committed to be advanced to customers whose loans were classified as TDRs.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the nine months ended as of September 30, 2014 and September 30, 2013 (in thousands):

September 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	(5)	(36)	—	(16)	(57)
Recoveries	—	—	—	4	4
Provision	(17)	(15)	31	1	—

Ending Balance, September 30, 2014	$238	$1,264	$294	$16	$1,812

Loans individually evaluated for impairment	$39	$100	$34	$—	$173
Loans collectively evaluated for impairment	199	1,164	260	16	1,639

Ending Balance	$238	$1,264	$294	$16	$1,812

September 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2013	$179	$1,762	$193	$47	$2,181
Charge-offs	—	—	—	(7)	(7)
Recoveries	—	84	—	11	95
Provision	120	(312)	208	(16)	—

Ending Balance, September 30, 2013	$299	$1,534	$401	$35	$2,269

Loans individually evaluated for impairment	$23	$186	$—	$—	$209
Loans collectively evaluated for impairment	276	1,348	401	35	2,060

Ending Balance	$299	$1,534	$401	$35	$2,269

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL for the three months ended as of September 30, 2014 and September 30, 2013 (in thousands):

September 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2014	$240	$1,270	$330	$24	$1,864
Charge-offs	(5)	(36)	—	(12)	(53)
Recoveries	—	—	—	1	1
Provision	3	30	(36)	3	—

Ending Balance, September 30, 2014	$238	$1,264	$294	$16	$1,812

September 30, 2013	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2013	$179	$1,762	$193	$51	$2,185
Charge-offs	—	—	—	(2)	(2)
Recoveries	—	84	—	2	86
Provision	120	(312)	208	(16)	—

Ending Balance, September 30, 2013	$299	$1,534	$401	$35	$2,269

The following table presents loans individually and collectively evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Commercial and other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$39	$849	$499	$—	$—	$1,387
Loans collectively evaluated	16,096	44,416	31,564	3,064	(143)	94,997

Ending Balance	$16,135	$45,265	$32,063	$3,064	$(143)	$96,384

December 31, 2013
Loans individually evaluated	$36	$930	$231	$—	$—	$1,197
Loans collectively evaluated	16,689	43,177	29,016	3,456	(133)	92,205

Ending Balance	$16,725	$44,107	$29,247	$3,456	$(133)	$93,402

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows (in thousands):

	September 30, 2014	December 31, 2013	Estimated Useful Life Years
Land	$1,984	$1,984
Land improvements	411	404	5 - 20
Leasehold improvements	1,087	1,083	5 - 20
Buildings	6,702	5,364	5 - 50
Furniture, fixtures & equipment	4,185	4,756	3 - 30

Total	14,369	13,591
Less accumulated depreciation	6,187	6,590

Premises and equipment, net	$8,182	$7,001

Charges to operations for depreciation approximated $146,794 and $137,366 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expenses were $450,878 and $416,233 for the nine months ended September 30, 2014 and 2013, respectively.

The Buildings, Furniture, fixtures, and equipment, and Land improvements line items include construction-in-progress for the renovations to the Warwood branch of $1,518,000, $107,000, and $20,000, respectively, as of September 30, 2014 and $172,000, $52,000, and $11,000 as of December 31, 2013.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at September 30, 2014 and December 31, 2013 follows (in thousands):

	September 30, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$40,476	$45,044	$108,466	$61,245
States and political subdivisions	349	9,510	4,589	2,478
Commercial banks and other depository institutions	181	—	31	481

Total	$41,006	$54,554	$113,086	$64,204

	December 31, 2013
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$55,234	$49,356	$104,077	$64,128
States and political subdivisions	601	5,456	3,963	2,478
Commercial banks and other depository institutions	72	—	31	481

Total	$55,907	$54,812	$108,071	$67,087

A maturity distribution of time certificates of deposit at September 30, 2014 and December 31, 2013, follows:

(dollars in thousands)	Maturities of Time Deposits
	September 30, 2014	December 31, 2013
Due in 2014	$10,459	$37,018
Due in 2015	28,882	12,928
Due in 2016	12,468	7,856
Due in 2017	6,086	5,590
Due in 2018	4,422	3,579
Due in 2019 and thereafter	1,887	116

Total	$64,204	$67,087

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $21,612,000 and $22,249,000 at September 30, 2014 and December 31, 2013, respectively. Interest expense on certificates of deposit of $100,000 or more was $70,124 and $70,688 for the three months ended September 30, 2014 and 2013, respectively. Interest expense on certificates of deposit of $100,000 or more was $203,487 and $226,279 for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents time deposits of $100,000 or more issued by domestic offices by time remaining until maturity of 3 months or less; over 3 through 6 months; over 6 through 12 months; and over 12 months.

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	September 30, 2014	December 31, 2013
Three Months or Less	$3,380	$5,700
Over Three and Less than Six Months	5,002	3,040
Over Six and Less than Twelve Months	4,400	4,011
Over Twelve Months	8,830	9,498

Total	$21,612	$22,249

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2014 was approximately $33.4 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,444,557 and $3,515,580 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 the subsidiary bank had three fixed rate amortizing advances which totaled $3,444,557 with interest rates ranging from 4.65% to 4.89%. Two of these advances totaling $1,938,128 at September 30, 2014 will mature in 2018 and one advance totaling $1,506,429 at September 30, 2014 will mature in 2023. The collateral securing these borrowings totaled $3,585,574 at September 30, 2014.

The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 1, 2015. The maximum credit available is $19.8 million under the agreement. There were no borrowings outstanding under this agreement at September 30, 2014 and December 31, 2013, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2014 were as follows (in thousands):

Due in 2014	$24
Due in 2015	100
Due in 2016	105
Due in 2017	110
Due in 2018	1,760
Due in 2019 and thereafter	1,346

Total	$3,445

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 is as follows:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning Balance	$282	$(1,116)	$(2,718)	$3,129
Other comprehensive income (loss) before reclassifications	(107)	49	3,024	(4,195)
Amounts reclassified from accumulated other comprehensive income	(380)	(1)	(511)	(2)

Period Change	(487)	48	2,513	(4,197)

Ending Balance	$(205)	$(1,068)	$(205)	$(1,068)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three months ended September 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(609)	$(1)	Net securities gains
Related income tax expense	229	—	Provision for income taxes

Net effect on accumulated other comprehensive income (loss) for the period	$(380)	$(1)	Net of tax

Total reclassifications for the period	$(380)	$(1)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine months ended September 30,		Affected Line Item in the Statement of Income
(unaudited in thousands)	2014	2013
Securities available for sale (1):
Net securities gains reclassified into earnings	$(868)	$(3)	Net securities gains
Other-than-temporary losses classified into earnings	49	—	Other-than-temporary losses on investments
Related income tax expense	308	1	Provision for income taxes

Net effect on accumulated other comprehensive income (loss) for the period	$(511)	$(2)	Net of tax

Total reclassifications for the period	$(511)	$(2)	Net of tax

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

As of September 30, 2014, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company and its subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First West Virginia Bancorp, Inc.
As of September 30, 2014
Total Capital (to Risk Weighted Assets)	$34,425	21.91%	$12,567	8.0%	$15,709	10.0%
Tier I Capital (to Risk Weighted Assets)	32,613	20.76%	6,283	4.0%	9,425	6.0%
Tier I Capital (to Adjusted Total Assets)	32,613	9.77%	13,347	4.0%	16,684	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,748	21.43%	$12,600	8.0%	$15,750	10.0%
Tier I Capital (to Risk Weighted Assets)	31,883	20.24%	6,300	4.0%	9,450	6.0%
Tier I Capital (to Adjusted Total Assets)	31,883	9.32%	13,686	4.0%	17,108	5.0%
Progressive Bank, N.A.
As of September 30, 2014
Total Capital (to Risk Weighted Assets)	$34,270	21.85%	$12,545	8.0%	$15,682	10.0%
Tier I Capital (to Risk Weighted Assets)	32,458	20.70%	6,273	4.0%	9,409	6.0%
Tier I Capital (to Adjusted Total Assets)	32,458	9.73%	13,337	4.0%	16,672	5.0%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$33,577	21.35%	$12,580	8.0%	$15,725	10.0%
Tier I Capital (to Risk Weighted Assets)	31,712	20.17%	6,290	4.0%	9,435	6.0%
Tier I Capital (to Adjusted Total Assets)	31,712	9.28%	13,676	4.0%	17,095	5.0%

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

SEPTEMBER 30, 2014 AND 2013

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

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	September 30, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$45,507	$—	$45,507
Obligations of states and political subdivisions	—	42,100	—	42,100
Mortgage-backed securities	—	109,013	—	109,013
Equity securities	202	—	—	202

Total securities available for sale:	$202	$196,620	$—	$196,822

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$517	$517

(dollars in thousands)	December 31, 2013
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$48,446	$—	$48,446
Obligations of states and political subdivisions	—	60,414	—	60,414
Mortgage-backed securities	—	90,900	—	90,900
Equity securities	195	—	—	195

Total securities available for sale:	$195	$199,760	$—	$199,955

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$372	$372
Mortgage servicing rights	$—	$—	$1	$1

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Securities Available-for-sale

Where quoted market prices are available in an active market, securities are classified within Level I of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters. Such securities are classified in Level II of the valuation hierarchy.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level III inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$517	Appraisal of collateral (1)	Appraisal adjustments (2)	-30.0% (-30.0%)
			Liquidation expenses (2)	9.0% (9.0%)

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$372	Appraisal of collateral (1)	Appraisal adjustments (2)	0%
			Liquidation expenses (2)	15.8% to 23.1% (20.5%)
Mortgage Servicing Rights	$1	Discounted Cash Flow	Prepayment rate (3)	7.8% to 17.2% (10.5%)
			Discount rate	9.5%

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Conditional prepayment rates reflect future long-run prepayment estimates by bond dealers for the nation as a whole as well as the Company’s actual prepayment history. Prepayment rates are highly sensitive to market interest rates.

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

SEPTEMBER 30, 2014 AND 2013

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

Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters.

Loans: The fair value for net loans is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality.

Accrued Interest Receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposits: Noninterest bearing and interest bearing demand deposits and savings deposits are valued based on the discounted value of cash flows after estimating the weighted average remaining term and adding estimated wholesale borrowing costs to the rate. The fair values for time deposits are based on discounted value of cash flows.

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

The estimates of fair values of financial instruments are summarized as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$22,777	$22,777	$—	$—	$22,777
Investment securities	196,822	202	196,620	—	196,822
Loans	94,572	—	—	95,499	95,499
Accrued interest receivable	1,198	1,198	—	—	1,198
Financial liabilities:
Deposits	272,850	197,521	64,147	—	261,668
Federal funds purchased and repurchase agreements	22,076	22,076	—	—	22,076
Federal Home Loan Bank borrowings	3,445	—	3,738	—	3,738
Accrued interest payable	119	119	—	—	119

	December 31, 2013
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$31,875	$31,875	$—	$—	$31,875
Investment securities	199,955	195	199,760	—	199,955
Loans	91,537	—	—	91,413	91,413
Accrued interest receivable	1,168	1,168	—	—	1,168
Financial liabilities:
Deposits	285,877	195,135	67,308	—	262,443
Federal funds purchased and repurchase agreements	20,215	20,215	—	—	20,215
Federal Home Loan Bank borrowings	3,516	—	3,917	—	3,917
Accrued interest payable	134	134	—	—	134

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Years ended December 31,
	2014	2013	2014	2013	2013	2012	2011
SUMMARY OF OPERATIONS
Total interest income	$2,425	$2,351	$7,215	$7,011	$9,414	$9,838	$11,207
Total interest expense	365	379	1,086	1,142	1,524	1,789	2,229
Net interest income	2,060	1,972	6,129	5,869	7,890	8,049	8,978
Provision (credit) for loan losses	—	—	—	—	(400)	(248)	600
Total other income	865	270	1,578	796	1,440	2,352	2,034
Total other expenses	2,014	1,948	5,949	5,728	7,672	7,604	7,626
Income before income taxes	911	294	1,758	937	2,058	3,045	2,786
Net income	774	391	1,758	1,187	2,241	2,538	2,454
PER SHARE DATA (1)
Net income	$0.45	$0.23	$1.02	$0.69	$1.30	$1.48	$1.43
Cash dividends declared	0.20	0.19	0.60	0.57	0.76	0.73	0.73
Book value per share	19.80	18.45	19.80	18.45	17.91	20.77	20.09
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$95,342	$97,410	$92,720	$98,514	$97,374	$104,566	$115,415
Investment securities	199,438	176,964	200,910	173,807	177,809	154,755	136,409
Deposits - interest bearing	231,891	218,769	229,931	215,587	218,229	208,308	204,616
Stockholders’ equity	33,866	32,613	33,614	32,473	32,597	31,608	30,498
Total assets	335,321	318,699	335,534	306,861	316,172	293,601	283,734
SELECTED RATIOS
Return on average assets	0.92%	0.49%	0.70%	0.52%	0.71%	0.86%	0.86%
Return on average equity	9.07%	4.76%	6.99%	4.89%	6.87%	8.03%	8.05%
Average equity to average assets	10.10%	10.23%	10.02%	10.58%	10.31%	10.77%	10.75%
Dividend payout ratio (1)	44.44%	82.61%	58.82%	82.61%	58.46%	49.32%	51.05%
Loan to Deposit ratio	35.32%	32.44%	35.32%	32.44%	32.67%	40.33%	45.75%

	September 30,		December 31,
	2014	2013	2013	2012	2011
BALANCE SHEET
Investments	$196,822	$181,348	$199,955	$178,208	$150,961
Loans	96,384	95,446	93,402	99,387	109,428
Allowance for loan losses	(1,812)	(2,269)	(1,865)	(2,181)	(2,504)
Other assets	41,774	77,867	50,653	31,133	35,373

Total Assets	$333,168	$352,392	$342,145	$306,547	$293,258

Deposits	$272,850	$294,231	$285,877	$246,462	$239,177
Federal funds purchased and repurchase agreements	22,076	21,896	20,215	18,767	14,013
FHLB borrowings	3,445	3,539	3,516	3,606	3,693
Other liabilities	767	1,013	1,747	2,009	1,848
Stockholders’ equity	34,030	31,713	30,790	35,703	34,527

Total Liabilities and Stockholders’ equity	$333,168	$352,392	$342,145	$306,547	$293,258

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

The Company reported net income of $1,757,770 or $1.02 per share for the nine months ended September 30, 2014 compared to $1,186,723 or $.69 per share for the same period during 2013. The increase in net income for the nine months ended September 30, 2014 as compared to the same period in 2013 of $571,047 or 48.1% was primarily the result of the increase in net interest income and noninterest income, offset in part by the increase in noninterest expense and the decrease in the income tax benefit. Net interest income increased $259,865 or 4.4%, primarily due to the increase in the interest earned on investment securities and the decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest and fees earned on loans. Noninterest income increased $781,939 or 98.2% primarily due to the increase in the net gains on sales of investment securities offset in part by the other-than-temporary losses on investments combined with the decrease in service charges and fees earned on deposit accounts and the decrease in other operating income. Noninterest expenses increased $220,077 or 3.8% during the nine month period ended September 30, 2014 as compared to the same period in 2013 primarily due to increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses. The ROA was .70% for the nine months ended September 30, 2014 as compared to .52% for the same period of the prior year. For the nine months ended September 30, 2014 compared to September 30, 2013, the ROE was 6.99% and 4.89%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the third quarter of 2014, net income was $773,825 or $.45 per share as compared to $390,971 or $.23 per share for the same period in 2013. The increase in net income for the three months ended September 30, 2014 as compared to the same period in 2013 of $382,854 or 97.9% was primarily the result of the increase in net interest income and noninterest income, offset in part by the increase in noninterest expense and the decrease in the income tax benefit. Net interest income increased $87,309 or 4.4% primarily due to the increase in the interest earned on investment securities and the decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest and fees earned on loans. Noninterest income increased $595,459 for the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to the increase in the net gains on sales of investment securities, offset slightly by the decrease in service charges and fees earned on deposit accounts and other operating income. Noninterest expense increased $65,876 or 3.4% during the three month period ended September 30, 2014 as compared to the same period in 2013 primarily due to the increases in salary and employee benefits expenses and other operating expenses, offset in part by the decrease in occupancy expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the nine months ended September 30, 2014

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014, net interest income was $6,129,132, an increase of $259,865 or 4.4%, from the same period in 2013. Net interest income increased primarily due to the increase in the average volume of earning assets offset in part by the decrease in the taxable equivalent net yield on earning assets. The average earnings assets increased approximately $26.9 million or 9.3% from September 30, 2013 to 2014. The taxable equivalent net yield on earning assets decreased from 3.25% at September 30, 2013 to 3.12% at September 30, 2014.

Interest income on investment securities during the first nine months of 2014 increased $523,177 or 17.1% as compared to the same period of the prior year. The increase in interest income on investment securities during the first nine months of 2014 was primarily due to the rise in the average volume offset in part by the decrease in the taxable equivalent yield. The average volume of investment securities has increased approximately $23.1 million or 13.0% since December 31, 2013. The taxable equivalent yield on investment securities decreased 5 basis points in 2014, from 3.07% at December 31, 2013 to 3.02% at September 30, 2014 and also decreased 5 basis points from September 30, 2013.

Interest and fees on loans decreased $355,859 or 9.1%, from the same period in 2013 primarily due to the decrease in the average loan volume combined with the decline in the average yield on loans. The average loan volume decreased approximately $4.7 million or 4.8% since December 31, 2013. The taxable equivalent yield on loans fell 12 basis points in 2014 from 5.62% at December 31, 2013 to 5.50% at September 30, 2014 and fell 10 basis points from September 30, 2013.

During the nine months ended September 30, 2014, interest expense declined $55,804 or 4.9% as compared to the same period in 2013. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2014. The average yield paid on interest bearing liabilities fell 6 basis points from .63% at December 31, 2013 to .57% at September 30, 2014 and decreased 7 basis points since September 30, 2013. The average volume of interest bearing liabilities increased approximately $12.9 million or 5.3% since December 31, 2013.

Noninterest Income

Noninterest income increased $781,939 or 98.2% for the nine months ended September 30, 2014 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities offset in part by the other-than-temporary losses on investments combined with the decrease in service charges and fees earned on deposit accounts and the decrease in other operating income.

The net gains on investment securities increased $866,044 for the nine month period ended September 30, 2014 as compared to the same period in 2013. The Company’s subsidiary bank sold approximately $21.7 million of nontaxable state and political subdivision securities during the second and third quarters of 2014 in order to reinvest in mortgage backed investment securities and taxable securities of state and political subdivisions in accordance with the Company’s deferred tax asset plan. The Company accounted for securities gains of $905,514 and securities losses of $36,546 during the nine month period ended September 30, 2014 and securities gains of $2,942 and securities losses of $18 during the nine month period ended September 30, 2013.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $25,646 in the first nine months of 2014 as compared to the same period in 2013, down 8.4% from 2013.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2014, other operating income decreased $9,141 or 1.9% compared to the same period in 2013. The decrease in other operating income was primarily due to decreases in FHLB fee income, checkbook income, and other miscellaneous income, offset in part by an increase in ATM fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Two Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2014 and 2013. Average balance sheet information for the periods ended September 30, 2014 and 2013 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification.

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$49,313	$665	1.80%	$44,825	$585	1.74%
Mortgage backed securities	98,574	1,428	1.94%	78,182	1,056	1.81%
States and political subdivisions	52,857	1,478	3.74%	50,618	1,406	3.71%
Other securities	166	3	2.42%	182	4	2.94%

Total Investment securities:	200,910	3,574	2.38%	173,807	3,051	2.35%
Interest bearing deposits	20,037	37	0.25%	14,481	24	0.22%
Loans, net of unearned income	92,720	3,565	5.14%	98,514	3,921	5.32%
Other earning assets	1,313	39	3.97%	1,328	15	1.51%

Total earning assets	314,980	7,215	3.06%	288,130	7,011	3.25%
Other assets	22,416			20,933
Allowance for loan losses	(1,862)			(2,202)

Total Assets	$335,534			$306,861

LIABILITIES
Time deposits	$65,588	$516	1.05%	$69,576	$628	1.21%
Savings deposits	111,073	274	0.33%	97,958	243	0.33%
Interest bearing demand deposits	53,270	48	0.12%	48,053	43	0.12%
Federal funds purchased and repurchase agreements	20,403	124	0.81%	18,287	100	0.73%
FHLB and other long-term borrowings	3,479	124	4.77%	3,572	128	4.79%

Total interest bearing liabilities	253,813	1,086	0.57%	237,446	1,142	0.64%
Demand deposits	47,603			36,259
Other liabilities	504			683

Total Liabilities	301,920			274,388
STOCKHOLDERS’ EQUITY	33,614			32,473

Total Liabilities and Stockholders’ Equity	$335,534			$306,861

Net yield on earning assets		$6,129	2.60%		$5,869	2.72%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2014 and 2013, respectively. The effect of this adjustment is presented below.

Investment securities	$200,910	$4,541	3.02%	$173,807	$3,988	3.07%
Loans	92,720	3,817	5.50%	98,514	4,129	5.60%

Total earning assets	$314,980	$8,434	3.58%	$288,130	$8,156	3.78%

Taxable equivalent net yield on earning assets		$7,348	3.12%		$7,014	3.25%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2014 (continued)

Noninterest Expense

Noninterest expense increased $220,077 or 3.8% for the nine months ended September 30, 2014 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses, occupancy expenses, and other operating expenses.

Salary and employee benefits expenses increased $88,336 or 3.2% during the nine months ended September 30, 2014 over the same period in 2013. Salary and employee benefits expenses in 2014 compared to 2013 increased primarily as a result of a rise in salary expenses and payroll taxes, offset in part by a slight decrease in employee benefits expenses.

Net occupancy expenses of premises increased $32,202 or 2.7% during the nine months ended September 30, 2014 compared to the same period in 2013. Increases in furniture and fixtures expenses, depreciation expenses, banking house expenses, and insurance expenses, offset in part by the decline in real estate taxes, land lease expense, and utilities contributed to the increase in occupancy expenses in 2014 as compared to 2013.

Other operating expenses for the nine months ended September 30 included the following:

	2014	2013	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$105,475	$71,825	$33,650	46.9%
Stationery and supplies	108,048	106,013	2,035	1.9%
Regulatory assessment and deposit insurance	222,908	205,614	17,294	8.4%
Advertising	140,030	153,354	(13,324)	(8.7)%
Postage and transportation	115,851	132,185	(16,334)	(12.4)%
Other taxes	88,466	104,840	(16,374)	(15.6)%
Service expense	382,028	338,794	43,234	12.8%
Other	656,812	607,454	49,358	8.1%

Total	$1,819,618	$1,720,079	$99,539	5.8%

Income Taxes

Income tax expense for the nine month period ended September 30, 2014 was $536, increasing $250,680 compared to the income tax benefit for the nine month period ended September 30, 2013. The increase in income tax expense was primarily due to the increase in net gains on sales of securities during the first nine months of 2014 over the same period in 2013. Components of the income tax expense for September 30, 2014 were $50,193 for federal tax benefit and $50,729 for West Virginia corporate net income tax expense. Federal income tax rates remain consistent at 34% for the nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013. West Virginia corporate net income tax rates were 6.50% in 2014 and 7.00% in 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Three Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2014 and 2013. Average balance sheet information for the periods ended September 30, 2014 and 2013 was compiled using the daily averages. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average rates were annualized for the three month periods ended September 30, 2014 and 2013.

	For the three months ended			For the three months ended
	September 30, 2014			September 30, 2013
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U.S. Government agencies	$48,160	$213	1.75%	$45,125	$198	1.74%
Mortgage backed securities	104,382	507	1.93%	79,743	363	1.81%
Obligations of states and political subdivisions	46,730	446	3.79%	51,921	477	3.64%
Other securities	166	1	2.39%	175	1	2.27%

Total Investment securities:	199,438	1,167	2.32%	176,964	1,039	2.33%
Interest bearing deposits	17,428	10	0.23%	24,267	11	0.18%
Loans, net of unearned income	95,342	1,234	5.13%	97,410	1,295	5.27%
Other earning assets	1,310	14	4.24%	1,330	6	1.79%

Total earning assets	313,518	2,425	3.07%	299,971	2,351	3.11%
Other assets	23,661			20,967
Allowance for loan losses	(1,858)			(2,239)

Total Assets	$335,321			$318,699

LIABILITIES
Time deposits	$64,831	$166	1.02%	$68,982	$200	1.15%
Savings deposits	112,637	94	0.33%	100,495	84	0.33%
Interest bearing demand deposits	54,423	18	0.13%	49,292	15	0.12%
Federal funds purchased and repurchase agreements	21,649	46	0.84%	19,809	38	0.76%
FHLB and other long-term borrowings	3,456	41	4.71%	3,549	42	4.70%

Total interest bearing liabilities	256,996	365	0.56%	242,127	379	0.62%
Demand deposits	43,982			43,470
Other liabilities	477			489

Total Liabilities	301,455			286,086
STOCKHOLDERS’ EQUITY	33,866			32,613

Total Liabilities and Stockholders’ Equity	$335,321			$318,699

Net yield on earning assets		$2,060	2.61%		$1,972	2.61%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2014 and 2013, respectively. The effect of this adjustment is presented below.

Investment securities	$199,438	$1,452	2.89%	$176,964	$1,356	3.04%
Loans	95,342	1,313	5.46%	97,410	1,369	5.58%

Total earning assets	$313,518	$2,789	3.53%	$299,971	$2,742	3.63%

Taxable equivalent net yield on earning assets		$2,424	3.07%		$2,364	3.13%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2014

Net Interest Income

For the three months ended September 30, 2014, net interest income was $2,059,650, increasing $87,309 or 4.4%, from the same period in 2013. The increase in net interest income was primarily due to the increase in the interest earned on investment securities combined with the decrease in the interest paid on interest bearing liabilities, offset in part by the decrease in the interest earned on loans. The taxable equivalent net yield on earning assets decreased from 3.13% at September 30, 2013 to 3.07% at September 30, 2014. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2014 and 2013.

Interest and fees on loans decreased $61,170 or 4.7% for the three month period ended September 30, 2014 as compared to the same period in 2013 due to the decline in the average volume of loans combined with the decrease in the average yield on loans. The average loan volume decreased approximately $2.0 million or 2.1% since December 31, 2013. The taxable equivalent yield on loans fell 16 basis points, to 5.46% at September 30, 2014 from 5.62% at December 31, 2013.

Interest income on investment securities increased $128,280 or 12.3% during the third quarter of 2014 compared to the same period of the prior year. The increase in interest income on investment securities was primarily due to the rise in the average volume, offset in part by a decline in the yield earned. The investment portfolio average volume increased approximately $21.6 million or 12.2% since December 31, 2013 and $22.5 million or 12.7% since September 30, 2013. The taxable equivalent yield earned on investment securities declined 15 basis points, to 2.89% for the three months ended September 30, 2014 as compared to 3.04% for the same period in 2013.

Interest expense paid on interest bearing liabilities fell $13,440 or 3.6% during the three months ended September 30, 2014 as compared to the same period in 2013. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in the average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 6 basis points, from .62% at September 30, 2013 to .56% at September 30, 2014. The average volume of interest bearing liabilities rose approximately $14.9 million or 6.1%, from September 30, 2013 to September 30, 2014 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits, and repurchase agreements offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income increased $595,459 for the three months ended September 30, 2014 as compared to the same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities, offset in part by the slight decreases in service charges and other fee income and other operating income.

The net gains on investment securities increased $607,881 for the three month period ended September 30, 2014 as compared to the same period in 2013. The Company’s subsidiary bank sold approximately $9.8 million of nontaxable state and political subdivision securities during the third quarter of 2014 in order to reinvest in mortgage backed investment securities in accordance with the Company’s deferred tax asset plan. The Company accounted for securities gains of $608,555 and securities losses of $0 during the three month period ended September 30, 2014 and securities gains of $674 and securities losses of $0 during the three month period ended September 30, 2013.

Service charges and other fee income fell $11,965 during the third quarter of 2014 as compared to the same period in 2013, down 10.7% from 2013.

Noninterest Expense

Noninterest expense increased $65,876 or 3.4% for the three months ended September 30, 2014 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses and other operating expenses, offset in part by the decrease in occupancy expenses.

Salary and employee benefits expenses increased $70,992 or 7.4% during the three months ended September 30, 2014 over the same period in 2013. Salary and employee benefits expense in 2014 compared to 2013 increased primarily as a result of an increase in salary expenses and payroll taxes, offset in part by a slight decrease in employee benefits expenses.

Net occupancy expense of premises decreased $13,836 or 3.4% during the three months ended September 30, 2014 compared to the same period in 2013. The decrease in net occupancy expenses in 2014 as compared to 2013 was primarily due to a decrease in banking house expenses, real estate taxes, and utilities, offset in part by increases in furniture and fixtures expenses, depreciation expenses, and insurance expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2014 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended September 30 included the following:

	2014	2013	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$40,575	$24,075	$16,500	68.5%
Stationery and supplies	37,530	34,031	3,499	10.3%
Regulatory assessment and deposit insurance	70,646	70,027	619	0.9%
Advertising	50,707	54,958	(4,251)	(7.7)%
Postage and transportation	39,363	43,383	(4,020)	(9.3)%
Other taxes	(1,137)	14,699	(15,836)	(107.7)%
Service expense	125,644	119,515	6,129	5.1%
Other	218,308	212,228	6,080	2.9%

Total	$581,636	$572,916	$8,720	1.5%

Income Taxes

Income tax expense for the three month period ended September 30, 2014 was $137,464, increasing $234,038 compared to the income tax benefit for the three month period ended September 30, 2013. The increase in income tax expense was primarily due to the increase in net gains on sales of securities during the three month period ended September 30, 2014 over the same period in 2013.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $3.1 million or 1.6% from December 31, 2013 to September 30, 2014. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 79.6% of total securities at September 30, 2014, as compared to 69.8% at December 31, 2013. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at September 30, 2014 and December 31, 2013. The decrease in available for sale securities was primarily due to the sales of nontaxable state and political subdivision securities in accordance with the Company’s deferred tax asset plan as well as maturities, prepayments, and calls, offset in part by purchases of mortgage backed investment securities, securities of state and political subdivisions, and obligations of U.S. Government corporations and agencies combined with an increase in the market value of the securities. The Company did not have any investment securities classified as held to maturity securities at September 30, 2014 and December 31, 2013. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying value of securities available for sale was below amortized cost by $328,304 at September 30, 2014 and $4,358,005 at December 31, 2013, respectively.

Loans

Total loans, net of unearned income, increased $2,981,911 or 3.2% from December 31, 2013 to September 30, 2014. The increase in total loans in 2014 was primarily due to increases in consumer real estate loans and commercial real estate loans of $2,816,000 and $1,158,000, respectively, offset in part by decreases in commercial and other loans and consumer loans of $590,000 and $392,000, respectively. The increase in consumer real estate loans was primarily due to an increase in construction loans. The increase in commercial real estate loans during 2014 was primarily due to an increase in non-farm, non-residential loans combined with a slight increase in multifamily residential loans. Commercial and other loans declined during 2014 primarily in non-rated industrial development obligations. The decline in consumer loans was in installment loans and other loans to individuals and credit cards.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-seven percent (47%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty-three percent (33%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised seventeen percent (17%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2013 to September 30, 2014 were a 2% increase in consumer real estate loans, a 1% decrease in consumer loans and a 1% decrease in commercial and other loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Four - Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2014 and December 31, 2013:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2014			December 31, 2013
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Construction	$351	$2,910	$324	$351	$37	$99
Commercial real estate - nonfarm, nonresidential property	739	6,723	28,962	913	6,788	27,644
Commercial	675	1,744	3,374	594	2,684	2,211
Nonrated industrial development obligations	266	1,427	8,630	564	1,631	9,005

Total	$2,031	$12,804	$41,290	$2,422	$11,140	$38,959

The following table presents an analysis of fixed and variable rate loans as of September 30, 2014 and December 31, 2013 along with the contractual maturities of loans other than installment loans and residential mortgages:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2014			December 31, 2013
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Fixed Rates	$1,291	$7,865	$5,873	$1,526	$9,213	$6,815
Variable Rates	740	4,939	35,417	896	1,927	32,144

Total	$2,031	$12,804	$41,290	$2,422	$11,140	$38,959

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement was $8,728,398 and $9,489,935 as of September 30, 2014 and December 31, 2013, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $325,382 and $342,602 at September 30, 2014 and December 31, 2013, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $1,750,000 at September 30, 2014 as compared to $1,314,000 at December 31, 2013. The increase in non-performing loans in 2014 was primarily due to an increase in renegotiated loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing Loans (Continued)

Table Five - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	September 30,	December 31,
	2014	2013	2012	2011	2010
Past Due 90 Days or More, still accruing:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	28
Consumer	—	—	—	—	—

	$—	$—	$—	$—	$28

Renegotiated:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	42	44	—	—	—
Consumer real estate	351	—	—	—	—
Consumer	—	—	—	—	—

	$393	$44	$—	$—	$—

Non-accrual:
Commercial and other loans	$39	$26	$31	$39	$54
Commercial real estate	807	885	3,115	3,533	4,147
Consumer real estate	303	355	388	447	688
Consumer	—	4	17	27	14

	$1,149	$1,270	$3,551	$4,046	$4,903

Other Real Estate	$208	$—	$—	$138	$8

Total non-performing assets	$1,750	$1,314	$3,551	$4,184	$4,939

Total non-performing assets to total loans and other real estate	1.81%	1.41%	3.57%	3.82%	4.07%

Loans are placed in non-accrual when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $1,149,000 or 1.2% of total loans outstanding as of September 30, 2014, as compared to $1,270,000 or 1.4% of total loans outstanding as of December 31, 2013. Non-accrual loans decreased in 2014 primarily due to one loan being transferred to other real estate. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $53,000 or 2.8%, since December 31, 2013. The allowance for loan losses represented 1.9% and 2.0% of outstanding loans as of September 30, 2014 and at December 31, 2013, respectively. Charge-offs amounted to $57,024 and recoveries were $4,024 for the nine month period ended September 30, 2014. There was no provision made to the allowance for loan losses during the nine months ended September 30, 2014 and 2013.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses (Continued)

Table Six - Analysis of Allowance for Possible Loan Losses

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

(dollars in thousands)	September 30,	December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance at beginning of period:	$1,865	$2,181	$2,504	$2,059	$1,894
Loans Charged-off:
Commercial and other loans	5	—	—	8	14
Commercial real estate	36	—	87	156	—
Consumer real estate	—	—	—	28	—
Consumer	16	12	9	19	51

Total	57	12	96	211	65
Recoveries:
Commercial and other loans	—	—	—	2	1
Commercial real estate	—	84	15	45	—
Consumer real estate	—	—	—	—	—
Consumer	4	12	6	9	9

Total	4	96	21	56	10
Net Charge-offs (recoveries)	53	(84)	75	155	55
Provision (credit) charged to operations	—	(400)	(248)	600	220

Balance at end of period:	$1,812	$1,865	$2,181	$2,504	$2,059

Average loans outstanding	$92,720	$97,374	$104,566	$115,415	$124,074

Ratio of net charge-offs to average loans outstanding for the period	0.06%	-0.09%	0.07%	0.13%	0.04%
Ratio of the allowance for loan losses to loans outstanding for the period	1.88%	2.00%	2.19%	2.29%	1.70%

The following table presents an allocation of the allowance for possible loan losses at September 30, 2014 and each of the four year periods ended December 31, 2013. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth and management’s review of the loan portfolio.

	September 30,		December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$238	16.7%	$260	17.9%	$179	15.7%	$179	14.6%	$212	16.9%
Commercial real estate	1,264	46.9%	1,315	47.1%	1,762	50.4%	2,082	51.5%	1,511	46.5%
Consumer real estate	294	33.2%	263	31.3%	193	28.6%	193	27.4%	272	28.1%
Consumer	16	3.2%	27	3.7%	47	5.3%	50	6.5%	64	8.5%

Total	$1,812	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%	$2,059	100.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Assets

Other assets decreased approximately $1.1 million during the nine month period ended September 30, 2014 primarily due to a decrease in the deferred tax asset related to available-for-sale securities.

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $13,026,506 during the first nine months of 2014. Since year end the decrease in total deposits was primarily due to decreases in noninterest bearing demand deposits, certificates of deposit, and interest bearing demand deposits which fell approximately $14.9 million, $2.9 million, and $0.2 million, respectively, offset in part by an increase in savings deposits of $5.0 million. At September 30, 2014, noninterest bearing deposits comprised 15% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 85% of total deposits. The changes in the composition of the deposit mix since December 31, 2013 were a 5% decrease in noninterest bearing deposits and a 5% increase in interest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at September 30, 2014 and December 31, 2013. Repurchase agreements increased $1,861,053 or 9.2%, from December 31, 2013 to September 30, 2014. The increase in repurchase agreements since year end was primarily due to the increase in the balances maintained by existing commercial customers.

Other Liabilities

Other liabilities decreased approximately $964,818 during the nine month period ended September 30, 2014 primarily due to investment purchases recorded based on trade dates.

Capital Resources

Stockholders’ equity increased 10.5% during the nine month period ended September 30, 2014 and was primarily due to the 8.2% increase in accumulated other comprehensive income and the 2.3% increase from current earnings after quarterly dividends. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available-for-sale. Stockholders’ equity amounted to 10.2% and 9.0% of total assets at September 30, 2014 and December 31, 2013, respectively. The Company paid dividends of $.60 and $.57 per share during the nine month periods ended September 30, 2014 and September 30, 2013, respectively. The Company paid dividends of $.20 and $.19 per share during the three month periods ended September 30, 2014 and September 30, 2013, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $196,821,761 classified as available-for-sale at September 30, 2014. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the Company has the intent and ability to hold until the anticipated recovery in market value is $121,225,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2014 was approximately $33.4 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $19.8 million and $19.4 million available with the FHLB at September 30, 2014 and December 31, 2013, respectively. There were no short term borrowings outstanding pursuant to these agreements as of September 30, 2014 and December 31, 2013. The subsidiary bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of September 30, 2014 and December 31, 2013. The subsidiary bank also has pledged investment securities in the amount of $17.0 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of September 30, 2014. At September 30, 2014 and December 31, 2013, the Company had outstanding loan commitments and unused lines of credit totaling $27,460,000 and $27,315,000, respectively. As of September 30, 2014, management placed a high probability for required funding within one year of approximately $19.3 million. Approximately $7.3 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/-200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2014 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 3.2%, and given a 200 basis point decrease scenario net interest income would be decreased by approximately 11.2%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately 1.4%, and given a 100 basis point decrease scenario net interest income would be decreased by 5.4%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability Committee.

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

On July 31, 2014 a report on Form 8-K was filed which contained a press release dated July 29, 2014 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

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

Dated: November 14, 2014

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