Form 10-K
period 2014-12-31
FIRST WEST VIRGINIA BANCORP INC
filed 2015-03-27
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 31, 2014

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

Large Accelerated filer    ☐        Accelerated filer    ☐        Non-Accelerated filer    ☐        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, calculated by reference to the closing sale price of First West Virginia Bancorp’s common stock on the NYSE MKT on June 30, 2014, was $21,258,356. (Registrant has assumed that all of its executive officers and directors are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose).

The number of shares outstanding less treasury shares of the issuer’s common stock as of March 27, 2015:

Common Stock, $5.00 Par Value 1,718,730 shares

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K into which Document is incorporated

Portions of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014.	Part I, Items 1; Part II, Items 5, 6, 7, 7A, 8, and 9A; Part III, Item 13; Part IV, Item 15

Portions of First West Virginia Bancorp, Inc.’s Proxy statement for the 2015 Annual Meeting of Shareholders.	Part III, Items 10, 11, 12, 13 and 14

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

At December 31, 2014, First West Virginia Bancorp, Inc. had one wholly-owned banking subsidiary, Progressive Bank, N.A. in Wheeling, West Virginia, (“the Bank”).

Progressive Bank, N. A. is a community bank serving all of Ohio, Brooke, Marshall, Upshur, Lewis and Wetzel counties in the state of West Virginia, and a portion of the west bank of the Ohio River, located in the State of Ohio. Progressive Bank, N.A. operates three full-service offices in Ohio County, Wheeling, West Virginia, one full-service office in Brooke County, Wellsburg, West Virginia, one full-service office in Marshall County, Moundsville, West Virginia, one full-service office in Wetzel County, New Martinsville, West Virginia, one full-service office in Upshur County, Buckhannon, West Virginia, one full-service office in Lewis County, Weston, West Virginia, and one full-service office in Bellaire, Ohio. Progressive Bank, N.A. had total assets of approximately $332 million as of December 31, 2014.

Total Company assets as of December 31, 2014, which include the assets of its operating subsidiary bank, were $332,390,474. The authorized capital of the Company consists of 2,000,000 shares of capital stock, par value of $5.00 per share, of which 1,728,730 shares, less 10,000 treasury shares, were issued and outstanding as of December 31, 2014 to 231 registered shareholders. Shareholders’ equity at that date was $34,871,592.

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

First West Virginia Bancorp, Inc.’s business is not seasonal. As of December 31, 2014, the subsidiary bank was not engaged in any operation in foreign countries and transactions with customers in foreign countries is not material.

Employees

As of December 31, 2014, the Bank employed a total of 98 employees, or 96 full-time equivalent employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, 401-K plan, workers’ compensation and paid vacations. No employees are union participants or subject to a collective bargaining agreement.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Company and its subsidiary bank, may make a one-time permanent election to continue to exclude these items. The Company and its subsidiary Bank expect to make this election in order to minimize variations in the level of capital. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. However, for holding companies of depository institutions with less than $15 billion in consolidated assets as of December 31, 2009, the rules do not require a phase out of trust preferred securities issued prior to May 19, 2010. This means that, for these institutions, including the Company, trust preferred securities issued prior to May 19, 2010 are permanently grandfathered as Tier 1 or Tier 2 capital instruments.

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

The Basel III Capital Rules prescribe a standardized approach for risk weighting that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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

As of December 31, 2014, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. Management believes that, as of December 31, 2014, the Company and its subsidiary Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

FDICIA

The Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do no meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2014, the Company’s subsidiary Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, have resulted in and will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of

Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks, large and small. The Bureau adds another regulator to scrutinize and police financial activities. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. The Bureau of Consumer Financial Protection has issued mortgage lending regulations relating to ability to repay, qualified mortgage, loan originator compensation, appraisal, and escrow standards. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

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

The Dodd-Frank Act also amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule became effective on July 21, 2012. On December 10, 2013, the Federal Reserve adopted final rules implementing the Volcker Rule. The Federal Reserve issued an order on December 18, 2014 extending the period during which banking entities have to divest of disallowed securities under the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one-year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the prohibitions of the Volcker Rule. Although the Company continues to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that the Volcker Rule will have a material effect on the Company’s operations as it does not generally engage in the activities prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, the subsidiary Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The subsidiary bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

The Company presently has an internet website, (http://www.progbank.com). Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC are available on the internet website and are also available free of charge upon request.

Statistical Information

The statistical information noted below is provided pursuant to Guide 3, Statistical Disclosure by Bank Holding Companies. Page references are to the Annual Report to Shareholders for the year ended December 31, 2014, and such pages are incorporated herein by reference.

			Page
1.	Distribution of Assets, Liabilities and Stockholders’ Equity;

	Interest Rates and Interest Differential

	a.	Average Balance Sheets	36

	b.	Analysis of Net Interest Earnings	36

	c.	Rate Volume Analysis of Changes in Interest Income and Expense	38

2.	Investment Portfolio

	a.	Book Value of Investments
		Book values of investment securities at December 31, 2014, 2013, and 2012 are as follows (in thousands):
			December 31,
			2014	2013	2012
		Securities available-for-sale:
		Obligations of U.S. Government corporations and agencies	$44,006	$48,446	$47,295
		Obligations of states and political subdivisions	42,422	60,414	52,030
		Mortgage-backed securities	110,443	90,900	78,678
		Equity securities	208	195	205

		Total	$197,079	$199,955	$178,208

Statistical Information - continued

Page
b.	Maturity Schedule of Investments		40

c.	Securities of Issuers Exceeding 10% of Stockholders’ Equity		N/A

The Company does not have any securities of Issuers, other than U.S. Government agencies and corporations, which exceed 10% of Stockholders’ Equity.

3.	Loan Portfolio

	a.	Types of Loans

The amount of gross loans outstanding at December 31, 2014, 2013, 2012, 2011, and 2010 are shown in the following table according to types of loans (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Consumer real estate	$32,522	$29,247	$28,525	$30,152	$34,066
Commercial real estate	46,949	44,107	50,150	56,368	56,653
Commercial and other loans	17,123	16,725	15,603	15,938	20,532
Consumer loans	2,764	3,456	5,231	7,090	10,269

Total loans	$99,358	$93,535	$99,509	$109,548	$121,520
Less unearned interest and deferred fees	141	133	122	119	153

Gross loans	$99,217	$93,402	$99,387	$109,429	$121,367

	b.	Maturities and Sensitivities of Loans to Changes in
		Interest Rates	41

	c.	Risk Elements

		Nonaccrual, Past Due and Restructured Loans	42-43

Potential Problem Loans

The Bank had no potential problem loans as of December 31, 2014 which have not been disclosed but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

		Foreign Outstandings	N/A

Loan Concentrations

At December 31, 2014, the Bank had loans to lessors of nonresidential buildings, as categorized by the North American Industry Classification codes, totaling $12,219,442, or 12.3% of total loans.

	d.	Other Interest Bearing Assets	N/A

4.	Summary of Loan Loss Experience		43-44

5.	Deposits

	a.	Breakdown of Deposits by Categories,
		Average Balance and Average Rate Paid	36

	b.	Other Deposit Categories	N/A

Statistical Information - continued

	c.	Foreign Depositors with Deposits in Domestic Offices	N/A

	d.	Maturity Schedule of Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	20

	e.	Maturity Schedule of Foreign Time Certificates of
		Deposit and Other Time Deposits of $100,000 or more	N/A

6.	Return on Equity and Assets		34

7.	Short-Term Borrowings

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. Information related to repurchase agreements and federal funds purchased are summarized below:

	Repurchase Agreements			Federal Funds Purchased
	2014	2013	2012	2014	2013	2012
Balance at end of year	$21,051,231	$20,215,183	$16,766,590	$—	$—	$2,000,000
Average balance during the year	20,803,203	19,137,272	17,361,715	282	10,970	49,180
Maximum month-end balance	23,409,716	22,736,128	19,653,770	—	—	2,000,000
Weighted-average rate during the year	.82%	.74%	.70%	1.00%	.30%	.54%
Rate at December 31.86%		.76%	.71%	—	—	.20%

Item 1A     Risk Factors

Not Applicable

Item 1B     Unresolved Staff Comments

Not Applicable

Item 2     Properties

The Company and its subsidiary bank, Progressive Bank, N. A. owned and/or leased property as of December 31, 2014 as described below.

Progressive Bank, N.A. presently owns the building and land at 1701 Warwood Avenue, Wheeling, West Virginia and a lot on North Seventeenth Street. Construction of the one-story building with approximately 4,200 square feet of area was completed in 2014. This office also has four drive-in lanes and one drive-in automatic teller machine.

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

Progressive Bank, N.A. has a lease agreement to rent property for use as a banking premises known as the “Bethlehem branch office.” The Bethlehem branch office is located at 1090 East Bethlehem Boulevard, Wheeling, West Virginia. The office is a one-story building with approximately 3,400 square feet of area and has four drive-in lanes. The lease is for a five year term commencing February 1, 2002, with eight successive five year options to renew.

Progressive Bank, N.A. also owns the Wellsburg branch office located at 744 Charles Street, Wellsburg, West Virginia. This office is a three-story building with over 8,400 square feet of total area. This office includes an on-premises drive-in facility.

Progressive Bank, N.A. owns the building and land located at 809 Lafayette Avenue, Moundsville, West Virginia. The office is a two-story building with approximately 7,430 square feet of total area. This office also has a three lane drive-in facility.

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

The following table sets forth the high and low sales prices of the common stock of the Company for each quarter in 2014 and 2013.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	High	$22.48	$20.85	$22.99	$21.90
	Low	$15.72	$16.95	$18.01	$18.17

2013	High	$17.40	$17.40	$18.20	$16.95
	Low	$15.10	$16.20	$15.82	$15.06

As of December 31, 2014, the Company had 231 registered shareholders of record who collectively held 1,718,730 of the 2,000,000 authorized shares of the Company, par value $5.00 per share. The Company held 10,000 treasury shares.

Dividends

The ability of the Company to pay dividends will depend on the earnings of its subsidiary bank and its financial condition, as well as other factors such as market conditions, interest rates and regulatory requirements. Therefore, no assurances may be given as to the continuation of the Company’s ability to pay dividends or maintain its present level of earnings. See Note 16 of the Notes to the Consolidated Financial Statements appearing at Page 24 of the Annual Report to Shareholders for the year ended December 31, 2014, included in this report as Exhibit 13.1, and incorporated herein by reference, for a discussion on subsidiary dividends.

The Company has paid regular quarterly cash dividends since it became a bank holding company in 1975. Total dividends declared and paid by the Company in 2014 and 2013 were $.80 and $.76, respectively, per share each year.

The following table sets forth annual dividend, net income and ratio of dividends to net income of the Company for 2014 and 2013.

	DIVIDEND HISTORY OF COMPANY
	(per share)
	Dividend	Net Income	Ratio - Dividends to Net Income
2014	$.80	$1.11	72.1%
2013	$.76	$1.30	58.5%

The common stock of the Company is not subject to any redemption provisions or restrictions on alienability. The common stock is entitled to share pro rata in dividends and in distributions in the event of dissolution or liquidation. There are no options, warrants, privileges or other rights with respect to the Company stock at the present time, nor are any such rights proposed to be issued.

Performance Graph

Set forth above is a line graph prepared by SNL Securities L.C. (“SNL”), which compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total shareholder return on stocks included on the SNL Index for banks with assets under $500 million and the Russell 2000 Index for the period December 31, 2009 through December 31, 2014. An initial investment of $100.00 (Index value equals $100.00) and ongoing dividend reinvestment is assumed throughout.

Item 6     Selected Financial Data

Selected Financial Data on page 34 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on Pages 35 through 48 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is noted in part in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk on pages 46 through 47 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 8     Financial Statements and Supplementary Data

The report of independent registered public accounting firm and consolidated financial statements, included on pages 2 through 33 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, are incorporated herein by reference.

Summarized Quarterly Financial Information

The summary of selected quarterly financial information, included on page 48 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, is incorporated herein by reference.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting, included on page 32 of the Annual Report to Shareholders of First West Virginia Bancorp, Inc. for the year ended December 31, 2014, included in this report as Exhibit 13.1, is incorporated herein by reference.

Item 9B    Other Information

Not Applicable

PART III

Item 10     Directors, Executive Officers and Corporate Governance

The information required by Item 10 of FORM 10-K related to Directors of the Registrant appears under the captions “Item 1—Election of Directors”, “Director Qualifications and Review of Director Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the First West Virginia Bancorp, Inc.’s 2015 Proxy Statement dated April 17, 2015 for Annual Meeting of Stockholders to be held May 12, 2015, incorporated herein by reference.

The Company adopted a Code of Ethics for its Directors, Executive Officers and Employees. A copy of the Code of Ethics is included in this report as Exhibit 14.1 and is incorporated herein by reference.

There have been no changes to the procedures by which shareholders recommend nominees to the company’s Board of Directors that were disclosed in the Company’s Proxy Statement dated April 17, 2014 for the Annual Meeting of Stockholders held on May 13, 2014, included in the Company’s Form 10-K for the year ended December 31, 2013.

The following table sets forth selected information about the principal officers of the Company.

TABLE

Name	Age	All Positions with Holding Company and Subsidiary (1)

William G. Petroplus	67

President & CEO of the Company since March 2015; Interim President & CEO of the Company since December 2013; Interim President and Chief Executive Officer of Progressive Bank, N.A. since January 2014; Director of Holding Company since 1998 and Director of Progressive Bank N.A. since 1986.

Francie P. Reppy	54

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

Brad D. Winwood	58

Vice President, Chief Operating Officer and Investment Officer of the Holding Company since 2010; Vice President of the Holding Company from 2008 to 2010; Senior Vice President, Chief Operating Officer and Investment Officer of Progressive Bank, N.A. since 2010; Senior Vice President, Senior Accounting, Operations Officer and Investment Officer of Progressive Bank, N.A. from 2007 to 2010; Senior Vice President, Senior Accounting and Investment Officer of Progressive Bank, N.A. from 2005 to 2007; Vice President, Senior Accounting Officer of Progressive Bank, N.A. from 2003 to 2005; Vice President of Progressive Bank, N.A. from 1993 to 2003.

PART III

Executive Officers of the Registrant- continued

Connie R. Tenney	59

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

Item 11     Executive Compensation

The information required by Item 11 of FORM 10-K related to Executive Compensation appears under the captions “Executive Officer Compensation” and “Director Compensation” in the First West Virginia Bancorp, Inc.’s 2015 Proxy Statement dated April 17, 2015 for Annual Meeting of Stockholders to be held May 12, 2015, incorporated herein by reference.

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of FORM 10-K appears under the captions “Security Ownership of Management” and “Principal Shareholders” in the First West Virginia Bancorp, Inc.’s 2015 Proxy Statement dated April 17, 2015 for Annual Meeting of Stockholders to be held May 12, 2015, incorporated herein by reference.

Item 13     Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of FORM 10-K appears under the captions “Transactions with Management and Others” and “Independence of Directors and Nominees” in the First West Virginia Bancorp, Inc.’s 2015 Proxy Statement dated April 17, 2015 for Annual Meeting of Stockholders to be held May 12, 2015, incorporated herein by reference and in Note 12 of the Notes to the Consolidated Financial Statements appearing at Page 23 of the Annual Report to Shareholders for the year ended December 31, 2014, included in this report as Exhibit 13.1, and incorporated herein by reference.

The Company follows a written policy for the granting of loans to directors and executive officers. This policy is as follows: With the exception of the items specifically identified below, all loans to Executive Officers, Directors, and Principal Shareholders, including loans to their related interests will be reported to the subsidiary bank board in a timely manner. Credit extensions and terms for any of the above will be: (1) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank for those who are not recognized as any of the above mentioned individuals and (2) does not involve more than the normal risk of repayment or present other unfavorable features:

1.	Any executive officer, director, or principal shareholder requesting a loan is to submit a written application containing the purpose of the credit, and/or a financial statement depending upon the nature of the credit to the bank.
2.	Loans to an Executive Officer are permitted in an aggregate amount that equals the higher of $25,000 or 2.5% of the bank’s capital. However, in no event shall the aggregate outstanding amount of these loans exceed $100,000.00. Executive Officers have been defined by the Board of Directors to include the President & CEO, Executive Vice President, CAO and CFO, Senior Vice President, COO and Investment Officer.
3.	Extensions of credit shall not be made to any of the bank’s Directors, or principal shareholders or to any related interest of that person in an amount that when aggregated with the amount of all other extensions of credit to that person and all related interests of that person exceeds the higher of $25,000 or 5% of the bank’s capital, and unimpaired surplus unless:

(1)	The extension of credit or line of credit has been approved in advance by a majority of the entire Board of Directors, and
(2)	The interested party has abstained from participating directly or indirectly in the vote.
(3)	All loans exceeding the aggregate of $500,000 must be approved according to steps 1 and 2. Payment of an overdraft of an executive officer or director is not permitted unless the funds are made in accordance with 1) a written, preauthorized, interest bearing extension of credit plan that specifies a method of repayment or, 2) a written preauthorized transfer of funds from another account of the account holder at the bank. This prohibition does not apply to payment of inadvertent overdrafts on an account in an aggregate amount of $1,000 or less provided 1) the account is not overdrawn for more than 5 business days, and 2) the bank assesses the usual fee charged any other customer of the bank in similar circumstances.

4.	There are no limits on loans to Executive Officers of the Bank when the loan is for the purpose of educating dependent children or to purchase, refinance (or improve) that Officer’s principal residence. These loans, of course, must comply with all other bank policy, may not be at preferential rates and must be approved by the Board of Directors if they exceed the limits outlined in item (3) above. Loans to executive officers will be made subject to the condition that the loan will, at the option of the bank, become due and payable at any time that the officer is indebted to this and other financial institutions in an aggregate amount greater than the amount specified in the preceding paragraph.
5.	Any borrowing from a financial institution (this bank, other banks, savings and loans, etc.) by an executive officer of this bank, that is in excess of the established limits, shall be immediately reported to the President, who will then report these loans to the Board of Directors. This report to the President will be in writing and will include the lender’s name, the date and amount of each loan, the security (if any), and the purpose for which the proceeds have been or will be used.
6.	In compliance with Regulation O, the total of all loans to Executive Officers, Directors, Principal Shareholders and their related interest of the bank, holding companies and subsidiaries of the holding company, cannot exceed the amount of the bank’s unimpaired capital and unimpaired surplus. This limit will be established by adding the total equity capital shown on the bank’s most recently filed consolidated report of condition and authorized subordinated notes and debentures, and the valuation reserve.

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

Item 14     Principal Accountant Fees and Services

The information required by Item 14 of FORM 10-K appears under the caption “Item 3—Ratification of Independent Registered Public Accounting Firm” in the First West Virginia Bancorp, Inc.’s 2015 Proxy Statement dated April 17, 2015 for Annual Meeting of Stockholders to be held May 12, 2015, incorporated herein by reference.

PART IV

Item 15     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Consolidated financial statements of First West Virginia Bancorp, Inc. and its subsidiary, included in the Annual Report to Shareholders for the year ended December 31, 2014, are incorporated by reference in Item 8:

(2)	Consolidated Financial Statement Schedules

First West Virginia Bancorp, Inc. is not filing separate financial statement schedules because of the absence of conditions under which they are required or the information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The Exhibit Index on page 26 of this FORM 10-K are filed herewith or incorporated by reference.

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

First West Virginia Bancorp, Inc.
(Registrant)

By:	/s/ William G. Petroplus
William G. Petroplus
President and Chief Executive Officer

Date:	March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William G. Petroplus William G. Petroplus	President and Chief Executive Officer	March 27, 2015

/s/ Francie P. Reppy Francie P. Reppy	Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Treasurer	March 27, 2015

/s/ Jonathan Bedway Jonathan Bedway	Director	March 27, 2015

/s/ Nada E. Beneke Nada E. Beneke	Director	March 27, 2015

/s/ Rosalie J. Dlesk Rosalie J. Dlesk	Director	March 27, 2015

/s/ Robert J. Fitzsimmons Robert J. Fitzsimmons	Director	March 27, 2015

/s/ Joseph M. Menendez Joseph M. Menendez	Director	March 27, 2015

/s/ R. Clark Morton R. Clark Morton	Chairman of the Board, Director	March 27, 2015

/s/ Roberta Olejasz Roberta Olejasz	Director	March 27, 2015

SIGNATURES (Continued)

Signatures	Title	Date

/s/ Thomas L. Sable Thomas L. Sable	Director	March 27, 2015

/s/ Brian L. Schambach Brian L. Schambach	Director	March 27, 2015

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorprated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		8-K	001-13652	3.2	12/23/13

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O. V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G. Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.”, and Angela I. Stauver.		10-K	001-13652	10.8	3/29/13

11.1	Statement regarding computation of per share earnings.	X

12.1	Statement regarding computation of ratios.	X

13.1	Annual Report to Shareholders, as listed in Part II, Item 8.	X

14.1	Code of Ethics.	X

21.1	Subsidiaries of the Holding Company.	X

23	Consent of BKD, LLP.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Executive Officer.	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications—Certification of Chief Financial Officer.	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.	X

101	Interactive Data File.	X