Form 10-Q
period 2015-03-31
FIRST WEST VIRGINIA BANCORP INC
filed 2015-05-12
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practible date. The number of shares outstanding of the issuer’s common stock as of March 31, 2015: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(in thousands, except shares)	(Unaudited)
ASSETS
Cash and due from banks	$5,472	$5,348
Due from banks - interest bearing	18,793	15,048

Total cash and cash equivalents	24,265	20,396
Investment securities:
Available-for-sale (at fair value)	198,648	197,079
Loans	102,844	99,217
Less allowance for loan losses	(1,811)	(1,813)

Net loans	101,033	97,404
Premises and equipment, net	8,310	8,413
Accrued income receivable	1,121	1,015
Goodwill	1,644	1,644
Bank owned life insurance	3,867	3,840
Other assets	1,977	2,599

Total assets	$340,865	$332,390

LIABILITIES
Noninterest bearing deposits:
Demand	$39,952	$41,556
Interest bearing deposits:
Demand	57,760	55,459
Savings	115,788	112,756
Time	61,041	62,372

Total deposits	274,541	272,143
Federal funds purchased and securities sold under agreements to repurchase	25,924	21,051
Federal Home Loan Bank borrowings	3,396	3,420
Accrued interest payable	109	120
Other liabilities	665	784

Total liabilities	304,635	297,518

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at March 31, 2015 and December 31, 2014	8,644	8,644
Treasury stock - 10,000 shares at cost	(228)	(228)
Surplus	6,966	6,966
Retained earnings	19,349	18,655
Accumulated other comprehensive income	1,499	835

Total stockholders’ equity	36,230	34,872

Total liabilities and stockholders’ equity	$340,865	$332,390

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2015	2014
(in thousands, except shares and per share amounts)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,290	$1,045
Tax-exempt	128	125
Debt securities:
Taxable	735	673
Tax-exempt	332	542
Other interest and dividend income	46	24

Total interest and dividend income	2,531	2,409

INTEREST EXPENSE
Deposits	261	285
Federal funds purchased and repurchase agreements	49	38
Federal Home Loan Bank borrowings	41	42

Total interest expense	351	365

Net interest income	2,180	2,044
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	2,180	2,044

NONINTEREST INCOME
Service charges and other fees	75	86
Net gains on available for sale securities	956	—
Other-than-temporary losses on securities:
Total other-than-temporary losses	—	(49)
Portion of loss recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	—	(49)
Other operating income	167	169

Total noninterest income	1,198	206

NONINTEREST EXPENSE
Salary and employee benefits	992	910
Net occupancy expense of premises	438	430
Other operating expenses	583	570

Total noninterest expense	2,013	1,910

Income before income taxes	1,365	340
INCOME TAX EXPENSE (BENEFIT)	327	(106)

Net income	$1,038	$446

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.60	$0.26

DIVIDENDS PER COMMON SHARE	$0.20	$0.20

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, March 31,
	2015	2014
(in thousands)	(Unaudited)
Net Income	$1,038	$446

Other comprehensive income:
Investment securities available for sale
Unrealized holding gains arising during the period	2,021	2,533
Income tax effect	(761)	(953)
Reclassification of (gains) losses recognized in earnings	(956)	49
Income tax effect	360	(19)

Total other comprehensive income	664	1,610

Comprehensive income	$1,702	$2,056

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except shares and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income	Total
BALANCE, DECEMBER 31, 2014	1,728,730	$8,644	$(228)	$6,966	$18,655	$835	$34,872
Net income	—	—	—	—	1,038	—	1,038
Other comprehensive income	—	—	—	—	—	664	664
Cash dividend ($.20 per share)	—	—	—	—	(344)	—	(344)

BALANCE, MARCH 31, 2015	1,728,730	$8,644	$(228)	$6,966	$19,349	$1,499	$36,230

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,644	$(228)	$6,966	$18,127	$(2,718)	$30,791
Net income	—	—	—	—	446	—	446
Other comprehensive income	—	—	—	—	—	1,610	1,610
Cash dividend ($.20 per share)	—	—	—	—	(344)	—	(344)

BALANCE, MARCH 31, 2014	1,728,730	$8,644	$(228)	$6,966	$18,229	$(1,108)	$32,503

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$1,038	$446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	160	152
Amortization of investment securities, net	170	103
Investment security gains	(956)	—
Other-than-temporary losses on securities	—	49
Net gains on sales of mortgage loans	—	(2)
Loss on disposal of premises and equipment	3	—
Increase in cash surrender value of bank-owned life insurance	(27)	(26)
Originations of mortgage loans held for sale	—	(85)
Proceeds from sales of mortgage loans	—	87
Increase in interest receivable	(106)	(129)
Decrease in interest payable	(11)	(10)
Decrease (increase) in deferred taxes	48	(7)
Other, net	54	(1,423)

Net cash provided by (used in) operating activities	373	(845)

INVESTING ACTIVITIES
Net decrease (increase) in loans, net of charge-offs	(3,632)	2,432
Recoveries on loans previously charged-off	3	1
Proceeds from sales of securities available-for-sale	39,547	1
Proceeds from maturities, prepayments, and calls of securities available-for-sale	9,319	4,768
Purchases of securities available-for-sale	(48,584)	(7,741)
Purchases of premises and equipment	(60)	(473)

Net cash used in investing activities	(3,407)	(1,012)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,398	(6,323)
Dividends paid	(344)	(344)
Increase in short-term borrowings	4,873	524
Repayment of Federal Home Loan Bank borrowings	(24)	(23)

Net cash provided by (used in) financing activities	6,903	(6,166)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,869	(8,023)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,396	31,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,265	$23,852

Supplemental Disclosures:
Cash Paid for Interest	$362	$375
Cash Paid for Income Taxes	—	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year or any other period. The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At March 31, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $806,000. Additionally, the Company had approximately $17,837,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of March 31, 2015.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other-than-temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. At March 31, 2015 and December 31, 2014, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

Federal Reserve and Federal Home Loan Bank stock are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 AND 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of March 31, 2015 and December 31, 2014.

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

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2015. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $8,267,000 and $8,501,000 as of March 31, 2015 and December 31, 2014, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $322,000 and $323,000 at March 31, 2015 and December 31, 2014, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as a result of this agreement was $6,000 and $8,000 for the three months ended March 31, 2015 and 2014, respectively.

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

MARCH 31, 2015 AND 2014

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

The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility while not classifying the loan as impaired, provided the loan is not a commercial or commercial real estate classification. Payments received on nonaccrual loans are applied as a reduction of the loan principal balance. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less estimated liquidation expenses.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,811,000 at March 31, 2015, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

Goodwill: Goodwill resulted from the Company’s purchase of a less-than-whole financial institution (the “branch”). The goodwill value of $1,644,000 is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of March 31, 2015 and 2014. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

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

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,867,000 and $3,840,000 at March 31, 2015 and December 31, 2014, respectively. The death benefit value of the bank-owned life insurance was $8.9 million at March 31, 2015 and $8.8 million at December 31, 2014. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $30,000 and $39,000 for the three months ended March 31, 2015 and 2014, respectively.

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

MARCH 31, 2015 AND 2014

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

Other Real Estate Owned: Other real estate owned are carried at the lower of cost or their estimated current fair value, less estimated costs to sell and are included in other assets. Other real estate owned consist primarily of properties acquired through, or in lieu of, foreclosures. Any subsequent declines in fair value, and gains or losses on the disposition of these assets are credited to or charged against income.

Income Taxes: The Company and its subsidiary file a consolidated federal income tax return. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Statement of Income. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Earnings Per Common Share: Earnings per common share are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. The Company has no securities which would be considered potential common stock.

Recent Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by:

•

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update require entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), eliminates accounting guidance on linking repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers, such as repos, securities lending transactions, and repurchase-to-maturity transactions, accounted for as secured borrowings. The amendments in ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The amendments must present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is prohibited. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at March 31, 2015 and December 31, 2014:

	(Expressed in thousands)
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$48,746	$90	$(163)	$48,673
Obligations of states and political subdivisions	32,672	2,105	(16)	34,761
Mortgage-backed securities	114,656	918	(568)	115,006
Equity securities	171	38	(1)	208

Total available-for-sale	$196,245	$3,151	$(748)	$198,648

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$44,595	$13	$(602)	$44,006
Obligations of states and political subdivisions	40,349	2,144	(71)	42,422
Mortgage-backed securities	110,626	818	(1,001)	110,443
Equity securities	171	38	(1)	208

Total available-for-sale	$195,741	$3,013	$(1,675)	$197,079

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014, was approximately $71,348,000 and $92,305,000, which is approximately 35.9% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities until they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 37 positions that are temporarily impaired at March 31, 2015.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	(Expressed in thousands)
	March 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$14,563	$(37)	$15,873	$(126)	$30,436	$(163)
Obligations of states and political subdivisions	2,340	(16)	—	—	2,340	(16)
Mortgage-backed securities	5,054	(17)	33,499	(551)	38,553	(568)

Total debt securities	21,957	(70)	49,372	(677)	71,329	(747)
Equity securities	19	(1)	—	—	19	(1)

Total	$21,976	$(71)	$49,372	$(677)	$71,348	$(748)

	(Expressed in thousands) December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$5,486	$(9)	$36,006	$(593)	$41,492	$(602)
Obligations of states and political subdivisions	766	(7)	5,000	(64)	5,766	(71)
Mortgage-backed securities	7,193	(12)	37,835	(989)	45,028	(1,001)

Total debt securities	13,445	(28)	78,841	(1,646)	92,286	(1,674)
Equity securities	19	(1)	—	—	19	(1)

Total	$13,464	$(29)	$78,841	$(1,646)	$92,305	$(1,675)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	March 31, 2015	March 31, 2014
Balance at beginning of period	$—	$—
Additions for credit-related OTTI not previously recognized	—	49
Reductions for securities sold during the period (realized)	—	—

Balance at end of period	$—	$49

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of March 31, 2015 and 2014.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$2	$2
Due after one year through five years	25,496	25,632
Due after five years through ten years	40,523	41,132
Due after ten years	15,397	16,668

	81,418	83,434
Mortgage-backed securities	114,656	115,006
Equity securities	171	208

Total	$196,245	$198,648

Proceeds from sales of securities available-for-sale during the three month periods ended March 31, 2015 and 2014, were $39,547,000 and $1,000, respectively. Gross gains of $956,000 and no gross losses were realized during the three months ended March 31, 2015. Gross gains and gross losses realized during the three months ended March 31, 2014 were less than $500 and not considered material for financial reporting and disclosure purposes. Assets carried at $72,647,000 and $63,856,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

NOTE 3 - LOANS AND LEASES

Loans outstanding at March 31, 2015 and December 31, 2014, are as follows:

	(Expressed in Thousands)
	March 31, 2015	December 31, 2014
Consumer Real Estate:
Construction	$3,567	$3,519
Farmland	89	93
Residential 1-4 family	23,323	23,737
Home equity loans	1,071	1,207
Home equity lines of credit	4,147	3,966

Total Consumer Real Estate	32,197	32,522
Commercial Real Estate:
Non-farm, non-residential	36,662	37,411
Multifamily (5 or more) residential properties	9,475	9,538

Total Commercial Real Estate	46,137	46,949
Commercial and Other Loans:
Commercial	10,833	5,720
Non-rated industrial development obligations	11,092	11,384
Other loans	20	19

Total Commercial and Other Loans	21,945	17,123
Consumer Loans:
Installment and other loans to individuals	2,250	2,261
Credit cards	459	503

Total Consumer Loans	2,709	2,764

Total Loans	102,988	99,358
Less unearned interest and deferred fees	144	141

Gross Loans	102,844	99,217
Less allowance for loan losses	1,811	1,813

Net Loans	$101,033	$97,404

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrower, however, may not be as expected and the collateral securing the loan may fluctuate in value. Credit risk in these loans is driven by the creditworthiness of the borrower and the economic conditions that impact the cash flow stability from business operations. Minimum standards and underwriting guidelines have been established for commercial loan types.

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

Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of the borrower, property values and the economic conditions in the Company’s market areas.

Non-accrual loans amounted to $921,000 and $1,032,000 at March 31, 2015 and December 31, 2014, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $10,000, $19,000 and $63,000 for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	March 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$21,925	$—	$—	$20	$20	$21,945	$—
Commercial real estate	45,791	—	—	346	346	46,137	—
Consumer real estate	31,930	78	32	157	267	32,197	—
Consumer	2,703	6	—	—	6	2,709	—
Unearned interest and deferred fees	(144)	—	—	—	—	(144)	—

Total loans	$102,205	$84	$32	$523	$639	$102,844	$—

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$20	$20	$20	$—
Commercial real estate	262	—	—	346	346	608	—
Consumer real estate	104	—	32	157	189	293	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$366	$—	$32	$523	$555	$921	$—

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$17,078	$6	$—	$39	$45	$17,123	$—
Commercial real estate	46,246	—	13	690	703	46,949	—
Consumer real estate	32,384	71	—	67	138	32,522	—
Consumer	2,742	5	3	14	22	2,764	14
Unearned interest and deferred fees	(141)	—	—	—	—	(141)	—

Total loans	$98,309	$82	$16	$810	$908	$99,217	$14

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$39	$39	$39	$—
Commercial real estate	—	—	13	690	703	703	—
Consumer real estate	223	—	—	67	67	290	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$223	$—	$13	$796	$809	$1,032	$—

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$21,925	$—	$20	$—	$21,945
Commercial real estate	41,102	1,102	3,933	—	46,137

Total	$63,027	$1,102	$3,953	$—	$68,082

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$17,084	$—	$39	$—	$17,123
Commercial real estate	41,679	1,170	4,100	—	46,949

Total	$58,763	$1,170	$4,139	$—	$64,072

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Performing	Non-performing	Total
Consumer	$2,709	$—	$2,709
Consumer real estate	31,904	293	32,197

Total	$34,613	$293	$34,906

December 31, 2014	Performing	Non-performing	Total
Consumer	$2,750	$14	$2,764
Consumer real estate	32,232	290	32,522

Total	$34,982	$304	$35,286

The Company also evaluates problem loans for impairment. A loan is considered to be impaired if it is probable that the Company will not be able to collect the payments for principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally include all non-accrual loans and troubled debt restructurings (TDRs).

Impaired loans at March 31, 2015 and December 31, 2014 are set forth in the following tables (in thousands):

	March 31, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$20	$—	$20	$20	$20
Commercial real estate	608	380	228	608	77
Consumer real estate	431	81	350	431	9

Total	$1,059	$461	$598	$1,059	$106

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$39	$—	$39	$39	$39
Commercial real estate	744	474	270	744	78
Consumer real estate	493	143	350	493	9
Consumer	18	—	11	11	1

Total	$1,294	$617	$670	$1,287	$127

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Commercial and other loans	$39	$—	$—
Commercial real estate	703	—	214
Consumer real estate	489	5	1

Total	$1,231	$5	$215

	March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Commercial and other loans	$25	$—	$—
Commercial real estate	911	1	—
Consumer real estate	224	—	—

Total	$1,160	$1	$—

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at March 31, 2015 and two TDRs in accrual status at December 31, 2014.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables include the recorded investment and number of modifications for new TDRs, as of the respective dates. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured (in thousands):

	March 31, 2015			December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	1	350	350

Total	—	$—	$—	1	$350	$350

Troubled Debt Restructurings That Subsequently Defaulted Within 12 Months After Restructuring
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	1	350	350

Total	—	$—	$—	1	$350	$350

The following tables include new troubled debt restructurings by type of modification (in thousands):

March 31, 2015
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—

Total	$—	$—	$—	$—

	December 31, 2014
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Consumer real estate	—	350	—	350

Total	$—	$350	$—	$350

There were no funds committed to be advanced to customers whose loans were classified as TDRs at March 31, 2015. At December 31, 2014, there were funds of $33,000 committed to be advanced to customers whose loans were classified as TDRs.

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans as of March 31, 2015 and March 31, 2014 (in thousands):

March 31, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2015	$281	$1,254	$263	$15	$1,813
Charge-offs	—	—	—	(5)	(5)
Recoveries	—	2	—	1	3
Provision	23	(24)	(2)	3	—

Ending Balance, March 31, 2015	$304	$1,232	$261	$14	$1,811

Loans individually evaluated for impairment	$20	$77	$9	$—	$106
Loans collectively evaluated for impairment	284	1,155	252	14	1,705

Ending Balance	$304	$1,232	$261	$14	$1,811

March 31, 2014	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	1	1
Provision	(5)	—	6	(1)	—

Ending Balance, March 31, 2014	$255	$1,315	$269	$27	$1,866

Loans individually evaluated for impairment	$23	$174	$—	$—	$197
Loans collectively evaluated for impairment	232	1,141	269	27	1,669

Ending Balance	$255	$1,315	$269	$27	$1,866

The following table presents loans individually and collectively evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$20	$608	$431	$—	$—	$1,059
Loans collectively evaluated	21,925	45,529	31,766	2,709	(144)	101,785

Ending Balance	$21,945	$46,137	$32,197	$2,709	$(144)	$102,844

December 31, 2014
Loans individually evaluated	$39	$744	$493	$11	$—	$1,287
Loans collectively evaluated	17,084	46,205	32,029	2,753	(141)	97,930

Ending Balance	$17,123	$46,949	$32,522	$2,764	$(141)	$99,217

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows (in thousands):

	March 31, 2015	December 31, 2014	Estimated Useful Life Years
Land	$1,984	$1,984
Land improvements	419	419	5 - 20
Leasehold improvements	1,089	1,087	5 - 20
Buildings	6,998	6,998	5 - 50
Furniture, fixtures & equipment	4,279	4,228	3 - 30

Total	14,769	14,716
Less accumulated depreciation	6,459	6,303

Premises and equipment, net	$8,310	$8,413

Charges to operations for depreciation approximated $160,000 and $152,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at March 31, 2015 and December 31, 2014 follows (in thousands):

	March 31, 2015
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$39,458	$49,640	$110,714	$58,061
States and political subdivisions	492	8,120	5,074	2,498
Commercial banks and other depository institutions	2	—	—	482

Total	$39,952	$57,760	$115,788	$61,041

	December 31, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$41,102	$48,583	$108,108	$59,400
States and political subdivisions	384	6,876	4,617	2,490
Commercial banks and other depository institutions	70	—	31	482

Total	$41,556	$55,459	$112,756	$62,372

A maturity distribution of time certificates of deposit at March 31, 2015 and December 31, 2014, follows:

(dollars in thousands)	Maturities of Time Deposits
	March 31, 2015	December 31, 2014
Due in 2015	$24,894	$35,151
Due in 2016	19,565	13,213
Due in 2017	6,595	6,215
Due in 2018	4,221	4,252
Due in 2019	3,501	3,522
Due in 2020 and thereafter	2,265	19

Total	$61,041	$62,372

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 6 - DEPOSITS (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $20,756,000 and $21,348,000 at March 31, 2015 and December 31, 2014, respectively. Interest expense on certificates of deposit of $100,000 or more was $64,000 and $71,000 for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the remaining maturity of time certificates of deposit of $100,000 or more:

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	March 31, 2015	December 31, 2014
Three Months or Less	$3,127	$4,870
Over Three and Less than Six Months	2,542	3,123
Over Six and Less than Twelve Months	6,020	4,515
Over Twelve Months	9,067	8,840

Total	$20,756	$21,348

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at March 31, 2015 was approximately $39.3 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,396,000 and $3,420,000 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 the subsidiary bank had three fixed rate amortizing advances which totaled $3,396,000 with interest rates ranging from 4.65% to 4.89% of which $1,907,000 will mature through 2018 and $1,489,000 will mature through 2023. The collateral securing these borrowings totaled $3,543,000 at March 31, 2015.

The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 1, 2015. The maximum credit available is $19.8 million under the agreement. There were no borrowings outstanding under this agreement at March 31, 2015 and December 31, 2014, respectively.

Contractual maturities of FHLB borrowings as of March 31, 2015 were as follows (in thousands):

Due in 2015	$75
Due in 2016	105
Due in 2017	110
Due in 2018	1,760
Due in 2019	43
Due in 2020 and thereafter	1,303

Total	$3,396

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) at March 31 is as follows:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended March 31,
	2015	2014
Beginning Balance	$835	$(2,718)
Other comprehensive income before reclassifications	1,260	1,580
Amounts reclassified from accumulated other comprehensive income	(596)	30

Period Change	664	1,610

Ending Balance	$1,499	$(1,108)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31,		Affected Line Item in the Statement of Income
(dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(956)	$—	Net gains on available for sale securities
Other-than-temporary losses reclassified into earnings	—	49	Other-than-temporary losses on securities
Related income tax expense (benefit)	360	(19)	Income tax expense (benefit)

Net effect on accumulated other comprehensive income (loss) for the period	$(596)	$30	Net of tax

Total reclassifications for the period	$(596)	$30	Net of tax

(1)	For additional detail related to unrealized gains (losses) on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 9 - REGULATORY MATTERS

The Company’s subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). For March 31, 2015, Interim Final Basel III rules require the bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

As of March 31, 2015, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company’s subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Progressive Bank, N.A.
As of March 31, 2015
Total Capital (to Risk Weighted Assets)	$33,719	22.66%	$11,905	8.0%	$14,881	10.0%
Tier I Capital (to Risk Weighted Assets)	31,908	21.44%	8,929	6.0%	11,905	8.0%
Common Equity Tier I Capital (to Risk Weighted Assets)	31,908	21.44%	6,696	4.5%	9,673	6.5%
Tier I Capital (to Adjusted Total Assets)	31,908	9.62%	13,262	4.0%	16,578	5.0%
As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$32,700	21.29%	$12,290	8.0%	$15,362	10.0%
Tier I Capital (to Risk Weighted Assets)	30,887	20.11%	6,145	4.0%	9,217	6.0%
Tier I Capital (to Adjusted Total Assets)	30,887	9.30%	13,280	4.0%	16,600	5.0%

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

MARCH 31, 2015 AND 2014

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

The following table presents the assets reported on the balance sheet at their fair value as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	March 31, 2015
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$48,673	$—	$48,673
Obligations of states and political subdivisions	—	34,761	—	34,761
Mortgage-backed securities	—	115,006	—	115,006
Equity securities	208	—	—	208

Total securities available for sale:	$208	$198,440	$—	$198,648

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$493	$493

(dollars in thousands)	December 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$44,006	$—	$44,006
Obligations of states and political subdivisions	—	42,422	—	42,422
Mortgage-backed securities	—	110,443	—	110,443
Equity securities	208	—	—	208

Total securities available for sale:	$208	$196,871	$—	$197,079

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$503	$503

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level III inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$493	Appraisal of collateral (1)	Appraisal adjustments (2)	-30.0% to 0.0% (-11.6%)
			Liquidation expenses (2)	9.0% (9.0%)

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$503	Appraisal of collateral (1)	Appraisal adjustments (2)	-30.0% to 0.0% (-11.5%)
			Liquidation expenses (2)	0.0% to 9.0% (8.8%)

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.
(3)	Conditional prepayment rates reflect future long-run prepayment estimates by bond dealers for the nation as a whole as well as the Company’s actual prepayment history. Prepayment rates are highly sensitive to market interest rates.

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

Investment Securities Available-for-sale: Where quoted market prices are available in an active market, securities are classified within Level I of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters. Such securities are classified in Level II of the valuation hierarchy.

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

First West Virginia Bancorp, Inc. and Subsidiary

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposits: Noninterest bearing and interest bearing demand deposits and savings deposits are valued based on the discounted value of cash flows after estimating the weighted average remaining term and adding estimated wholesale borrowing costs to the rate. The fair values for time deposits are based on the discounted value of cash flows.

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

The estimates of fair values of financial instruments are summarized as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$24,265	$24,265	$—	$—	$24,265
Investment securities	198,648	208	198,440	—	198,648
Loans, net	101,033	—	—	101,954	101,954
Accrued interest receivable	1,121	1,121	—	—	1,121
Financial liabilities:
Deposits	274,541	204,360	60,995	—	265,355
Federal funds purchased and repurchase agreements	25,924	25,924	—	—	25,924
Federal Home Loan Bank borrowings	3,396	—	3,698	—	3,698
Accrued interest payable	109	109	—	—	109

	December 31, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$20,396	$20,396	$—	$—	$20,396
Investment securities	197,079	208	196,871	—	197,079
Loans, net	97,404	—	—	98,445	98,445
Accrued interest receivable	1,015	1,015	—	—	1,015
Financial liabilities:
Deposits	272,143	199,444	62,289	—	261,733
Federal funds purchased and repurchase agreements	21,051	21,051	—	—	21,051
Federal Home Loan Bank borrowings	3,420	—	3,714	—	3,714
Accrued interest payable	120	120	—	—	120

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

First West Virginia Bancorp, Inc.

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,		Years ended December 31,
	2015	2014	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Total interest income	$2,531	$2,409	$9,601	$9,414	$9,838	$11,207
Total interest expense	351	365	1,449	1,524	1,789	2,229
Net interest income	2,180	2,044	8,152	7,890	8,049	8,978
Provision (credit) for loan losses	—	—	—	(400)	(248)	600
Total other income	1,198	206	1,877	1,440	2,352	2,034
Total other expenses	2,013	1,910	8,060	7,672	7,604	7,626
Income before income taxes	1,365	340	1,969	2,058	3,045	2,786
Net income	1,038	446	1,904	2,241	2,538	2,454
PER SHARE DATA (1)
Net income	$0.60	$0.26	$1.11	$1.30	$1.48	$1.43
Cash dividends declared	0.20	0.20	0.80	0.76	0.73	0.73
Book value per share	21.08	18.91	20.29	17.91	20.77	20.09
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$101,182	$91,760	$94,103	$97,374	$104,566	$115,415
Investment securities	191,696	203,183	199,571	177,809	154,755	136,409
Deposits - interest bearing	233,088	228,425	230,440	218,229	208,308	204,616
Stockholders’ equity	34,244	33,406	33,767	32,597	31,608	30,498
Total assets	334,516	337,888	335,515	316,172	293,601	283,734
BALANCE SHEET
Investments	$198,648	$205,679	$197,079	$199,955	$178,208	$150,961
Loans	102,844	90,970	99,217	93,402	99,387	109,428
Allowance for loan losses	(1,811)	(1,866)	(1,813)	(1,865)	(2,181)	(2,504)
Other assets	41,184	42,445	37,907	50,653	31,133	35,373

Total Assets	$340,865	$337,228	$332,390	$342,145	$306,547	$293,258

Deposits	$274,541	$279,554	$272,143	$285,877	$246,462	$239,177
Federal funds purchased and repurchase agreements	25,924	20,739	21,051	20,215	18,767	14,013
FHLB borrowings	3,396	3,492	3,420	3,516	3,606	3,693
Other liabilities	774	940	904	1,747	2,009	1,848
Stockholders’ equity	36,230	32,503	34,872	30,790	35,703	34,527

Total Liabilities and Stockholders’ Equity	$340,865	$337,228	$332,390	$342,145	$306,547	$293,258

SELECTED RATIOS
Return on average assets	1.26%	0.54%	0.57%	0.71%	0.86%	0.86%
Return on average equity	12.29%	5.41%	5.64%	6.87%	8.03%	8.05%
Average equity to average assets	10.24%	9.89%	10.06%	10.31%	10.77%	10.75%
Dividend payout ratio (1)	33.33%	76.92%	72.07%	58.46%	49.32%	51.05%
Loan to deposit ratio	37.46%	32.54%	36.46%	32.67%	40.33%	45.75%

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2015 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations.”

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

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the Consolidated Financial Statements.

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

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

OVERVIEW

The Company reported net income of $1,038,000 or $.60 per share for the three months ended March 31, 2015 compared to $446,000 or $.26 per share for the same period during 2014. The increase in net income for the three months ended March 31, 2015 as compared to the same period in 2014 of $592,000 was primarily the result of the increase in noninterest income as well as the increase in net interest income, offset in part by an increase in income tax expense and an increase in noninterest expenses. Noninterest income increased $992,000, primarily due to the net gains on available for sale securities. Net interest income increased $136,000, or 6.7%, primarily due to the increase in the interest and fees earned on loans combined with the slight reduction in the expense paid on interest bearing liabilities, offset in part by a decline in the interest earned on investment securities. Income tax expense increased $433,000 during the first quarter of 2015 as compared to the same period in 2014 primarily due to the net gains on available for sale securities. Noninterest expenses increased $103,000, or 5.4%, during the three month period ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in salary and employee benefit expenses combined with slight increases in occupancy expenses and other operating expenses. The ROAA was 1.26% for the three months ended March 31, 2015 as compared to .54% for the same period of the prior year. For the three months ended March 31, 2015 compared to March 31, 2014, the ROAE was 12.29% and 5.41%, respectively.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the three months ended March 31, 2015

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the volume and mix of interest earning assets and interest bearing liabilities combined with changes in market rates of interest greatly affect net interest income. Table One presents the average balance sheets and an interest rate analysis for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, net interest income increased $136,000 or 6.7%, from the same period in 2014. The increase in net interest income was primarily due to the increase in the interest and fees earned on loans combined with the slight reduction in the expense paid on interest bearing liabilities, offset in part by a decline in the interest earned on investment securities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with the changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 3.21% for the three month period ended March 31, 2015 as compared to 3.18% for the same period in 2014. The average volume of earning assets decreased $693,000 or 0.2% from December 31, 2014 to March 31, 2015.

For the three months ended March 31, 2015, interest and fees on loans increased $248,000 or 21.2%, from the same period in 2014 primarily due to the increase in the average loan volume and yield earned on loans. The taxable equivalent yield on loans increased 49 basis points, to 6.03% for the three month period ended March 31, 2015 as compared to 5.54% for the same period in 2014. The average balance on loans increased $7.1 million or 7.5% since December 31, 2014 to March 31, 2015.

Interest income on investment securities decreased $148,000 or 12.2% during the first quarter of 2015, as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decrease in average volume as well as the decrease in the yield earned. The taxable equivalent yield on investment securities decreased 43 basis points, to 2.72% during the three month period ended March 31, 2015 as compared to 3.15% for the same period in 2014. The average volume of the investment portfolio decreased approximately $7.9 million or 3.9% from December 31, 2014 to March 31, 2015.

Interest expense decreased $14,000 or 3.8% during the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities which was offset in part by an increase in the average balances of interest bearing liabilities. The average yield on interest bearing liabilities fell 4 basis points, from .59% during the period ended March 31, 2014 to .55% during the period ended March 31, 2015, while the average volume grew $7.7 million or 3.0% during this same period. The decline in the average yield on interest bearing liabilities was primarily due to the decline in the interest rates on time deposits, offset in part by an increase in the average yield on FHLB and other long term borrowings and repurchase agreements.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Noninterest Income

Noninterest income increased $992,000 for the three months ended March 31, 2015 as compared to the same period of the prior year. The increase in noninterest income was primarily due to the net gains on available for sale securities which totaled $956,000 for the first quarter of 2015. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $11,000 or 12.8%, during the first three months of 2015 as compared to the same period in 2014 primarily due to a decline in overdraft charges which fluctuate based on customer activity.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, home equity credit line fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the three month period ended March 31, 2015, other operating income decreased $2,000 or 1.2% compared to the same period in 2014. This decrease was primarily due to the declines in fee income earned on loans sold to the FHLB and checkbook income, offset in part by an increase in ATM fees.

Noninterest Expense

Noninterest expense increased $103,000 or 5.4% for the three months ended March 31, 2015 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increase in salary and employee benefit expenses combined with slight increases in occupancy expenses and other operating expenses.

Salary and employee benefits represent the largest component of noninterest expense. Salary and employee benefits increased $82,000 or 9.0% during the first quarter of 2015 as compared to the same period in 2014. The increase was primarily attributable to an increase in salary expenses due to additional employees. The Company had 99 full-time equivalent employees at March 31, 2015 versus 94 full-time equivalent employees at March 31, 2014.

Occupancy expenses increased $8,000 or 1.9% for the three month period ended March 31, 2015 as compared to the same period of the prior year primarily due to increases in depreciation expenses related to the newly constructed Warwood branch combined with slight increases in building maintenance expenses, real estate taxes, and utilities, offset in part by slight declines in furniture and fixture expenses and insurance expenses.

Other operating expense increased $13,000 or 2.3%, compared to the same period of the prior year. The increase in other operating expenses was primarily due to increases in directors’ fees and various other expenses, offset in part by decreases in advertising expenses and postage and transportation expenses. The increase in directors’ fees was primarily the result of the increase in the number of directors.

Other operating expenses for the three months ended March 31 included the following (in thousands):

	2015	2014	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$47	$28	$19	67.9%
Stationery and supplies	28	29	(1)	(3.4)%
Regulatory assessment and deposit insurance	77	76	1	1.3%
Advertising	30	39	(9)	(23.1)%
Postage and transportation	32	41	(9)	(22.0)%
Other taxes	45	43	2	4.7%
Service expense	111	110	1	0.9%
Other	213	204	9	4.4%

Total	$583	$570	$13	2.3%

Income Taxes

Income tax expense increased $433,000 during the three month period ended March 31, 2015 as compared to the same period in 2014 primarily due to the net gains on available for sale securities. Components of the income tax expense for March 31, 2015 were an income tax expense of $289,000 for federal taxes and $38,000 for West Virginia corporate net income taxes. Federal income tax rates remained consistent at 34% for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014. West Virginia corporate net income tax rates were 6.50% for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. A valuation allowance was recorded in 2014 due to the Company’s concern that a deferred tax asset may not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent on judgment. At March 31, 2015, the valuation allowance of $225,000 was considered to be adequate based on the Company’s projections of future taxable income and tax planning strategies.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Table One - Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended March 31, 2015 and 2014. Average balance sheet information for the periods ended March 31, 2015 and 2014 was compiled using the daily average balance sheet. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited) March 31, 2015			(Unaudited) March 31, 2014
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$45,379	$197	1.76%	$50,064	$229	1.86%
Mortgage backed securities	109,588	515	1.91%	92,992	443	1.93%
States and political subdivisions
Taxable	2,212	22	4.03%	—	—	—
Non-taxable	34,346	332	3.92%	59,960	542	3.67%
Other securities	171	1	2.37%	167	2	4.86%

Total Investment securities	191,696	1,067	2.26%	203,183	1,216	2.43%
Interest bearing deposits	20,568	11	0.22%	20,965	13	0.25%
Loans, net of unearned income	101,182	1,418	5.68%	91,760	1,170	5.17%
Other earning assets	848	35	16.74%	1,303	10	3.11%

Total earning assets	314,294	2,531	3.27%	317,211	2,409	3.08%
Other assets	22,032			22,542
Allowance for loan losses	(1,810)			(1,865)

Total Assets	$334,516			$337,888

LIABILITIES
Time deposits	$62,070	$151	0.99%	$66,341	$180	1.10%
Savings deposits	114,236	93	0.33%	109,723	89	0.33%
Interest bearing demand deposits	56,782	17	0.12%	52,361	16	0.12%
Federal funds purchased and repurchase agreements	22,789	49	0.87%	19,706	38	0.78%
FHLB and other long-term borrowings	3,407	41	4.88%	3,503	42	4.86%

Total interest bearing liabilities	259,284	351	0.55%	251,634	365	0.59%
Noninterest bearing demand deposits	40,127			52,260
Other liabilities	861			588

Total Liabilities	300,272			304,482
STOCKHOLDERS’ EQUITY	34,244			33,406

Total Liabilities and Stockholders’ Equity	$334,516			$337,888

Net yield on earning assets		$2,180	2.81%		$2,044	2.61%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended March 31, 2015 and 2014. The effect of this adjustment is presented below.

Investment securities	$191,696	$1,288	2.72%	$203,183	$1,578	3.15%
Loans	101,182	1,503	6.02%	91,760	1,253	5.54%

Total earning assets	$314,294	$2,837	3.66%	$317,211	$2,854	3.65%

Taxable equivalent net yield on earning assets		$2,486	3.21%		$2,489	3.18%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

BALANCE SHEET ANALYSIS

Investments

Investment securities increased approximately $1.6 million or .8% from December 31, 2014 to March 31, 2015. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 83.7% of total securities at March 31, 2015, as compared to 79.6% at December 31, 2014. Due to the Company’s current deferred tax asset position, the purchase strategy is focused on taxable versus non-taxable investment securities. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market or credit risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at March 31, 2015 and increased .8% from December 31, 2014 primarily due to the increase in the unrealized gains on available for sale securities. Purchases of investment securities were mostly offset by sales, prepayments, and calls. The Company did not have any investment securities classified as held to maturity securities at March 31, 2015 and December 31, 2014. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying value of securities available for sale was above book value by $2,403,000 and $1,338,000 at March 31, 2015 and December 31, 2014, respectively.

Table Two - Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at March 31, 2015 and December 31, 2014 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s subsidiary bank sold non-taxable state and political subdivision securities with an amortized cost of approximately $5.1 million and mortgage-backed securities with an amortized cost of approximately $33.5 million in the first quarter of 2015 and reinvested the proceeds primarily in mortgage-backed securities. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions.

(dollars in thousands)	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$1	$1	0.01%
After One But Within Five Years	23,095	23,111	1.56	22,095	21,899	1.58
After Five But Within Ten Years	25,649	25,560	1.99	22,499	22,106	1.83
After Ten Years	—	—	—	—	—	—

	48,746	48,673	1.79	44,595	44,006	1.71

States & Political Subdivisions
Within One Year	—	—	—	604	607	6.81
After One But Within Five Years	2,401	2,521	6.14	2,998	3,125	6.12
After Five But Within Ten Years	14,874	15,572	5.23	16,782	17,343	5.18
After Ten Years	15,397	16,668	6.13	19,965	21,347	5.91

	32,672	34,761	5.73	40,349	42,422	5.64

Mortgage-Backed Securities	114,656	115,006	2.10	110,626	110,443	2.16

Equity Securities	171	208	3.29	171	208	4.32

Total	$196,245	$198,648	2.66%	$195,741	$197,079	2.81%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Loans

Total loans, net of unearned income, increased approximately $3.6 million or 3.7% from December 31, 2014 to March 31, 2015. The increase in total loans in 2015 was primarily due to the increase in commercial loans of $4,822,000, offset in part by the declines in commercial real estate, consumer real estate, and consumer loans which decreased $812,000, $325,000, and $55,000, respectively. Commercial and other loans increased due to an increase in commercial loans, offset slightly by a decrease in non-rated industrial development obligations. The decline in commercial real estate loans was a result of the decrease in non-farm, non-residential loans as well as a slight decrease in multi-family residential loans. Consumer real estate loans decreased primarily in residential real estate and home equity loans, offset in part by increases in construction loans and home equity lines of credit. The decline in consumer loans was primarily due to the decrease in credit cards as well as a small decrease in installment loans to individuals.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-five percent (45%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty-one percent (31%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised twenty-one percent (21%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2014 to March 31, 2015 were a 4% increase in commercial and other loans, a 2% decrease in commercial real estate loans, and a 2% decrease in consumer real estate loans.

Table Three - Loan Portfolio - Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of March 31, 2015 and December 31, 2014:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2015			December 31, 2014
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Commercial real estate	$654	$8,158	$37,325	$866	$8,932	$37,151
Commercial and other loans	1,052	4,284	16,609	928	4,299	11,896

Total	$1,706	$12,442	$53,934	$1,794	$13,231	$49,047

The following table presents an analysis of fixed and variable rate loans other than installment loans and residential mortgages as of March 31, 2015 and December 31, 2014 due to mature after one year:

	(Unaudited)			(Unaudited)
(dollars in thousands)	March 31, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total Due After One Year	Fixed Rate	Variable Rate	Total Due After One Year
Commercial real estate	$11,478	$34,005	$45,483	$12,101	$33,982	$46,083
Commercial and other loans	13,696	7,197	20,893	8,859	7,336	16,195

Total	$25,174	$41,202	$66,376	$20,960	$41,318	$62,278

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement was $8,267,000 and $8,501,000 as of March 31, 2015 and December 31, 2014, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $322,000 and $323,000 at March 31, 2015 and December 31, 2014, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of non-performing assets is presented in the following table. Total non-performing loans were $1,271,000 at March 31, 2015 as compared to $1,437,000 at December 31, 2014. Non-performing loans decreased $166,000 in 2015. The decrease in non-performing loans in 2015 was primarily due to the decrease in non-accrual loans and renegotiated commercial real estate loans.

Table Four - Risk Elements

Loans which are in the process of collection, but are contractually past due ninety days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	March 31,	December 31,
	2015	2014	2013	2012	2011
Past due 90 days or more, still accruing:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	14	—	—	—

	$—	$14	$—	$—	$—

Renegotiated:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	41	44	—	—
Consumer real estate	350	350	—	—	—
Consumer	—	—	—	—	—

	$350	$391	$44	$—	$—

Non-accrual:
Commercial and other loans	$20	$39	$26	$31	$39
Commercial real estate	608	703	885	3,115	3,533
Consumer real estate	293	290	355	388	447
Consumer	—	—	4	17	27

	$921	$1,032	$1,270	$3,551	$4,046

Other real estate	$—	$—	$—	$—	$138

Total non-performing assets	$1,271	$1,437	$1,314	$3,551	$4,184

Total non-performing assets to total loans and other real estate	1.24%	1.45%	1.41%	3.57%	3.82%

Loans are placed in non-accrual when the principal or interest is past due ninety days or more, unless the loan is both well secured and in the process of collection. Non-accrual loans were $921,000 or .9% of total loans outstanding as of March 31, 2015, as compared to $1,032,000 or 1.0% of total loans outstanding as of December 31, 2014. Non-accrual loans decreased in 2015 primarily due to the payments being applied to nonaccrual loans. Management continues to monitor the non-performing assets to ensure against deterioration in collateral values.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Loans-Continued

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. A loan is placed on a non-accrual status when, in the opinion of management, doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan when either the principal or interest is past due ninety days or more unless the loan is both well secured and in the process of collection. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $10,000 and $19,000 for the three months ended March 31, 2015 and 2014, respectively. Interest income of $5,000 and $1,000 was recognized on the renegotiated loans subsequent to their classification as impaired for the three months ended March 31, 2015 and March 31, 2014, respectively.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $2,000 or .1%, since December 31, 2014. The allowance for loan losses represented 1.8% of outstanding loans as of March 31, 2015 and December 31, 2014. Net loan charge-offs amounted to $2,000 for the three month period ended March 31, 2015, compared to net loan recoveries of $1,000 for the same period in 2014. There was no provision made to the allowance for loan losses during the three months ended March 31, 2015 and March 31, 2014. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The additions and deletions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

Table Five - Analysis of Allowance for Possible Loan Losses

(dollars in thousands)	March 31,	December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance at beginning of period:	$1,813	$1,865	$2,181	$2,504	$2,059
Loans charged off:
Commercial and other loans	—	5	—	—	8
Commercial real estate	—	36	—	87	156
Consumer real estate	—	—	—	—	28
Consumer	5	16	12	9	19

Total	5	57	12	96	211
Recoveries:
Commercial and other loans	—	—	—	—	2
Commercial real estate	2	—	84	15	45
Consumer real estate	—	—	—	—	—
Consumer	1	5	12	6	9

Total	3	5	96	21	56
Net charge-offs (recoveries)	2	52	(84)	75	155
Provision (credit) to operations	—	—	(400)	(248)	600

Balance at end of period:	$1,811	$1,813	$1,865	$2,181	$2,504

Average loans outstanding	$101,182	$94,103	$97,374	$104,566	$115,415

Ratio of net charge-offs to average loans outstanding for the period	0.00%	0.06%	-0.09%	0.07%	0.13%
Ratio of the allowance for loan losses to loans outstanding for the period	1.76%	1.83%	2.00%	2.19%	2.29%

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Table Six - Allocation of Allowance for Possible Loan Losses

The following table presents an allocation of the allowance for possible loan losses at March 31, 2015 and each of the four year periods ended December 31, 2014. The allocation presented below is based on the historical average of net charge offs per category combined with the changes in loan growth, level of nonperforming assets, and local economic conditions, and management’s review of the loan portfolio.

	March 31,		December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$304	21.3%	$281	17.2%	$260	17.9%	$179	15.7%	$179	14.6%
Commercial real estate	1,232	44.8%	1,254	47.3%	1,315	47.1%	1,762	50.4%	2,082	51.5%
Consumer real estate	261	31.3%	263	32.7%	263	31.3%	193	28.6%	193	27.4%
Consumer	14	2.6%	15	2.8%	27	3.7%	47	5.3%	50	6.5%

Total	$1,811	100.0%	$1,813	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%

Other Assets

Other assets decreased approximately $622,000, or 23.9%, during 2015 primarily as a result of the decrease in the deferred tax asset related to unrealized gains on available-for-sale securities.

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits increased approximately $2.4 million, or .9% during the first three months of 2015. Since year end the increase in total deposits was primarily due to increases in savings and interest bearing demand deposits of $3,032,000 and $2,301,000, respectively, offset in part by decreases in noninterest bearing deposits and certificates of deposit which decreased approximately $1,604,000 and $1,331,000, respectively. At March 31, 2015, noninterest bearing deposits comprised 14.6% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 85.4% of total deposits. The changes in the composition of the deposit mix from December 31, 2014 to March 31, 2015 were a .7% increase in interest bearing deposits and a .7% decrease in noninterest bearing deposits.

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements represent borrowings of a short duration, usually less than 30 days. For repurchase agreements, the securities underlying the agreements remained under the Bank’s control. There were no Federal funds purchased at March 31, 2015 and December 31, 2014. Repurchase agreements increased $4,873,000 or 23.1%, from December 31, 2014 to March 31, 2015. The increase since year end was primarily due to the increase in the balances maintained by existing repurchase agreement customers.

Capital Resources

Stockholders’ equity increased 3.9% during the three month period ended March 31, 2015 due to a 1.9% increase in accumulated other comprehensive income and an increase of 2.0% from current earnings after quarterly dividends. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains on securities available for sale. Stockholders’ equity amounted to 10.6% and 10.5% of total assets at March 31, 2015 and December 31, 2014, respectively. The Company paid dividends of $.20 per share during the three month periods ended March 31, 2015 and 2014, respectively.

The Company’s primary source of funds for payment of dividends to shareholders is from the dividends from its subsidiary bank. The approval of the Comptroller of the Currency is required to pay dividends if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits (as defined) for the year, combined with its retained net profits of the preceding two years. Under this formula, the Company’s subsidiary bank can declare dividends in 2015, without approval of the Comptroller of the Currency, of approximately $1,500,000, plus an additional amount equal to the bank’s net profit for 2015 up to the date of any such dividend declaration.

First West Virginia Bancorp, Inc.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $198,648,000 classified as available for sale at March 31, 2015. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the company has the intent and ability to hold until the anticipated recovery in market value is $71,348,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at March 31, 2015 was approximately $39.3 million subject to the purchase of additional FHLB stock. At March 31, 2015, the subsidiary bank had a short term line of credit in the aggregate amount of approximately $19.8 million available with the FHLB. There were no short term borrowings outstanding pursuant to this agreement as of March 31, 2015. At March 31, 2015 and December 31, 2014, the Company had outstanding loan commitments and unused lines of credit totaling $17,285,000 and $23,155,000, respectively. As of March 31, 2015, management placed a high probability for required funding within one year of approximately $8.3 million. Approximately $7.3 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at March 31, 2015 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 1.1%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 11.7%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would increase by approximately 0.5%, and given a 100 basis point decrease scenario net interest income would be reduced by 6.2%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, noninterest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability Committee.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer, William G. Petroplus, and Executive Vice President, Chief Administrative Officer and Chief Financial Officer, Francie P. Reppy, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On March 5, 2015 a report on Form 8-K was filed which contained a press release dated March 4, 2015 that reported the announcement of First West Virginia Bancorp Inc.’s fourth quarter and year end earnings.

On March 26, 2015 a report on Form 8-K was filed which stated that the Board of Directors of First West Virginia Bancorp, Inc. appointed William G. Petroplus to serve as the President and Chief Executive Officer of the Company and Progressive Bank, N.A., its wholly owned subsidiary bank, effective immediately.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 43 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: May 12, 2015

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate and Articles of Incorporation of First West Virginia Bancorp, Inc.		10-K	001-13652	3.1	3/31/10

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		8-K	001-13652	3.2	12/23/13

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O.V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G. Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.8	3/29/13

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information.	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer.	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer.	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File.	X