Form 10-Q
period 2015-06-30
FIRST WEST VIRGINIA BANCORP INC
filed 2015-08-14
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of June 30, 2015: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(in thousands, except shares)	(Unaudited)
ASSETS
Cash and due from banks	$5,290	$5,348
Due from banks - interest bearing	12,407	15,048

Total cash and cash equivalents	17,697	20,396
Investment securities:
Available-for-sale (at fair value)	191,337	197,079
Loans	104,820	99,217
Less allowance for loan losses	(1,758)	(1,813)

Net loans	103,062	97,404
Premises and equipment, net	8,197	8,413
Accrued income receivable	1,014	1,015
Goodwill	1,644	1,644
Bank owned life insurance	3,894	3,840
Other assets	2,844	2,599

Total assets	$329,689	$332,390

LIABILITIES
Noninterest bearing deposits:
Demand	$37,826	$41,556
Interest bearing deposits:
Demand	53,873	55,459
Savings	116,145	112,756
Time	59,536	62,372

Total deposits	267,380	272,143
Securities sold under agreements to repurchase	23,321	21,051
Federal Home Loan Bank borrowings	3,371	3,420
Accrued interest payable	110	120
Other liabilities	642	784

Total liabilities	294,824	297,518

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at June 30, 2015 and December 31, 2014	8,644	8,644
Treasury stock - 10,000 shares at cost	(228)	(228)
Surplus	6,966	6,966
Retained earnings	19,338	18,655
Accumulated other comprehensive income	145	835

Total stockholders’ equity	34,865	34,872

Total liabilities and stockholders’ equity	$329,689	$332,390

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014
(in thousands, except shares and per share amounts)	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,127	$1,030	$2,417	$2,075
Tax-exempt	127	132	255	257
Debt securities:
Taxable	733	710	1,468	1,384
Tax-exempt	294	481	626	1,023
Other interest and dividend income	24	28	70	52

Total interest and dividend income	2,305	2,381	4,836	4,791

INTEREST EXPENSE
Deposits	253	276	514	561
Federal funds purchased and repurchase agreements	55	39	104	78
Federal Home Loan Bank borrowings	40	41	81	83

Total interest expense	348	356	699	722

Net interest income	1,957	2,025	4,137	4,069
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	1,957	2,025	4,137	4,069

NONINTEREST INCOME
Service charges and other fees	74	93	149	179
Net gains on available for sale securities	200	261	1,156	261
Other-than-temporary losses on securities
Total other-than-temporary losses	—	—	—	(49)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	—	—	(49)
Other operating income	152	153	319	322

Total noninterest income	426	507	1,624	713

NONINTEREST EXPENSE
Salary and employee benefits	1,012	937	2,004	1,847
Net occupancy expense of premises	426	421	864	850
Other operating expenses	659	667	1,242	1,238

Total noninterest expense	2,097	2,025	4,110	3,935

Income before income taxes	286	507	1,651	847
INCOME TAX EXPENSE (BENEFIT)	(46)	(31)	281	(137)

Net income	$332	$538	$1,370	$984

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.20	$0.31	$0.80	$0.57

DIVIDENDS PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014
(in thousands)	(Unaudited)		(Unaudited)
Net Income	$332	$538	$1,370	$984

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	(1,971)	2,489	50	5,022
Income tax effect	742	(937)	(19)	(1,890)
Reclassification of gains recognized in earnings	(200)	(261)	(1,156)	(212)
Income tax effect	75	99	435	80

Total other comprehensive income (loss)	(1,354)	1,390	(690)	3,000

Comprehensive income (loss)	$(1,022)	$1,928	$680	$3,984

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except shares and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2014	1,728,730	$8,644	$(228)	$6,966	$18,655	$835	$34,872
Net Income	—	—	—	—	1,370	—	1,370
Other comprehensive loss	—	—	—	—	—	(690)	(690)
Cash dividend ($.40 per share)	—	—	—	—	(687)	—	(687)

BALANCE, JUNE 30, 2015	1,728,730	$8,644	$(228)	$6,966	$19,338	$145	$34,865

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,644	$(228)	$6,966	$18,126	$(2,718)	$30,790
Net Income	—	—	—	—	984	—	984
Other comprehensive income	—	—	—	—	—	3,000	3,000
Cash dividend ($.40 per share)	—	—	—	—	(687)	—	(687)

BALANCE, JUNE 30, 2014	1,728,730	$8,644	$(228)	$6,966	$18,423	$282	$34,087

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$1,370	$984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	318	304
Amortization of investment securities, net	403	215
Investment security gains	(1,156)	(261)
Other-than-temporary losses on securities	—	49
Net gains on sales of mortgage loans	—	(2)
Loss on disposal of premises and equipment	9	2
Increase in cash surrender value of bank-owned life insurance	(54)	(53)
Originations of mortgage loans held for sale	—	(85)
Proceeds from sales of mortgage loans	—	87
Decrease in interest receivable	1	33
Decrease in interest payable	(10)	(12)
Decrease (increase) in deferred taxes	62	(5)
Other, net	(32)	(1,345)

Net cash provided by (used in) operating activities	911	(89)

INVESTING ACTIVITIES
Net increase in loans, net of charge-offs	(5,667)	(1,047)
Recoveries on loans previously charged-off	8	3
Proceeds from sales of securities available-for-sale	52,074	12,210
Proceeds from maturities, prepayments, and calls of securities available-for-sale	14,139	10,043
Purchases of securities available-for-sale	(60,824)	(18,346)
Purchases of premises and equipment	(111)	(1,081)

Net cash provided by (used in) investing activities	(381)	1,782

FINANCING ACTIVITIES
Net decrease in deposits	(4,763)	(10,147)
Dividends paid	(687)	(687)
Increase (decrease) in short-term borrowings	2,270	(438)
Repayment of Federal Home Loan Bank borrowings	(49)	(47)

Net cash used in financing activities	(3,229)	(11,319)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,699)	(9,626)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,396	31,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,697	$22,249

Supplemental Disclosures:
Cash Paid for Interest	$709	$733
Cash Paid for Income Taxes	$26	$8

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year or any other period. The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At June 30, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $537,000. Additionally, the Company had approximately $11,721,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of June 30, 2015.

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

        Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other-than-temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. There were no investment securities identified by management to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of June 30, 2015 and December 31, 2014.

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

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2015. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $7,944,000 and $8,501,000 as of June 30, 2015 and December 31, 2014, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $316,000 and $323,000 at June 30, 2015 and December 31, 2014, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as a result of this agreement was $6,000 and $5,000 for the three months ended June 30, 2015 and 2014, respectively, and $12,000 and $13,000 for the six months ended June 30, 2015 and 2014, respectively.

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

JUNE 30, 2015 AND 2014

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,758,000 at June 30, 2015, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of June 30, 2015 and 2014. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

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

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,894,000 and $3,840,000 at June 30, 2015 and December 31, 2014, respectively. The death benefit value of the bank-owned life insurance at June 30, 2015 and December 31, 2014 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $70,000 and $50,000 for the three months ended June 30, 2015 and June 30, 2014, respectively. For the six month periods ended June 30, 2015 and 2014 advertising expenses amounted to $100,000 and $89,000, respectively.

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

JUNE 30, 2015 AND 2014

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. Any subsequent declines in fair value and gains or losses on the disposition of these assets are credited to or charged against income. Other real estate owned is included in other assets. The recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled approximately $71,000 at June 30, 2015.

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

Legal Proceedings: The nature of the business of the Holding Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

Recent Accounting Pronouncements: In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by:

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update addresses the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized; the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at June 30, 2015 and December 31, 2014:

	(Expressed in thousands)
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$44,751	$—	$(459)	$44,292
Obligations of states and political subdivisions	32,301	1,617	(127)	33,791
Mortgage-backed securities	113,878	362	(1,194)	113,046
Equity securities	175	35	(2)	208

Total available-for-sale	$191,105	$2,014	$(1,782)	$191,337

	(Expressed in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$44,595	$13	$(602)	$44,006
Obligations of states and political subdivisions	40,349	2,144	(71)	42,422
Mortgage-backed securities	110,626	818	(1,001)	110,443
Equity securities	171	38	(1)	208

Total available-for-sale	$195,741	$3,013	$(1,675)	$197,079

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014, was approximately $138,183,000 and $92,305,000, which is approximately 72.2% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities until they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 70 positions that are temporarily impaired at June 30, 2015.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

	(Expressed in thousands)
	June 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$28,513	$(236)	$15,777	$(223)	$44,290	$(459)
Obligations of states and political subdivisions	6,099	(127)	—	—	6,099	(127)
Mortgage-backed securities	55,913	(439)	31,827	(755)	87,740	(1,194)

Total debt securities	90,525	(802)	47,604	(978)	138,129	(1,780)
Equity securities	32	(1)	22	(1)	54	(2)

Total	$90,557	$(803)	$47,626	$(979)	$138,183	$(1,782)

	(Expressed in thousands) December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$5,486	$(9)	$36,006	$(593)	$41,492	$(602)
Obligations of states and political subdivisions	766	(7)	5,000	(64)	5,766	(71)
Mortgage-backed securities	7,193	(12)	37,835	(989)	45,028	(1,001)

Total debt securities	13,445	(28)	78,841	(1,646)	92,286	(1,674)
Equity securities	19	(1)	—	—	19	(1)

Total	$13,464	$(29)	$78,841	$(1,646)	$92,305	$(1,675)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$—	$49	$—	$—
Additions for credit-related OTTI not previously recognized	—	—	—	49
Reductions for securities sold during the period (realized)	—	(49)	—	(49)

Balance at end of period	$—	$—	$—	$—

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of June 30, 2015 and 2014.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$584	$605
Due after one year through five years	27,146	27,069
Due after five years through ten years	33,926	34,084
Due after ten years	15,396	16,325

	77,052	78,083
Mortgage-backed securities	113,878	113,046
Equity securities	175	208

Total	$191,105	$191,337

Proceeds from sales of securities available-for-sale during the six month periods ended June 30, 2015 and 2014, were $52,074,000 and $12,210,000, respectively. Gross gains of $1,156,000 were realized during the six months ended June 30, 2015. Gross losses realized during the six months ended June 30, 2015 were less than $500 and not considered material for financial reporting and disclosure purposes. Gross gains of $297,000 and gross losses of $36,000 were realized during the six months ended June 30, 2014. Proceeds from sales of securities available-for-sale during the three month periods ended June 30, 2015 and 2014, were $12,527,000 and $12,210,000, respectively. Gross gains of $200,000 were realized during the three months ended June 30, 2015. Gross losses realized during the three months ended June 30, 2015 were less than $500 and not considered material for financial reporting and disclosure purposes. Gross gains of $297,000 and gross losses of $36,000 were realized during the three months ended June 30, 2014. Assets carried at $71,661,000 and $63,856,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

NOTE 3 - LOANS AND LEASES

Loans outstanding at June 30, 2015 and December 31, 2014, are as follows:

	(Expressed in Thousands)
	June 30, 2015	December 31, 2014
Consumer Real Estate:
Construction	$3,563	$3,519
Farmland	82	93
Residential 1-4 family	22,757	23,737
Home equity loans	980	1,207
Home equity lines of credit	4,305	3,966

Total Consumer Real Estate	31,687	32,522
Commercial Real Estate:
Non-farm, non-residential	39,742	37,411
Multifamily (5 or more) residential properties	9,210	9,538

Total Commercial Real Estate	48,952	46,949
Commercial and Other Loans:
Commercial	10,751	5,720
Non-rated industrial development obligations	10,792	11,384
Other loans	27	19

Total Commercial and Other Loans	21,570	17,123
Consumer Loans:
Installment and other loans to individuals	2,299	2,261
Credit Cards	462	503

Total Consumer Loans	2,761	2,764

Total Loans	104,970	99,358
Less unearned interest and deferred fees	150	141

Gross Loans	104,820	99,217
Less allowance for loan losses	1,758	1,813

Net Loans	$103,062	$97,404

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Non-accrual loans amounted to $869,000 and $1,032,000 at June 30, 2015 and December 31, 2014, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $12,000 and $19,000 for the three months ended June 30, 2015 and June 30, 2014, respectively. For the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $21,000, $37,000 and $63,000, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	June 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$21,519	$31	$—	$20	$51	$21,570	$—
Commercial real estate	48,272	354	—	326	680	48,952	—
Consumer real estate	31,493	116	—	78	194	31,687	—
Consumer	2,741	12	8	—	20	2,761	—
Unearned interest and deferred fees	(150)	—	—	—	—	(150)	—

Total loans	$103,875	$513	$8	$424	$945	$104,820	$—

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$20	$20	$20	$—
Commercial real estate	243	—	—	326	326	569	—
Consumer real estate	171	31	—	78	109	280	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$414	$31	$—	$424	$455	$869	$—

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$17,078	$6	$—	$39	$45	$17,123	$—
Commercial real estate	46,246	—	13	690	703	46,949	—
Consumer real estate	32,384	71	—	67	138	32,522	—
Consumer	2,742	5	3	14	22	2,764	14
Unearned interest and deferred fees	(141)	—	—	—	—	(141)	—

Total loans	$98,309	$82	$16	$810	$908	$99,217	$14

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$39	$39	$39	$—
Commercial real estate	—	—	13	690	703	703	—
Consumer real estate	223	—	—	67	67	290	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$223	$—	$13	$796	$809	$1,032	$—

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

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$21,550	$—	$20	$—	$21,570
Commercial real estate	45,226	—	3,726	—	48,952

Total	$66,776	$—	$3,746	$—	$70,522

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$17,084	$—	$39	$—	$17,123
Commercial real estate	41,679	1,170	4,100	—	46,949

Total	$58,763	$1,170	$4,139	$—	$64,072

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Performing	Non-performing	Total
Consumer	$2,761	$—	$2,761
Consumer real estate	31,056	631	31,687

Total	$33,817	$631	$34,448

December 31, 2014	Performing	Non-performing	Total
Consumer	$2,750	$14	$2,764
Consumer real estate	32,232	290	32,522

Total	$34,982	$304	$35,286

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Impaired loans at June 30, 2015 and December 31, 2014 are set forth in the following tables (in thousands):

	June 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$20	$—	$20	$20	$20
Commercial real estate	569	341	228	569	77
Consumer real estate	425	75	350	425	9

Total	$1,014	$416	$598	$1,014	$106

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$39	$—	$39	$39	$39
Commercial real estate	744	474	270	744	78
Consumer real estate	493	143	350	493	9
Consumer	18	—	11	11	1

Total	$1,294	$617	$670	$1,287	$127

	Average Recorded Investment		Interest Income Recognized		Interest Income Recognized Cash Basis
	For the three months ended		For the three months ended		For the three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Commercial and other loans	$20	$22	$—	$—	$—	$—
Commercial real estate	587	850	—	1	39	—
Consumer real estate	431	185	5	2	1	—

Total	$1,038	$1,057	$5	$3	$40	$—

	Average Recorded Investment		Interest Income Recognized		Interest Income Recognized Cash Basis
	For the six months ended		For the six months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Commercial and other loans	$29	$24	$—	$—	$—	$—
Commercial real estate	646	881	—	1	253	—
Consumer real estate	459	179	10	2	2	—

Total	$1,134	$1,084	$10	$3	$255	$—

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at June 30, 2015 and two TDRs in accrual status at December 31, 2014.

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

The following tables include the recorded investment and number of modifications for new TDRs, as of the respective dates. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured (in thousands).

	June 30, 2015			December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	2	422	422	1	350	350

Total	2	$422	$422	1	$350	$350

Troubled Debt Restructurings That Subsequently Defaulted Within 12 Months After Restructuring
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	1	350	350

Total	—	$—	$—	1	$350	$350

The following tables include new TDRs by type of modification (in thousands):

	June 30, 2015
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Consumer real estate	—	422	—	422

Total	$—	$422	$—	$422

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2014
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Consumer real estate	—	350	—	350

Total	$—	$350	$—	$350

At June 30, 2015 and December 31, 2014, there were funds of $24,000 and $33,000 committed to be advanced to customers whose loans were classified as TDRs.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the six months ended as of June 30, 2015 and June 30, 2014 (in thousands):

June 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2015	$281	$1,254	$263	$15	$1,813
Charge-offs	(57)	—	—	(6)	(63)
Recoveries	—	2	—	6	8
Provision	120	(113)	(7)	—	—

Ending Balance, June 30, 2015	$344	$1,143	$256	$15	$1,758

Loans individually evaluated for impairment	$20	$77	$9	$—	$106
Loans collectively evaluated for impairment	324	1,066	247	15	1,652

Ending Balance	$344	$1,143	$256	$15	$1,758

June 30, 2014	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	—	—	—	(4)	(4)
Recoveries	—	—	—	3	3
Provision	(20)	(45)	67	(2)	—

Ending Balance, June 30, 2014	$240	$1,270	$330	$24	$1,864

Loans individually evaluated for impairment	$19	$45	$—	$—	$64
Loans collectively evaluated for impairment	221	1,225	330	24	1,800

Ending Balance	$240	$1,270	$330	$24	$1,864

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL for the three months ended as of June 30, 2015 and June 30, 2014 (in thousands):

June 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2015	$304	$1,232	$261	$14	$1,811
Charge-offs	(57)	—	—	—	(57)
Recoveries	—	—	—	4	4
Provision	97	(89)	(5)	(3)	—

Ending Balance, June 30, 2015	$344	$1,143	$256	$15	$1,758

June 30, 2014	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, April 1, 2014	$255	$1,315	$269	$27	$1,866
Charge-offs	—	—	—	(4)	(4)
Recoveries	—	—	—	2	2
Provision	(15)	(45)	61	(1)	—

Ending Balance, June 30, 2014	$240	$1,270	$330	$24	$1,864

The following table presents loans individually and collectively evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$20	$569	$425	$—	$—	$1,014
Loans collectively evaluated	21,550	48,383	31,262	2,761	(150)	103,806

Ending Balance	$21,570	$48,952	$31,687	$2,761	$(150)	$104,820

December 31, 2014
Loans individually evaluated	$39	$744	$493	$11	$—	$1,287
Loans collectively evaluated	17,084	46,205	32,029	2,753	(141)	97,930

Ending Balance	$17,123	$46,949	$32,522	$2,764	$(141)	$99,217

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows (in thousands):

	June 30, 2015	December 31, 2014	Estimated Useful Life Years
Land	$1,984	$1,984
Land improvements	418	419	5 - 20
Leasehold improvements	1,089	1,087	5 - 20
Buildings	6,998	6,998	5 - 50
Furniture, fixtures & equipment	4,264	4,228	3 - 30

Total	14,753	14,716
Less accumulated depreciation	6,556	6,303

Premises and equipment, net	$8,197	$8,413

Charges to operations for depreciation approximated $158,000 and $152,000 for the three months ended June 30, 2015 and 2014, respectively. Depreciation expenses were $318,000 and $304,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6 - DEPOSITS

The composition of the Bank’s deposits at June 30, 2015 and December 31, 2014 follows (in thousands):

	June 30, 2015
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$37,337	$47,974	$111,281	$56,774
States and political subdivisions	487	5,899	4,864	2,280
Commercial banks and other depository institutions	2	—	—	482

Total	$37,826	$53,873	$116,145	$59,536

	December 31, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$41,102	$48,583	$108,108	$59,400
States and political subdivisions	384	6,876	4,617	2,490
Commercial banks and other depository institutions	70	—	31	482

Total	$41,556	$55,459	$112,756	$62,372

A maturity distribution of time certificates of deposit at June 30, 2015 and December 31, 2014, follows:

(dollars in thousands)	Maturities of Time Deposits
	June 30, 2015	December 31, 2014
Due in 2015	$17,943	$35,151
Due in 2016	22,948	13,213
Due in 2017	7,269	6,215
Due in 2018	4,123	4,252
Due in 2019	3,487	3,522
Due in 2020 and thereafter	3,766	19

Total	$59,536	$62,372

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 6 - DEPOSITS (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $19,579,000 and $21,348,000 at June 30, 2015 and December 31, 2014, respectively. Interest expense on certificates of deposit of $100,000 or more was $53,000 and $62,000 for the three months ended June 30, 2015 and 2014, respectively. Interest expense on certificates of deposit of $100,000 or more was $117,000 and $133,000 for the six months ended June 30, 2015 and 2014, respectively. The following table sets forth the remaining maturity of time certificates of deposit of $100,000 or more:

	Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	June 30, 2015	December 31, 2014
Three Months or Less	$2,705	$4,870
Over Three and Less than Six Months	2,502	3,123
Over Six and Less than Twelve Months	6,422	4,515
Over Twelve Months	7,950	8,840

Total	$19,579	$21,348

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at June 30, 2015 was approximately $39.9 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,371,000 and $3,420,000 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 the subsidiary bank had three fixed rate amortizing advances which totaled $3,371,000 with interest rates ranging from 4.65% to 4.89% of which $1,891,000 will mature through 2018 and $1,480,000 will mature through 2023. The collateral securing these borrowings totaled $3,523,000 at June 30, 2015.

The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 2, 2016. The maximum credit available is $21.4 million under the agreement. There were no borrowings outstanding under this agreement at June 30, 2015 and December 31, 2014, respectively.

Contractual maturities of FHLB borrowings as of June 30, 2015 were as follows (in thousands):

Due in 2015	$50
Due in 2016	105
Due in 2017	110
Due in 2018	1,760
Due in 2019	43
Due in 2020 and thereafter	1,303

Total	$3,371

NOTE 8 - REPURCHASE AGREEMENTS

The Bank transfers various securities to customers in exchange for cash at the end of each business day and agrees to reacquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreements remained under the Bank’s control. The risk involved in this type of transaction is that the fair value of the securities transferred may decline below the amount of the Bank’s obligation which would require the Bank to pledge additional amounts. The Bank attempts to manage this risk by monitoring the fair value of securities pledged compared to the repurchase agreement amounts. The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

June 30, 2015
Remaining Contractual Maturity
Repurchase Agreements Accounted for as Secured Borrowings	Overnight and Continuous
U.S. Government corporations and agencies	$7,034
Obligations of states and political subdivisions	6,324
Mortgage-backed securities	21,160

Total securities pledged for repurchase agreements	34,518

Gross amount of recognized liabilities for repurchase agreements	$23,321

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 is as follows:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning Balance	$1,499	$(1,108)	$835	$(2,718)
Other comprehensive income (loss) before reclassifications	(1,229)	1,552	31	3,132
Amounts reclassified from accumulated other comprehensive income	(125)	(162)	(721)	(132)

Period Change	(1,354)	1,390	(690)	3,000

Ending Balance	$145	$282	$145	$282

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the three months ended June 30,		Affected Line Item in the Statement of Income
(dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(200)	$(261)	Net gains on available for sale securities
Related income tax expense	75	99	Income tax expense (benefit)

Net effect on accumulated other comprehensive income (loss) for the period	$(125)	$(162)	Net of tax

Total reclassifications for the period	$(125)	$(162)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the six months ended June 30,		Affected Line Item in the Statement of Income
(dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(1,156)	$(261)	Net gains on available for sale securities
Other-than-temporary losses reclassified into earnings	—	49	Other-than-temporary losses on investments
Related income tax expense	435	80	Income tax expense (benefit)

Net effect on accumulated other comprehensive income (loss) for the period	$(721)	$(132)	Net of tax

Total reclassifications for the period	$(721)	$(132)	Net of tax

(1)	For additional detail related to unrealized gains (losses) on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 10 - REGULATORY MATTERS

The Company’s subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). For June 30, 2015, Interim Final Basel III rules require the bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

As of June 30, 2015, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company’s subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Progressive Bank, N.A.
As of June 30, 2015
Total Capital (to Risk Weighted Assets)	$33,654	22.26%	$12,097	8.0%	$15,121	10.0%
Tier I Capital (to Risk Weighted Assets)	31,896	21.09%	9,072	6.0%	12,097	8.0%
Common Equity Tier I Capital (to Risk Weighted Assets)	31,896	21.09%	6,804	4.5%	9,829	6.5%
Tier I Capital (to Adjusted Total Assets)	31,896	9.61%	13,278	4.0%	16,598	5.0%
As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$32,700	21.29%	$12,290	8.0%	$15,362	10.0%
Tier I Capital (to Risk Weighted Assets)	30,887	20.11%	6,145	4.0%	9,217	6.0%
Tier I Capital (to Adjusted Total Assets)	30,887	9.30%	13,280	4.0%	16,600	5.0%

NOTE 11 - FAIR VALUE MEASUREMENTS

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 11 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the assets reported on the balance sheet at their fair value as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	June 30, 2015
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$44,292	$—	$44,292
Obligations of states and political subdivisions	—	33,791	—	33,791
Mortgage-backed securities	—	113,046	—	113,046
Equity securities	208	—	—	208

Total securities available for sale:	$208	$191,129	$—	$191,337

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$493	$493

(dollars in thousands)	December 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$44,006	$—	$44,006
Obligations of states and political subdivisions	—	42,422	—	42,422
Mortgage-backed securities	—	110,443	—	110,443
Equity securities	208	—	—	208

Total securities available for sale:	$208	$196,871	$—	$197,079

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$503	$503

NOTE 12 -  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level III inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
June 30, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$493	Appraisal of collateral (1)	Appraisal adjustments (2)	-100.0% to 0.0% (-14.4%)
			Liquidation expenses (2)	0.0% to 9.0% (9.0%)

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$503	Appraisal of collateral (1)	Appraisal adjustments (2)	-30.0% to 0.0% (-11.5%)
			Liquidation expenses (2)	0.0% to 9.0% (8.8%)

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Repurchase Agreements: The carrying amount for repurchase agreements is considered to be a reasonable estimate of fair value.

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Unaudited)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimates of fair values of financial instruments are summarized as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$17,697	$17,697	$—	$—	$17,697
Investment securities	191,337	208	191,129	—	191,337
Loans, net	103,062	—	—	103,840	103,840
Accrued interest receivable	1,014	1,014	—	—	1,014
Financial liabilities:
Deposits	267,380	197,386	59,359	—	256,745
Repurchase agreements	23,321	23,321	—	—	23,321
Federal Home Loan Bank borrowings	3,371	—	3,642	—	3,642
Accrued interest payable	110	110	—	—	110

	December 31, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$20,396	$20,396	$—	$—	$20,396
Investment securities	197,079	208	196,871	—	197,079
Loans, net	97,404	—	—	98,445	98,445
Accrued interest receivable	1,015	1,015	—	—	1,015
Financial liabilities:
Deposits	272,143	199,444	62,289	—	261,733
Repurchase agreements	21,051	21,051	—	—	21,051
Federal Home Loan Bank borrowings	3,420	—	3,714	—	3,714
Accrued interest payable	120	120	—	—	120

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Years Ended December 31,
	2015	2014	2015	2014	2014	2013	2012
SUMMARY OF OPERATIONS
Total interest income	$2,305	$2,381	$4,836	$4,791	$9,601	$9,414	$9,838
Total interest expense	348	356	699	722	1,449	1,524	1,789
Net interest income	1,957	2,025	4,137	4,069	8,152	7,890	8,049
Provision (credit) for loan losses	—	—	—	—	—	(400)	(248)
Total other income	426	507	1,624	713	1,877	1,440	2,352
Total other expenses	2,097	2,025	4,110	3,935	8,060	7,672	7,604
Income before income taxes	286	507	1,651	847	1,969	2,058	3,045
Net income	332	538	1,370	984	1,904	2,241	2,538
PER SHARE DATA (1)
Net income	$0.20	$0.31	$0.80	$0.57	$1.11	$1.30	$1.48
Cash dividends declared	0.20	0.20	0.40	0.40	0.80	0.76	0.73
Book value per share	20.29	19.83	20.29	19.83	20.29	17.91	20.77
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$101,789	$91,022	$101,486	$91,387	$94,103	$97,374	$104,566
Investment securities	192,642	200,150	192,171	201,658	199,571	177,809	154,755
Deposits - interest bearing	231,882	229,439	232,482	228,935	230,440	218,229	208,308
Stockholders’ equity	34,594	33,563	34,420	33,485	33,767	32,597	31,608
Total assets	334,942	333,421	334,730	335,642	335,515	316,172	293,601
SELECTED RATIOS
Return on average assets	0.40%	0.65%	0.83%	0.59%	0.57%	0.71%	0.86%
Return on average equity	3.85%	6.43%	8.03%	5.93%	5.64%	6.87%	8.03%
Average equity to average assets	10.33%	10.07%	10.28%	9.98%	10.06%	10.31%	10.77%
Dividend payout ratio (1)	100.00%	64.52%	50.00%	70.18%	72.07%	58.46%	49.32%
Loan to deposit ratio	39.20%	34.25%	39.20%	34.25%	36.46%	32.67%	40.33%

	June 30,		December 31,
	2015	2014	2014	2013	2012
BALANCE SHEET
Investments	$191,337	$202,383	$197,079	$199,955	$178,208
Loans	104,820	94,445	99,217	93,402	99,387
Allowance for loan losses	(1,758)	(1,864)	(1,813)	(1,865)	(2,181)
Other assets	35,290	40,385	37,907	50,653	31,133

Total Assets	$329,689	$335,349	$332,390	$342,145	$306,547

Deposits	$267,380	$275,730	$272,143	$285,877	$246,462
Federal funds purchased and repurchase agreements	23,321	19,777	21,051	20,215	18,767
FHLB borrowings	3,371	3,469	3,420	3,516	3,606
Other liabilities	752	2,286	904	1,747	2,009
Stockholders’ equity	34,865	34,087	34,872	30,790	35,703

Total Liabilities and Stockholders’ Equity	$329,689	$335,349	$332,390	$342,145	$306,547

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail on the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2015 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of the Financial Condition and Results of Holding Company Operations.”

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

OVERVIEW

The Company reported net income of $1,370,000 or $.80 per share for the six months ended June 30, 2015 compared to $984,000 or $.57 per share for the same period during 2014. The increase in net income for the six months ended June 30, 2015 as compared to the same period in 2014 of $386,000 or 39.2% was primarily the result of the increase in noninterest income and net interest income, offset in part by the increase in income tax expense and noninterest expense. Noninterest income increased $911,000 or 127.8% primarily due to the increase in the net gains on sales of investment securities offset in part by a decline in service charges and fees earned on deposit accounts. Net interest income increased $68,000 or 1.7%, primarily due to the increase in the interest and fees earned on loans and the small decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest earned on investment securities. Income tax expense increased $418,000 primarily due to the increase in net gains on sales of securities during the first six months of 2015 over the same period in 2014. Noninterest expenses increased $175,000 or 4.4% during the six month period ended June 30, 2015 as compared to the same period in 2014 primarily due to increases in salary and employee benefits expenses as well as slight increases in occupancy expenses and other operating expenses. The return on average assets was .83% for the six months ended June 30, 2015 as compared to .59% for the same period of the prior year. For the six months ended June 30, 2015 compared to June 30, 2014, the return on average equity was 8.03% and 5.93%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the second quarter of 2015, net income was $332,000 or $.20 per share as compared to $538,000 or $.31 per share for the same period in 2014. The decrease in net income for the three months ended June 30, 2015 as compared to the same period of the prior year of $206,000 or 38.3% was primarily the result of the decrease in net interest income and noninterest income and the increase in noninterest expense, offset in part by the small increase in the income tax benefit. Net interest income decreased $68,000 or 3.4% primarily due to the decrease in the interest earned on investment securities, offset in part by the increase in the interest and fees earned on loans and the slight decrease in the interest expense paid on interest bearing liabilities. Noninterest income decreased $81,000 or 16.0% for the three months ended June 30, 2015 as compared to the same period of the prior year primarily due to the decrease in the net gains on sales of investment securities as well as the decline in service charges and fees earned on deposit accounts. Noninterest expense increased $72,000 or 3.6% during the three month period ended June 30, 2015 as compared to the same period in 2014 primarily due to the increases in salary and employee benefits expenses and occupancy expenses, offset in part by a slight decrease in other operating expenses.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the six months ended June 30, 2015

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the volume and mix of interest earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, net interest income was $4,137,000, an increase of $68,000 or 1.7%, from the same period in 2014. This increase was primarily the result of the increase in the interest and fees earned on loans and the small decrease in the interest expense paid on interest bearing liabilities, offset in part by the decrease in the interest earned on investment securities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 3.03% for the six months ended June 30, 2015 as compared to 3.14% for the same period in 2014. There was a slight decrease in the average volume of earning assets of $1,130,000 or .4%.

Interest and fees on loans increased $341,000 or 14.6%, from the same period in 2014 primarily due to the increase in the average loan volume combined with the increase in the average yield on loans. The average loan volume increased approximately $7.4 million or 7.8% since December 31, 2014. The taxable equivalent yield on loans increased 19 basis points in 2015 from 5.46% at December 31, 2014 to 5.65% at June 30, 2015 and increased 13 basis points as compared to the six months ended June 30, 2014.

Interest income on investment securities during the first six months of 2015 decreased $313,000 or 13.0% as compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the average volume combined with a decrease in the yields earned. The average volume of investment securities decreased approximately $7.4 million or 3.7% since December 31, 2014. The taxable equivalent yield on investment securities decreased 32 basis points in 2015, from 2.96% at December 31, 2014 to 2.64% at June 30, 2015 and decreased 45 basis points as compared to the six months ended June 30, 2014.

During the six months ended June 30, 2015, interest expense declined $22,000 or 3.1% as compared to the same period in 2014. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the six month period ended June 30, 2015. The average yield paid on interest bearing liabilities fell 3 basis points from .57% at December 31, 2014 to .54% at June 30, 2015 and decreased 4 basis points as compared to the six months ended June 30, 2014. The average volume of interest bearing liabilities increased approximately $5.0 million or 2.0% since December 31, 2014.

Noninterest Income

Noninterest income increased $911,000 or 127.8% for the six months ended June 30, 2015 as compared to same period of the prior year. The increase in noninterest income was primarily due to the increase in the net gains on sales of investment securities offset in part by the decrease in service charges and fees earned on deposit accounts and the small decrease in other operating income.

The net gains on investment securities increased $895,000 for the six month period ended June 30, 2015 as compared to the same period in 2014. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions. The Company accounted for securities gains of $1,156,000 during the six month period ended June 30, 2015 and securities gains of $297,000 and securities losses of $36,000 during the six month period ended June 30, 2014. Gross losses realized during the six months ended June 30, 2015 were less than $500 and not considered material for financial reporting and disclosure purposes.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $30,000 or 16.8%, in the first six months of 2015 as compared to the same period in 2014 primarily due to a decline in overdraft charges which fluctuate based on customer activity.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the six month period ended June 30, 2015, other operating income decreased $3,000 or .9% compared to the same period in 2014. The decrease in other operating income was primarily due to decreases in checkbook income, ATM fees, and credit card fees, offset in part by an increase in various miscellaneous income sources.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Two - Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the six months ended June 30, 2015 and 2014. Average balance sheet information for the periods ended June 30, 2015 and 2014 was compiled using the daily average balance sheet. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited) For the six months ended June 30, 2015			(Unaudited) For the six months ended June 30, 2014
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$45,610	$405	1.79%	$49,900	$452	1.83%
Mortgage backed securities	111,909	1,016	1.83%	95,621	921	1.94%
States and political subdivisions
Taxable	2,212	44	4.01%	335	8	4.82%
Non-taxable	32,268	626	3.91%	55,636	1,023	3.71%
Other securities	172	3	3.52%	166	3	3.64%

Total Investment securities:	192,171	2,094	2.20%	201,658	2,407	2.41%
Interest bearing deposits	20,082	25	0.25%	21,363	27	0.25%
Loans, net of unearned income	101,486	2,672	5.31%	91,387	2,332	5.15%
Other earning assets	853	45	10.64%	1,314	25	3.84%

Total earning assets	314,592	4,836	3.10%	315,722	4,791	3.06%
Other assets	21,945			21,785
Allowance for loan losses	(1,807)			(1,865)

Total Assets	$334,730			$335,642

LIABILITIES
Time deposits	$61,187	$293	0.97%	$65,973	$350	1.07%
Savings deposits	114,567	187	0.33%	110,278	180	0.33%
Interest bearing demand deposits	56,728	34	0.12%	52,684	31	0.12%
Federal funds purchased and repurchase agreements	23,812	104	0.88%	19,769	77	0.79%
FHLB and other long-term borrowings	3,395	81	4.81%	3,491	83	4.79%

Total interest bearing liabilities	259,689	699	0.54%	252,195	721	0.58%
Noninterest bearing demand deposits	39,761			49,444
Other liabilities	860			518

Total Liabilities	300,310			302,157
STOCKHOLDERS’ EQUITY	34,420			33,485

Total Liabilities and Stockholders’ Equity	$334,730			$335,642

Net yield on earning assets		$4,137	2.65%		$4,070	2.60%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the six months ended June 30, 2015 and 2014, respectively. The effect of this adjustment is presented below.

Investment securities	$192,171	$2,511	2.64%	$201,658	$3,089	3.09%
Loans	101,486	2,842	5.65%	91,387	2,503	5.52%

Total earning assets	$314,592	$5,423	3.48%	$315,722	$5,644	3.60%

Taxable equivalent net yield on earning assets		$4,724	3.03%		$4,923	3.14%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the six months ended June 30, 2015 (continued)

Noninterest Expense

Noninterest expense increased $175,000 or 4.4% for the six months ended June 30, 2015 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses as well as small increases in occupancy expenses and other operating expenses.

Salary and employee benefits expenses increased $157,000 or 8.5% during the six months ended June 30, 2015 over the same period in 2014 primarily as a result of a rise in salary expenses due to additional employees.

Net occupancy expenses of premises increased $14,000 or 1.6% during the six months ended June 30, 2015 compared to the same period in 2014. Increases in depreciation expenses, banking house expenses, real estate taxes, and utilities offset in part by the decline in furniture and fixtures expense and insurance expense primarily contributed to the increase in occupancy expenses.

Other operating expenses increased $4,000 or .3% for the six months ended June 30, 2015 as compared to June 30, 2014 primarily as a result of the increase in directors’ fees, offset in part by a decline in other taxes. Directors’ fees increased due to the increase in the number of directors in May 2014. The decrease in other taxes was primarily due to the elimination of the West Virginia business franchise tax in 2015.

Other operating expenses for the six months ended June 30 included the following (in thousands):

	2015	2014	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$97	$65	$32	49.2%
Stationery and supplies	68	71	(3)	(4.2)%
Regulatory assessment and deposit insurance	147	152	(5)	(3.3)%
Advertising	100	89	11	12.4%
Postage and transportation	74	76	(2)	(2.6)%
Other taxes	60	90	(30)	(33.3)%
Service expense	251	256	(5)	(2.0)%
Other	445	439	6	1.4%

Total	$1,242	$1,238	$4	0.3%

Income Taxes

Income tax expense for the six month period ended June 30, 2015 was $281,000, increasing $418,000 from the prior year’s income tax benefit. The increase in income tax expense was primarily due to the increase in net gains on sales of securities during the first six months of 2015 over the same period in 2014. Components of the income tax expense for June 30, 2015 were $236,000 for federal taxes and $45,000 for West Virginia corporate net income tax. Federal income tax rates remain consistent at 34% for the six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014. West Virginia corporate net income tax rates were 6.50% in 2015 and 2014.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. A valuation allowance was recorded in 2014 due to the Company’s concern that a deferred tax asset may not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent on judgment. At June 30, 2015, the valuation allowance of $225,000 was considered to be adequate based on the Company’s projections of future taxable income and tax planning strategies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Three - Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended June 30, 2015 and 2014. Average balance sheet information for the periods ended June 30, 2015 and 2014 was compiled using the daily average balance sheet. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Loan fees and unearned discounts were included in income for average rate calculation purposes. Average yields on investment securities available for sale have been calculated based on amortized cost. Average rates were annualized for the three month periods ended June 30, 2015 and 2014.

	(Unaudited) For the three months ended June 30, 2015			(Unaudited) For the three months ended June 30, 2014
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and other U. S. Government agencies	$45,840	$209	1.83%	$49,737	$224	1.81%
Mortgage backed securities	114,206	501	1.76%	98,222	477	1.95%
States and political subdivisions
Taxable	2,212	22	3.99%	667	8	4.81%
Non-taxable	30,211	294	3.90%	51,359	481	3.76%
Other securities	173	1	2.32%	165	1	2.43%

Total Investment securities:	192,642	1,027	2.14%	200,150	1,191	2.39%
Interest bearing deposits	19,601	13	0.27%	21,757	14	0.26%
Loans, net of unearned income	101,789	1,254	4.94%	91,022	1,162	5.12%
Other earning assets	858	11	5.14%	1,324	14	4.24%

Total earning assets	314,890	2,305	2.94%	314,253	2,381	3.04%
Other assets	21,855			21,032
Allowance for loan losses	(1,803)			(1,864)

Total Assets	$334,942			$333,421

LIABILITIES
Time deposits	$60,315	$143	0.95%	$65,608	$170	1.04%
Savings deposits	114,894	94	0.33%	110,827	91	0.33%
Interest bearing demand deposits	56,673	17	0.12%	53,004	15	0.11%
Federal funds purchased and repurchase agreements	24,824	55	0.89%	19,833	39	0.79%
FHLB and other long-term borrowings	3,383	39	4.62%	3,480	41	4.73%

Total interest bearing liabilities	260,089	348	0.54%	252,752	356	0.56%
Demand deposits	39,399			46,658
Other liabilities	860			448

Total Liabilities	300,348			299,858
STOCKHOLDERS’ EQUITY	34,594			33,563

Total Liabilities and Stockholders’ Equity	$334,942			$333,421

Net yield on earning assets		$1,957	2.49%		$2,025	2.58%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended June 30, 2015 and 2014, respectively. The effect of this adjustment is presented below.

Investment securities	$192,642	$1,223	2.55%	$200,150	$1,511	3.03%
Loans	101,789	1,339	5.28%	91,022	1,251	5.51%

Total earning assets	$314,890	$2,586	3.29%	$314,253	$2,790	3.56%

Taxable equivalent net yield on earning assets		$2,238	2.85%		$2,434	3.11%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2015

Net Interest Income

For the three months ended June 30, 2015, net interest income was $1,957,000, decreasing $68,000 or 3.4%, from the same period in 2014. The decrease in net interest income was primarily due to the decrease in the interest earned on investment securities, offset in part by the increase in the interest and fees earned on loans and the slight decrease in the interest expense paid on interest bearing liabilities. The taxable equivalent net yield on earning assets fell from 3.11% for the second quarter of 2014 to 2.85% for the second quarter of 2015. Table Three presents the average balance sheets and an interest rate analysis for three months ended June 30, 2015 and 2014.

Interest and fees on loans increased $92,000 or 7.9% for the three month period ended June 30, 2015 as compared to the same period in 2014 due to the increase in the average volume of loans, offset in part by the decline in the average yield on loans. The average loan volume increased approximately $10.8 million or 11.8% as compared to the three month period ended June 30, 2014. The taxable equivalent yield on loans fell 23 basis points, to 5.28% for the second quarter of 2015 from 5.51% for the same period of the prior year.

Interest income on investment securities decreased $164,000 or 13.8% during the second quarter of 2015 compared to the same period of the prior year. The decrease in interest income on investment securities was primarily due to the decline in the average volume combined with the decrease in the yield earned. The investment portfolio average volume decreased approximately $7.5 million or 3.8% compared to the three month period ended June 30, 2014. The taxable equivalent yield earned on investment securities declined 48 basis points, to 2.55% for the three months ended June 30, 2015 as compared to 3.03% for the same period in 2014.

Interest expense paid on interest bearing liabilities fell $8,000 or 2.2% during the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 2 basis points, from .56% for the second quarter of 2014 to .54% for the second quarter of 2015. The average volume of interest bearing liabilities rose approximately $7.3 million or 2.9% for the same time period primarily due to an increase in the balances maintained in repurchase agreements, savings deposits, and interest bearing demand deposits, offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income decreased $81,000 or 16.0% for the three months ended June 30, 2015 as compared to the same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities as well as the decline in service charges and fees earned on deposit accounts.

The net gains on investment securities decreased $61,000 or 23.4% for the second quarter of 2015 as compared to the same period in 2014. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions. The Company accounted for securities gains of $200,000 during the three month period ended June 30, 2015. Gross losses realized during the three months ended June 30, 2015 were less than $500 and not considered material for financial reporting and disclosure purposes. Gross gains of $297,000 and gross losses of $36,000 were realized during the three months ended June 30, 2014.

Service charges and other fee income fell $19,000 or 20.4%, in the second quarter of 2015 as compared to the same period in 2014 primarily due to a decline in overdraft charges which fluctuate based on customer activity.

For the three months ended June 30, 2015, other operating income decreased $1,000 or .7% compared to the same period in 2014. The decrease in other operating income was primarily due to decreases in ATM fees and checkbook income, offset in part by an increase in various miscellaneous income sources.

Noninterest Expense

Noninterest expense increased $72,000 or 3.6% for the three months ended June 30, 2015 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to the increases in salary and employee benefits expenses and occupancy expenses, offset in part by a slight decrease in other operating expenses.

Salary and employee benefits expenses increased $75,000 or 8.0% during the three months ended June 30, 2015 over the same period in 2014 primarily as a result of a rise in salary expenses due to additional employees.

Net occupancy expense of premises increased $5,000 or 1.2% during the three months ended June 30, 2015 compared to the same period in 2014. Increases in banking house expenses, real estate taxes, depreciation expenses, and utilities offset in part by the decline in furniture and fixtures expense and insurance expense primarily contributed to the increase in occupancy expenses.

Other operating expenses decreased $8,000 or 1.2% for the three months ended June 30, 2015 as compared to June 30, 2014 primarily as a result of the decrease in other taxes and regulatory assessments and deposit insurance, offset in part by an increase in advertising and directors’ fees. The decrease in other taxes was primarily due to the elimination of the West Virginia business franchise tax in 2015. Directors’ fees increased due to the increase in the number of directors in May 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended June 30, 2015 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended June 30 included the following (in thousands):

	2015	2014	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$50	$37	$13	35.1%
Stationery and supplies	41	41	0	0.0%
Regulatory assessment and deposit insurance	69	77	(8)	(10.4)%
Advertising	70	50	20	40.0%
Postage and transportation	42	35	7	20.0%
Other taxes	15	46	(31)	(67.4)%
Service expense	140	146	(6)	(4.1)%
Other	232	235	(3)	(1.3)%

Total	$659	$667	$(8)	(1.2)%

Income Taxes

Income tax benefit for the three month period ended June 30, 2015 was $46,000, increasing $15,000 or 48.4% compared to the same period in 2014. The increase in income tax benefit was primarily due to the decrease in noninterest income and increase in noninterest expense, offset in part by the increase in taxable interest income.

Balance Sheet Analysis

Investments

Investment securities decreased approximately $5.7 million or 2.9% from December 31, 2014 to June 30, 2015. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 83.5% of total securities at June 30, 2015, as compared to 79.6% at December 31, 2014. The Company’s subsidiary bank sold non-taxable state and political subdivision securities with an amortized cost of approximately $5.1 million, agency securities with an amortized cost of approximately $6.5 million, and mortgage-backed securities with an amortized cost of approximately $39.3 million in the first six months of 2015 and reinvested the proceeds primarily in mortgage-backed securities. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at June 30, 2015 and December 31, 2014. The Company did not have any investment securities classified as held to maturity securities at June 30, 2015 and December 31, 2014. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying values of securities available for sale was above amortized cost by $232,000 at June 30, 2015 and $1,338,000 at December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Four - Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at June 30, 2015 and December 31, 2014 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$1	$1	0.01%	$1	$1	0.01%
After One But Within Five Years	24,597	24,395	1.57	22,095	21,899	1.58
After Five But Within Ten Years	20,153	19,896	2.16	22,499	22,106	1.83
After Ten Years	—	—	—	—	—	—

	44,751	44,292	1.84	44,595	44,006	1.71

States & Political Subdivisions
Within One Year	583	604	6.48	604	607	6.81
After One But Within Five Years	2,549	2,674	5.90	2,998	3,125	6.12
After Five But Within Ten Years	13,773	14,188	5.19	16,782	17,343	5.18
After Ten Years	15,396	16,325	6.14	19,965	21,347	5.91

	32,301	33,791	5.73	40,349	42,422	5.64

Mortgage-Backed Securities	113,878	113,046	2.14	110,626	110,443	2.16

Equity Securities	175	208	3.01	171	208	4.32

Total	$191,105	$191,337	2.70%	$195,741	$197,079	2.81%

Loans

Total loans, net of unearned income, increased $5.6 million or 5.6% from December 31, 2014 to June 30, 2015. The increase in total loans in 2015 was primarily due to the increase in commercial and commercial real estate loans of $4,447,000 and $2,003,000, respectively, offset in part by decreases in consumer real estate and consumer loans which decreased $835,000 and $3,000, respectively. Commercial and other loans increased primarily due to an increase in commercial loans, offset in part by a decrease in non-rated industrial development obligations. The increase in commercial real estate loans was a result of the increase in non-farm, non-residential loans, offset slightly by a decrease in multifamily residential loans. The decline in consumer real estate loans during 2015 was primarily due to a decrease in residential 1-4 family loans and home equity loans, offset in part by an increase in home equity lines of credit and construction loans. In the consumer loan category, the decrease in credit cards was mostly offset by the increase in installment and other loans to individuals.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-seven percent (47%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised thirty percent (30%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised twenty percent (20%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2014 to June 30, 2015 were a 3% increase in commercial and other loans and a 3% decrease in consumer real estate loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Five - Loan Portfolio - Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of June 30, 2015 and December 31, 2014:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2015			December 31, 2014
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Commercial real estate	$646	$8,095	$40,211	$866	$8,932	$37,151
Commercial and other loans	1,474	3,765	16,331	928	4,299	11,896

Total	$2,120	$11,860	$56,542	$1,794	$13,231	$49,047

The following table presents an analysis of fixed and variable rate loans other than installment loans and residential mortgages as of June 30, 2015 and December 31, 2014 due to mature after one year:

	(Unaudited)			(Unaudited)
(dollars in thousands)	June 30, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total Due After One Year	Fixed Rate	Variable Rate	Total Due After One Year
Commercial real estate	$11,115	$37,191	$48,306	$12,101	$33,982	$46,083
Commercial and other loans	13,036	7,060	20,096	8,859	7,336	16,195

Total	$24,151	$44,251	$68,402	$20,960	$41,318	$62,278

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement was $7,944,000 and $8,501,000 as of June 30, 2015 and December 31, 2014, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $316,000 and $323,000 at June 30, 2015 and December 31, 2014, respectively.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due ninety days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $1,219,000 at June 30, 2015 as compared to $1,437,000 at December 31, 2014. The decline in non-performing loans in 2015 was primarily due to decreases in non-accrual loans combined with slight declines in renegotiated loans and loans past due ninety days or more and still accruing interest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing Loans (Continued)

Table Six - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	June 30,	December 31,
	2015	2014	2013	2012	2011
Past due 90 days or more, still accruing:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	14	—	—	—

	$—	$14	$—	$—	$—

Renegotiated:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	41	44	—	—
Consumer real estate	350	350	—	—	—
Consumer	—	—	—	—	—

	$350	$391	$44	$—	$—

Non-accrual:
Commercial and other loans	$20	$39	$26	$31	$39
Commercial real estate	569	703	885	3,115	3,533
Consumer real estate	280	290	355	388	447
Consumer	—	—	4	17	27

	$869	$1,032	$1,270	$3,551	$4,046

Other real estate	$—	$—	$—	$—	$138

Total non-performing assets	$1,219	$1,437	$1,314	$3,551	$4,184

Total non-performing assets to total loans and other real estate	1.16%	1.45%	1.41%	3.57%	3.82%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. A loan is placed on a non-accrual status when, in the opinion of management, doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan when either the principal or interest is past due ninety days or more unless the loan is both well secured and in the process of collection. Non-accrual loans were $869,000 or .8% of total loans outstanding as of June 30, 2015, as compared to $1,032,000 or 1.0% of total loans outstanding as of December 31, 2014. Non-accrual loans decreased in 2015 primarily from loan payments. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $12,000 and $19,000 for the three months ended June 30, 2015 and June 30, 2014, respectively. For the six months ended June 30, 2015 and 2014, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $21,000 and $37,000. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $55,000 or 3.0%, since December 31, 2014. The allowance for loan losses represented 1.7% and 1.8% of outstanding loans as of June 30, 2015 and at December 31, 2014, respectively. Charge-offs amounted to $63,000 and recoveries were $8,000 for the six month period ended June 30, 2015. There was no provision made to the allowance for loan losses during the six months ended June 30, 2015. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The additions and deletions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

Table Seven - Analysis of Allowance for Possible Loan Losses

(dollars in thousands)	June 30,	December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance at beginning of period:	$1,813	$1,865	$2,181	$2,504	$2,059
Loans charged-off:
Commercial and other loans	57	5	—	—	8
Commercial real estate	—	36	—	87	156
Consumer real estate	—	—	—	—	28
Consumer	6	16	12	9	19

Total	63	57	12	96	211
Recoveries:
Commercial and other loans	—	—	—	—	2
Commercial real estate	2	—	84	15	45
Consumer real estate	—	—	—	—	—
Consumer	6	5	12	6	9

Total	8	5	96	21	56
Net charge-offs (recoveries)	55	52	(84)	75	155
Provision (credit) charged to operations	—	—	(400)	(248)	600

Balance at end of period:	$1,758	$1,813	$1,865	$2,181	$2,504

Average loans outstanding	$101,486	$94,103	$97,374	$104,566	$115,415

Ratio of net charge-offs to average loans outstanding for the period	0.05%	0.06%	-0.09%	0.07%	0.13%
Ratio of the allowance for loan losses to loans outstanding for the period	1.68%	1.83%	2.00%	2.19%	2.29%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses (Continued)

The following table presents an allocation of the allowance for possible loan losses at June 30, 2015 and each of the four year periods ended December 31, 2014. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth, level of nonperforming assets, and local economic conditions, and management’s review of the loan portfolio.

	June 30,		December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$344	20.6%	$281	17.2%	$260	17.9%	$179	15.7%	$179	14.6%
Commercial real estate	1,143	46.6%	1,254	47.3%	1,315	47.1%	1,762	50.4%	2,082	51.5%
Consumer real estate	256	30.2%	263	32.7%	263	31.3%	193	28.6%	193	27.4%
Consumer	15	2.6%	15	2.8%	27	3.7%	47	5.3%	50	6.5%

Total	$1,758	100.0%	$1,813	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $4.8 million during the first six months of 2015. Since year end the decrease in total deposits was primarily due to decreases in noninterest bearing demand deposits, certificates of deposit, and interest bearing demand deposits which fell approximately $3.7 million, $2.9 million and $1.6 million, respectively, offset in part by an increase in savings deposits of $3.4 million. At June 30, 2015, noninterest bearing deposits comprised 14% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 86% of total deposits. The changes in the composition of the deposit mix since December 31, 2014 were a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Repurchase Agreements

Repurchase agreements represent borrowings of a short duration, usually overnight, and are repeated each business day until the agreement is terminated. The securities underlying the agreements remained under the Bank’s control. Repurchase agreements increased $2.3 million or 10.8%, from December 31, 2014 to June 30, 2015 primarily due to the increase in the balances maintained by existing commercial customers.

Capital Resources

In comparing June 30, 2014 to December 31, 2014, stockholders’ equity did not fluctuate significantly in total as the 2.0% decrease in accumulated other comprehensive income was offset by the 2.0% increase from current earnings after quarterly dividends. The decrease in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available-for-sale. Stockholders’ equity amounted to 10.6% and 10.5% of total assets at June 30, 2015 and December 31, 2014, respectively. The Company paid dividends of $.40 per share during the six month periods ended June 30, 2015 and June 30, 2014. The Company paid dividends of $.20 per share during the three month periods ended June 30, 2015 and June 30, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $191,337,000 classified as available-for-sale at June 30, 2015. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the Company has the intent and ability to hold until the anticipated recovery in market value is $138,183,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at June 30, 2015 was approximately $39.9 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $21.4 million and $19.8 million available with the FHLB at June 30, 2015 and December 31, 2014, respectively. There were no short term borrowings outstanding pursuant to these agreements as of June 30, 2015 and December 31, 2014. The subsidiary bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of June 30, 2015 and December 31, 2014. The subsidiary bank also has pledged investment securities in the amount of $19.6 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of June 30, 2015. At June 30, 2015 and December 31, 2014, the Company had outstanding loan commitments and unused lines of credit totaling $16,557,000 and $23,155,000, respectively. As of June 30, 2015, management placed a high probability for required funding within one year of approximately $7.8 million. Approximately $7.4 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at June 30, 2015 was as follows: given a 200 basis point increase scenario net interest income would be reduced by approximately 2.8%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 16.5%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would be reduced by approximately .4%, and given a 100 basis point decrease scenario net interest income would be reduced by 7.7%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability Committee.

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

On May 1, 2015 a report on Form 8-K was filed which contained a press release dated April 29, 2015 that reported the announcement of First West Virginia Bancorp Inc.’s first quarter earnings.

On May 14, 2015 a report on Form 8-K was filed which contained the results of the submission of matters to a vote of security holders at First West Virginia Bancorp Inc.’s annual meeting of shareholders held May 12, 2015.

(b)	Exhibits

The exhibits listed in the Exhibit Index on page 47 of this FORM 10-Q are incorporated by reference and/or filed herewith.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: August 14, 2015

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate and Restated Articles of Incorporation of First West Virginia Bancorp, Inc.	X

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		8-K	001-13652	3.2	12/23/13

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O.V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G. Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.8	3/29/13

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information.	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer.	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer.	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File.	X