Form 10-Q
period 2015-09-30
FIRST WEST VIRGINIA BANCORP INC
filed 2015-11-12
CIK 37049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of September 30, 2015: Common Stock, $5.00 Par Value, shares outstanding: 1,728,730 shares.

FORM 10-Q INDEX

FIRST WEST VIRGINIA BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(in thousands, except shares)	(Unaudited)
ASSETS
Cash and due from banks	$5,557	$5,348
Due from banks - interest bearing	27,833	15,048

Total cash and cash equivalents	33,390	20,396
Investment securities:
Available-for-sale (at fair value)	196,830	197,079
Loans	101,635	99,217
Less allowance for loan losses	(1,791)	(1,813)

Net loans	99,844	97,404
Premises and equipment, net	8,087	8,413
Accrued income receivable	1,082	1,015
Goodwill	1,644	1,644
Bank owned life insurance	3,922	3,840
Other assets	2,245	2,599

Total assets	$347,044	$332,390

LIABILITIES
Noninterest bearing deposits:
Demand	$37,430	$41,556
Interest bearing deposits:
Demand	57,088	55,459
Savings	117,364	112,756
Time	60,001	62,372

Total deposits	271,883	272,143
Securities sold under agreements to repurchase	28,048	21,051
Federal Home Loan Bank borrowings	3,346	3,420
Accrued interest payable	104	120
Other liabilities	7,698	784

Total liabilities	311,079	297,518

COMMITMENTS AND CONTINGENT LIABILITIES
Commitments and contingent liabilities	—	—
STOCKHOLDERS’ EQUITY
Common stock - 2,000,000 shares authorized at $5 par value:
1,728,730 shares issued at September 30, 2015 and December 31, 2014	8,644	8,644
Treasury stock - 10,000 shares at cost	(228)	(228)
Surplus	6,966	6,966
Retained earnings	19,246	18,655
Accumulated other comprehensive income	1,337	835

Total stockholders’ equity	35,965	34,872

Total liabilities and stockholders’ equity	$347,044	$332,390

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014
(in thousands, except shares and per share amounts)	(Unaudited)		(Unaudited)
INTEREST AND DIVIDEND INCOME
Loans, including fees:
Taxable	$1,094	$1,114	$3,511	$3,188
Tax-exempt	126	120	381	377
Debt securities:
Taxable	796	740	2,264	2,124
Tax-exempt	290	427	916	1,450
Other interest and dividend income	19	24	89	76

Total interest and dividend income	2,325	2,425	7,161	7,215

INTEREST EXPENSE
Deposits	250	278	764	838
Federal funds purchased and repurchase agreements	54	46	158	124
Federal Home Loan Bank borrowings	40	41	121	124

Total interest expense	344	365	1,043	1,086

Net interest income	1,981	2,060	6,118	6,129
PROVISION FOR LOAN LOSSES	30	—	30	—

Net interest income after provision for loan losses	1,951	2,060	6,088	6,129

NONINTEREST INCOME
Service charges and other fees	83	100	232	279
Net gains on available for sale securities	—	608	1,156	869
Other-than-temporary losses on securities
Total other-than-temporary losses	—	—	—	(49)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment losses recognized in earnings	—	—	—	(49)

Other operating income	157	157	476	479

Total noninterest income	240	865	1,864	1,578

NONINTEREST EXPENSE
Salary and employee benefits	1,042	1,036	3,046	2,883
Net occupancy expense of premises	406	396	1,270	1,246
Other operating expenses	581	582	1,823	1,820

Total noninterest expense	2,029	2,014	6,139	5,949

Income before income taxes	162	911	1,813	1,758
INCOME TAX EXPENSE (BENEFIT)	(90)	137	191	—

Net income	$252	$774	$1,622	$1,758

WEIGHTED AVERAGE SHARES OUTSTANDING	1,718,730	1,718,730	1,718,730	1,718,730

EARNINGS PER COMMON SHARE	$0.14	$0.45	$0.94	$1.02

DIVIDENDS PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014
(in thousands)	(Unaudited)		(Unaudited)
Net Income	$252	$774	$1,622	$1,758

Other comprehensive income (loss):
Investment securities available for sale
Unrealized holding gains (losses) arising during the period	1,912	(173)	1,961	4,849
Income tax effect	(720)	65	(738)	(1,825)
Reclassification of gains recognized in earnings	—	(608)	(1,156)	(820)
Income tax effect	—	229	435	309

Total other comprehensive income (loss)	$1,192	$(487)	$502	$2,513

Comprehensive income	$1,444	$287	$2,124	$4,271

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except shares and per share amounts)

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income	Total
BALANCE, DECEMBER 31, 2014	1,728,730	$8,644	$(228)	$6,966	$18,655	$835	$34,872
Net Income	—	—	—	—	1,622	—	1,622
Other comprehensive income	—	—	—	—	—	502	502
Cash dividend ($.60 per share)	—	—	—	—	(1,031)	—	(1,031)

BALANCE, SEPTEMBER 30, 2015	1,728,730	$8,644	$(228)	$6,966	$19,246	$1,337	$35,965

						Accumulated
						Other
	Common Stock		Treasury		Retained	Comprehensive
	Shares	Amount	Stock	Surplus	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2013	1,728,730	$8,644	$(228)	$6,966	$18,126	$(2,718)	$30,790
Net Income	—	—	—	—	1,758	—	1,758
Other comprehensive income	—	—	—	—	—	2,513	2,513
Cash dividend ($.60 per share)	—	—	—	—	(1,031)	—	(1,031)

BALANCE, SEPTEMBER 30, 2014	1,728,730	$8,644	$(228)	$6,966	$18,853	$(205)	$34,030

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
OPERATING ACTIVITIES
Net income	$1,622	$1,758
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	—
Depreciation and amortization	472	451
Amortization of investment securities, net	583	343
Investment security gains	(1,156)	(869)
Other-than-temporary losses on securities	—	49
Net gains on sales of mortgage loans	—	(2)
Loss on disposal of premises and equipment	9	6
Increase in cash surrender value of bank-owned life insurance	(82)	(80)
Originations of mortgage loans held for sale	—	(85)
Proceeds from sales of mortgage loans	—	87
Increase in interest receivable	(67)	(30)
Decrease in interest payable	(16)	(16)
Increase in deferred taxes	(61)	(54)
Other, net	(30)	(1,355)

Net cash provided by operating activities	1,304	203

INVESTING ACTIVITIES
Net increase in loans, net of charge-offs	(2,484)	(3,039)
Recoveries on loans previously charged-off	14	4
Proceeds from sales of securities available-for-sale	52,075	22,596
Proceeds from maturities, prepayments, and calls of securities available-for-sale	24,504	17,525
Purchases of securities available-for-sale	(67,896)	(32,481)
Purchases of premises and equipment	(155)	(1,638)

Net cash provided by investing activities	6,058	2,967

FINANCING ACTIVITIES
Net decrease in deposits	(260)	(13,027)
Dividends paid	(1,031)	(1,031)
Increase in short-term borrowings	6,997	1,861
Repayment of Federal Home Loan Bank borrowings	(74)	(71)

Net cash provided by (used in) financing activities	5,632	(12,268)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,994	(9,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	20,396	31,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,390	$22,777

Supplemental Disclosures:
Cash paid for interest	$1,059	$1,102
Cash paid for income taxes	26	8
Loans transferred to other real estate owned	—	208
Non-cash investing activities using trade date accounting	7,055	—

The accompanying condensed notes are an integral part of the unaudited consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire year or any other period. The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and amounts due from banks and federal funds sold with maturities of less than 90 days. At September 30, 2015, the Company’s cash accounts exceeded federally insured limits by approximately $956,000. Additionally, the Company had approximately $26,727,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh as of September 30, 2015.

Investment Securities: Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities available for sale or held to maturity. The Company did not have any securities classified as held to maturity at September 30, 2015 or December 30, 2014. Certain debt and equity securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

        Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. Once a decline in value is determined to be other-than-temporary, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. There were no investment securities identified by management to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014. If investments decline in fair value due to adverse changes in the financial markets, charges to income could occur in future periods.

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

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Loans Held for Sale: Loans are generally reported at the principal balance outstanding, net of unearned income. Interest income on loans is accrued based on the principal outstanding. It is the Company’s policy to discontinue the accrual of interest when either the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. It is the Company’s policy not to recognize interest income on specific impaired loans unless the likelihood of future loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. A nonaccrual loan may be returned to accrual status when none of its principal and interest payments are due and there has been a sustained period of repayment performance. Loans are considered past due when contractually required principal and interest payments have not been made on the due dates. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans or commitments as an adjustment of the related loan’s yield. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. There were no loans held for sale as of September 30, 2015 and December 31, 2014.

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

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The current agreement dated December 28, 2013 provides for a maximum commitment of $5,000,000. This commitment expires on December 28, 2015. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding to the FHLB were $7,695,000 and $8,501,000 as of September 30, 2015 and December 31, 2014, respectively. These loans were also subject to recourse obligation or credit risk in the amount of $314,000 and $323,000 at September 30, 2015 and December 31, 2014, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote. The amount of income recognized as a result of this agreement was $6,000 for each of the three months ended September 30, 2015 and 2014, and $18,000 and $19,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

SEPTEMBER 30, 2015 AND 2014

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

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market. There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses in the amount of $1,791,000 at September 30, 2015, was adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, an adverse change in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause the Company to experience increases in problem assets, delinquencies and losses on loans.

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

Goodwill is periodically reviewed for impairment. No impairment losses were recognized as of September 30, 2015 and 2014. Additionally, future events could cause management to conclude that impairment indicators exist and that the goodwill is impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material, adverse impact on the Company’s financial condition and results of operations.

Mortgage Servicing Rights (“MSRs”): The Company has agreements for the express purpose of selling loans in the secondary market. The Company maintains all servicing rights for these loans. Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values. MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio. Impairment is evaluated based on the fair value of the right, which is based on portfolio interest rates and prepayment characteristics.

Bank-owned Life Insurance: Bank-owned life insurance consists of investments in life insurance policies on executive officers and other members of the bank’s management. The policies are carried at their net cash surrender value. Changes in the policy value are recorded as an adjustment to the carrying value with the corresponding amount recognized as non-interest income or expense. Earnings on these policies are based on the net earnings on the cash surrender value of the policies. The net cash surrender value of bank-owned life insurance was $3,922,000 and $3,840,000 at September 30, 2015 and December 31, 2014, respectively. The death benefit value of the bank-owned life insurance at September 30, 2015 and December 31, 2014 was $8.7 million and $8.8 million, respectively. An agreement has been executed with all officers whereby a $40,000 death benefit is payable upon the participant’s death while employed by the Company to their designated beneficiary.

Advertising Costs: Advertising costs are expensed as the costs are incurred. Advertising expenses amounted to $50,000 and $51,000 for the three months ended September 30, 2015 and September 30, 2014, respectively. For the nine month periods ended September 30, 2015 and 2014, advertising expenses amounted to $150,000 and $140,000, respectively.

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

SEPTEMBER 30, 2015 AND 2014

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. Any subsequent declines in fair value and gains or losses on the disposition of these assets are credited to or charged against income. Other real estate owned is included in other assets. The recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled approximately $72,000 at September 30, 2015.

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

Change in Accounting Estimate: During the third quarter of 2015, management assessed its method for amortizing premiums and accreting discounts on mortgage-backed securities. The original estimate used the level yield as a bullet method for mortgage-backed securities. Under this method, the percentage of amortization based on the paydown was calculated. Next, a new book yield was calculated based on the previous month’s book price and the new average life date. The average life date was updated monthly based on projected prepayment speeds. The new yield was used to calculate the book value as of the end of the month. The difference between the beginning book value and ending book value was the month to date amortization or accretion recorded. Effective August 2015, management revised its original estimate and began using the level yield as an amortizing instrument method for mortgage-backed securities. This method works the same as the level yield as a bullet method except actual cash flows are used to estimate the timing of principal and interest payments for calculating the new book yield rather than using the average life date as the redemption date for the entire balance. The effects of reflecting this change in accounting estimate on the September 30, 2015 financial statements are as follows:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Increase in net income (in thousands)	$47	$47
Increase in earnings per share	$0.02	$0.02

Legal Proceedings: The nature of the business of the Holding Company’s subsidiary generates a certain amount of litigation involving matters arising in the ordinary course of business. The Company is unaware of any litigation other than ordinary routine litigation incidental to the business of the Company, to which it or its subsidiary is a party or of which any of their property is subject.

Recent Accounting Pronouncements: In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements: (Continued)

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. U.S. GAAP currently requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are as follows at September 30, 2015 and December 31, 2014:

	(Expressed in thousands)
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$48,751	$59	$(44)	$48,766
Obligations of states and political subdivisions	32,155	1,751	(29)	33,877
Mortgage-backed securities	113,604	841	(456)	113,989
Equity securities	176	27	(5)	198

Total available-for-sale	$194,686	$2,678	$(534)	$196,830

	(Expressed in thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
Obligations of U.S. Government corporations and agencies	$44,595	$13	$(602)	$44,006
Obligations of states and political subdivisions	40,349	2,144	(71)	42,422
Mortgage-backed securities	110,626	818	(1,001)	110,443
Equity securities	171	38	(1)	208

Total available-for-sale	$195,741	$3,013	$(1,675)	$197,079

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014, was approximately $53,950,000 and $92,305,000, which is approximately 27.4% and 46.8%, respectively, of the Company’s available-for-sale investment portfolio.

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S. Government agency securities, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, and debt obligations of a U.S. state or political subdivision.

The unrealized losses on the Company’s investments in direct obligations of U.S. government corporations and agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

The unrealized losses on the Company’s investments in residential mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

The unrealized losses on the Company’s investments in securities of state and political subdivisions were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

On a quarterly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio and the Company’s ability to hold the securities until they recover. Generally, impairment is considered other-than-temporary when an investment security has sustained a decline in market value for a period of twelve months. The Company has concluded that any impairment of its investment securities portfolio is not other-than-temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period. There are 33 positions that are temporarily impaired at September 30, 2015.

The following tables show the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

	(Expressed in thousands)
	September 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$4,989	$(11)	$7,969	$(33)	$12,958	$(44)
Obligations of states and political subdivisions	2,975	(29)	—	—	2,975	(29)
Mortgage-backed securities	8,178	(23)	29,782	(433)	37,960	(456)

Total debt securities	16,142	(63)	37,751	(466)	53,893	(529)
Equity securities	28	(4)	29	(1)	57	(5)

Total	$16,170	$(67)	$37,780	$(467)	$53,950	$(534)

	(Expressed in thousands)
	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government corporations and agencies	$5,486	$(9)	$36,006	$(593)	$41,492	$(602)
Obligations of states and political subdivisions	766	(7)	5,000	(64)	5,766	(71)
Mortgage-backed securities	7,193	(12)	37,835	(989)	45,028	(1,001)

Total debt securities	13,445	(28)	78,841	(1,646)	92,286	(1,674)
Equity securities	19	(1)	—	—	19	(1)

Total	$13,464	$(29)	$78,841	$(1,646)	$92,305	$(1,675)

The following is a tabular rollforward of the amount of credit related OTTI recognized in earnings (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$—	$—	$—	$—
Additions for credit-related OTTI not previously recognized	—	—	—	49
Reductions for securities sold during the period (realized)	—	—	—	(49)

Balance at end of period	$—	$—	$—	$—

No other-than-temporary impairment losses were recognized in accumulated other comprehensive income as of September 30, 2015 and 2014.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Expressed in thousands) September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$730	$746
Due after one year through five years	24,227	24,363
Due after five years through ten years	40,555	41,060
Due after ten years	15,394	16,474

	80,906	82,643
Mortgage-backed securities	113,604	113,989
Equity securities	176	198

Total	$194,686	$196,830

Proceeds from sales of securities available-for-sale during the nine month periods ended September 30, 2015 and 2014, were $52,075,000 and $22,596,000, respectively. Gross gains of $1,156,000 were realized during the nine months ended September 30, 2015. Gross losses realized during the nine months ended September 30, 2015 were less than $500 and not considered material for financial reporting and disclosure purposes. Gross gains of $906,000 and gross losses of $37,000 were realized during the nine months ended September 30, 2014. Proceeds from sales of securities available-for-sale during the three month periods ended September 30, 2015 and 2014, were $1,000 and $10,387,000, respectively. There were no gross gains realized during the three months ended September 30, 2015, and gross losses realized during the same period were less than $500 and not considered material for financial reporting and disclosure purposes. Gross gains of $608,000 and no gross losses were realized during the three months ended September 30, 2014. Assets carried at $76,195,000 and $63,856,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure United States Government and other public funds and for other purposes as required or permitted by law.

NOTE 3 - LOANS AND LEASES

Loans outstanding at September 30, 2015 and December 31, 2014, are as follows:

	(Expressed in thousands)
	September 30, 2015	December 31, 2014
Consumer Real Estate:
Construction	$1,558	$3,519
Farmland	76	93
Residential 1-4 family	22,738	23,737
Home equity loans	829	1,207
Home equity lines of credit	4,471	3,966

Total Consumer Real Estate	29,672	32,522
Commercial Real Estate:
Non-farm, non-residential	39,485	37,411
Multifamily (5 or more) residential properties	8,616	9,538

Total Commercial Real Estate	48,101	46,949
Commercial and Other Loans:
Commercial	10,587	5,720
Non-rated industrial development obligations	10,636	11,384
Other loans	28	19

Total Commercial and Other Loans	21,251	17,123
Consumer Loans:
Installment and other loans to individuals	2,322	2,261
Credit cards	439	503

Total Consumer Loans	2,761	2,764

Total Loans	101,785	99,358
Less unearned interest and deferred fees	150	141

Gross Loans	101,635	99,217
Less allowance for loan losses	1,791	1,813

Net Loans	$99,844	$97,404

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Non-accrual loans amounted to $2,314,000 and $1,032,000 at September 30, 2015 and December 31, 2014, respectively. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $43,000 and $10,000 for the three months ended September 30, 2015 and September 30, 2014, respectively. For the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $64,000, $47,000 and $63,000, respectively.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

The following tables present the aging of the recorded investment in past due loans by class of loans (in thousands):

	September 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$21,213	$18	$—	$20	$38	$21,251	$—
Commercial real estate	47,694	100	1	306	407	48,101	—
Consumer real estate	29,168	73	269	162	504	29,672	—
Consumer	2,755	6	—	—	6	2,761	—
Unearned interest and deferred fees	(150)	—	—	—	—	(150)	—

Total loans	$100,680	$197	$270	$488	$955	$101,635	$—

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$20	$20	$20	$—
Commercial real estate	1,632	—	1	306	307	1,939	—
Consumer real estate	163	30	—	162	192	355	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$1,795	$30	$1	$488	$519	$2,314	$—

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
Commercial and other loans	$17,078	$6	$—	$39	$45	$17,123	$—
Commercial real estate	46,246	—	13	690	703	46,949	—
Consumer real estate	32,384	71	—	67	138	32,522	—
Consumer	2,742	5	3	14	22	2,764	14
Unearned interest and deferred fees	(141)	—	—	—	—	(141)	—

Total loans	$98,309	$82	$16	$810	$908	$99,217	$14

Non-accrual loans included above are as follows:
Commercial and other loans	$—	$—	$—	$39	$39	$39	$—
Commercial real estate	—	—	13	690	703	703	—
Consumer real estate	223	—	—	67	67	290	—
Consumer	—	—	—	—	—	—	—

Total non-accrual loans	$223	$—	$13	$796	$809	$1,032	$—

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

SEPTEMBER 30, 2015 AND 2014

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

Problem and potential problem loans are classified as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans are inadequately protected by the current worth and paying capacity of the borrower or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$21,231	$—	$20	$—	$21,251
Commercial real estate	44,899	—	3,202	—	48,101

Total	$66,130	$—	$3,222	$—	$69,352

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and other	$17,084	$—	$39	$—	$17,123
Commercial real estate	41,679	1,170	4,100	—	46,949

Total	$58,763	$1,170	$4,139	$—	$64,072

For consumer and consumer real estate loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Performing	Non-performing	Total
Consumer	$2,761	$—	$2,761
Consumer real estate	28,967	705	29,672

Total	$31,728	$705	$32,433

December 31, 2014	Performing	Non-performing	Total
Consumer	$2,750	$14	$2,764
Consumer real estate	32,232	290	32,522

Total	$34,982	$304	$35,286

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Impaired loans at September 30, 2015 and December 31, 2014 are set forth in the following tables (in thousands):

	September 30, 2015
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$20	$—	$20	$20	$20
Commercial real estate	1,939	1,711	228	1,939	77
Consumer real estate	420	70	350	420	9

Total	$2,379	$1,781	$598	$2,379	$106

	December 31, 2014
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial and other loans	$39	$—	$39	$39	$39
Commercial real estate	744	474	270	744	78
Consumer real estate	493	143	350	493	9
Consumer	18	—	11	11	1

Total	$1,294	$617	$670	$1,287	$127

	Average Recorded Investment		Interest Income Recognized		Interest Income Recognized Cash Basis
	For the three months ended		For the three months ended		For the three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial and other loans	$19	$22	$—	$—	$—	$—
Commercial real estate	585	656	—	1	16	—
Consumer real estate	419	531	5	5	1	—

Total	$1,023	$1,209	$5	$6	$17	$—

	Average Recorded Investment		Interest Income Recognized		Interest Income Recognized Cash Basis
	For the nine months ended		For the nine months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial and other loans	$26	$23	$—	$—	$—	$—
Commercial real estate	626	812	—	2	268	—
Consumer real estate	445	325	16	7	4	—

Total	$1,097	$1,160	$16	$9	$272	$—

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

Loan Modifications

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonaccrual at the time of restructure and may only be returned to accrual status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs on accrual status may remain in accrual status after they have been restructured as long as they continue to perform in accordance with their modified terms. There was one TDR in accrual status at September 30, 2015 and two TDRs in accrual status at December 31, 2014.

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

	September 30, 2015			December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	1	223	223	—	—	—
Consumer real estate	2	417	417	1	350	350

Total	3	$640	$640	1	$350	$350

Troubled Debt Restructurings That Subsequently Defaulted Within 12 Months After Restructuring
Commercial and other loans	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	1	350	350

Total	—	$—	$—	1	$350	$350

The following tables include new TDRs by type of modification (in thousands):

	September 30, 2015
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	223	223
Consumer real estate	—	417	—	417

Total	$—	$417	$223	$640

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 3 - LOANS AND LEASES (CONTINUED)

	December 31, 2014
Troubled Debt Restructurings	Interest Only	Term	Combination	Total Modification
Commercial and other loans	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Consumer real estate	—	350	—	350

Total	$—	$350	$—	$350

At September 30, 2015 there were no funds committed to be advanced to customers whose loans were classified as TDRs. At December 31, 2014 there were funds of $33,000 committed to be advanced to customers whose loans were classified as TDRs.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the ALL, segregated into the amount for loans individually evaluated for impairment by class of loans for the nine months ended as of September 30, 2015 and September 30, 2014 (in thousands):

September 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2015	$281	$1,254	$263	$15	$1,813
Charge-offs	(57)	—	—	(9)	(66)
Recoveries	5	2	—	7	14
Provision	136	(82)	(26)	2	30

Ending Balance, September 30, 2015	$365	$1,174	$237	$15	$1,791

Loans individually evaluated for impairment	$20	$77	$9	$—	$106
Loans collectively evaluated for impairment	345	1,097	228	15	1,685

Ending Balance	$365	$1,174	$237	$15	$1,791

September 30, 2014	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, January 1, 2014	$260	$1,315	$263	$27	$1,865
Charge-offs	(5)	(36)	—	(16)	(57)
Recoveries	—	—	—	4	4
Provision	(17)	(15)	31	1	—

Ending Balance, September 30, 2014	$238	$1,264	$294	$16	$1,812

Loans individually evaluated for impairment	$39	$100	$34	$—	$173
Loans collectively evaluated for impairment	199	1,164	260	16	1,639

Ending Balance	$238	$1,264	$294	$16	$1,812

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the primary segments of the ALL for the three months ended as of September 30, 2015 and September 30, 2014 (in thousands):

September 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2015	$344	$1,143	$256	$15	$1,758
Charge-offs	—	—	—	(3)	(3)
Recoveries	5	—	—	1	6
Provision	16	31	(19)	2	30

Ending Balance, September 30, 2015	$365	$1,174	$237	$15	$1,791

September 30, 2014	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance, July 1, 2014	$240	$1,270	$330	$24	$1,864
Charge-offs	(5)	(36)	—	(12)	(53)
Recoveries	—	—	—	1	1
Provision	3	30	(36)	3	—

Ending Balance, September 30, 2014	$238	$1,264	$294	$16	$1,812

The following table presents loans individually and collectively evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Commercial and Other	Commercial Real Estate	Consumer Real Estate	Consumer	Unearned Discounts	Total
Loans individually evaluated	$20	$1,939	$420	$—	$—	$2,379
Loans collectively evaluated	21,231	46,162	29,252	2,761	(150)	99,256

Ending Balance	$21,251	$48,101	$29,672	$2,761	$(150)	$101,635

December 31, 2014
Loans individually evaluated	$39	$744	$493	$11	$—	$1,287
Loans collectively evaluated	17,084	46,205	32,029	2,753	(141)	97,930

Ending Balance	$17,123	$46,949	$32,522	$2,764	$(141)	$99,217

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation, as follows (in thousands):

	September 30, 2015	December 31, 2014	Estimated Useful Life Years
Land	$1,984	$1,984
Land improvements	421	419	5 - 20
Leasehold improvements	1,089	1,087	5 - 20
Buildings	6,998	6,998	5 - 50
Furniture, fixtures & equipment	4,306	4,228	3 - 30

Total	14,798	14,716
Less accumulated depreciation	6,711	6,303

Premises and equipment, net	$8,087	$8,413

Charges to operations for depreciation approximated $155,000 and $147,000 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expenses were $472,000 and $451,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6 - DEPOSITS

The composition of the Company’s deposits at September 30, 2015 and December 31, 2014 follows (in thousands):

	September 30, 2015
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$36,929	$45,748	$112,708	$57,231
States and political subdivisions	499	11,340	4,656	2,287
Commercial banks and other depository institutions	2	—	—	483

Total	$37,430	$57,088	$117,364	$60,001

	December 31, 2014
	Demand
	Noninterest Bearing	Interest Bearing	Savings	Time
Individuals, partnerships and corporations (includes certified and official checks)	$41,102	$48,583	$108,108	$59,400
States and political subdivisions	384	6,876	4,617	2,490
Commercial banks and other depository institutions	70	—	31	482

Total	$41,556	$55,459	$112,756	$62,372

A maturity distribution of time certificates of deposit at September 30, 2015 follows:

(dollars in thousands)	Maturities of Time Deposits
September 30, 2015
Due in 2015	$9,101
Due in 2016	27,889
Due in 2017	8,808
Due in 2018	4,668
Due in 2019	3,507
Due in 2020 and thereafter	6,028

Total	$60,001

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 6 - DEPOSITS - (CONTINUED)

Time deposits include certificates of deposit issued in denominations of $100,000 or more which amounted to $20,638,000 and $21,348,000 at September 30, 2015 and December 31, 2014, respectively. Interest expense on certificates of deposit of $100,000 or more was $57,000 and $70,000 for the three months ended September 30, 2015 and 2014, respectively. Interest expense on certificates of deposit of $100,000 or more was $174,000 and $203,000 for the nine months ended September 30, 2015 and 2014, respectively. The following table sets forth the remaining maturity of time certificates of deposit of $100,000 or more:

Maturities of Time Deposits in Excess of $100,000
(dollars in thousands)	September 30, 2015
Three Months or Less	$2,505
Over Three and Less than Six Months	4,152
Over Six and Less than Twelve Months	5,578
Over Twelve Months	8,403

Total	$20,638

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

The subsidiary Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential real estate loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2015 was approximately $41.5 million subject to the purchase of additional FHLB stock. The subsidiary bank had FHLB borrowings of $3,346,000 and $3,420,000 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 the subsidiary bank had three fixed rate amortizing advances which totaled $3,346,000 with interest rates ranging from 4.65% to 4.89% of which $1,874,000 will mature through 2018 and $1,472,000 will mature through 2023. The collateral securing these borrowings totaled $3,501,000 at September 30, 2015. The bank also has a line of credit agreement with the Federal Home Loan Bank which matures on May 2, 2016. The maximum credit available is $21.4 million under the agreement. There were no borrowings outstanding under this agreement at September 30, 2015 and December 31, 2014, respectively.

Contractual maturities of FHLB borrowings as of September 30, 2015 were as follows (in thousands):

Due in 2015	$25
Due in 2016	105
Due in 2017	110
Due in 2018	1,760
Due in 2019	43
Due in 2020 and thereafter	1,303

Total	$3,346

NOTE 8 - REPURCHASE AGREEMENTS

The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to reacquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreements remained under the Company’s control. The risk involved in this type of transaction is that the fair value of the securities transferred may decline below the amount of the Company’s obligation which would require the Company to pledge additional amounts. The Company attempts to manage this risk by monitoring the fair value of securities pledged compared to the repurchase agreement amounts. The following table shows repurchase agreements accounted for as secured borrowings (in thousands):

September 30, 2015
Remaining Contractual Maturity
Repurchase Agreements Accounted for as Secured Borrowings	Overnight and Continuous
U.S. Government corporations and agencies	$7,111
Obligations of states and political subdivisions	6,358
Mortgage-backed securities	21,861

Total securities pledged for repurchase agreements	$35,330

Gross amount of recognized liabilities for repurchase agreements	$28,048

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 is as follows:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss) (1) Unrealized Gains (Losses) on Securities Available for Sale
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning Balance	$145	$282	$835	$(2,718)
Other comprehensive income (loss) before reclassifications	1,192	(108)	1,223	3,024
Amounts reclassified from accumulated other comprehensive income	—	(379)	(721)	(511)

Period Change	1,192	(487)	502	2,513

Ending Balance	$1,337	$(205)	$1,337	$(205)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 39.5%.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the three months ended September 30,		Affected Line Item in the Statement of Income
(dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$—	$(608)	Net gains on available for sale securities
Related income tax expense	—	229	Income tax expense (benefit)

Net effect on accumulated other comprehensive income (loss) for the period	$—	$(379)	Net of tax

Total reclassifications for the period	$—	$(379)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the nine months ended September 30,		Affected Line Item in the Statement of Income
(dollars in thousands)	2015	2014
Securities available for sale (1):
Net securities gains reclassified into earnings	$(1,156)	$(869)	Net gains on available for sale securities
Other-than-temporary losses reclassified into earnings	—	49	Other-than-temporary losses on securities
Related income tax expense	435	309	Income tax expense (benefit)

Net effect on accumulated other comprehensive income (loss) for the period	$(721)	$(511)	Net of tax

Total reclassifications for the period	$(721)	$(511)	Net of tax

(1)	For additional detail related to unrealized gains (losses) on securities and related amounts reclassified from accumulated other comprehensive income (loss) see Note 2 “Investment Securities.”

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 10 - REGULATORY MATTERS

The Company’s subsidiary bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). For September 30, 2015, Interim Final Basel III rules require the bank to maintain minimum amounts and ratios of common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

As of September 30, 2015, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the capital category. The capital ratios of the Company’s subsidiary bank, along with the regulatory framework for adequately capitalized and well capitalized institutions are depicted as set forth in the following table:

(Amounts Expressed in Thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Progressive Bank, N.A.
As of September 30, 2015
Total Capital (to Risk Weighted Assets)	$33,476	22.90%	$11,693	8.0%	$14,616	10.0%
Tier I Capital (to Risk Weighted Assets)	31,685	21.68%	8,770	6.0%	11,693	8.0%
Common Equity Tier I Capital (to Risk Weighted Assets)	31,685	21.68%	6,577	4.5%	9,501	6.5%
Tier I Capital (to Adjusted Total Assets)	31,685	9.54%	13,287	4.0%	16,609	5.0%
As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$32,700	21.29%	$12,290	8.0%	$15,362	10.0%
Tier I Capital (to Risk Weighted Assets)	30,887	20.11%	6,145	4.0%	9,217	6.0%
Tier I Capital (to Adjusted Total Assets)	30,887	9.30%	13,280	4.0%	16,600	5.0%

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 11 - FAIR VALUE MEASUREMENTS - (CONTINUED)

The following table presents the assets reported on the balance sheet at their fair value as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	September 30, 2015
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$48,766	$—	$48,766
Obligations of states and political subdivisions	—	33,877	—	33,877
Mortgage-backed securities	—	113,989	—	113,989
Equity securities	198	—	—	198

Total securities available for sale:	$198	$196,632	$—	$196,830

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$493	$493

(dollars in thousands)	December 31, 2014
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Securities available for sale:
U.S. Government corporations and agencies	$—	$44,006	$—	$44,006
Obligations of states and political subdivisions	—	42,422	—	42,422
Mortgage-backed securities	—	110,443	—	110,443
Equity securities	208	—	—	208

Total securities available for sale:	$208	$196,871	$—	$197,079

Assets measured on a nonrecurring basis:
Impaired loans	$—	$—	$503	$503

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Level III inputs were used in determining fair value.

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
September 30, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$493	Appraisal of collateral (1)	Appraisal adjustments (2)	-100.0% to 0.0% (-14.4%)
			Liquidation expenses (2)	0.0% to 9.0% (9.0%)

(dollars in thousands)	Quantitative Information about Level III Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$503	Appraisal of collateral (1)	Appraisal adjustments (2)	-30.0% to 0.0% (-11.5%)
			Liquidation expenses (2)	0.0% to 9.0% (8.8%)

(1)	The fair value is determined through independent appraisals by certified appraisers or internal evaluators of the underlying collateral.
(2)	Appraisals and evaluations may be adjusted by management for qualitative factors and estimated liquidation expenses. The range and weighted average of liquidation expenses are expressed as a percent of discounted collateral value and other appraisal adjustments are presented as a percentage of the appraised amounts.

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

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

Repurchase Agreements: The carrying amount of repurchase agreements is considered to be a reasonable estimate of fair value.

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

First West Virginia Bancorp, Inc. and Subsidiary

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Unaudited)

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

The estimates of fair values of financial instruments are summarized as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$33,390	$33,390	$—	$—	$33,390
Investment securities	196,830	198	196,632	—	196,830
Loans, net	99,844	—	—	101,084	101,084
Accrued interest receivable	1,082	1,082	—	—	1,082
Financial liabilities:
Deposits	271,883	202,275	59,836	—	262,111
Repurchase agreements	28,048	28,048	—	—	28,048
Federal Home Loan Bank borrowings	3,346	—	3,619	—	3,619
Accrued interest payable	104	104	—	—	104

	December 31, 2014
	Carrying	Estimated Fair Value
(Amounts Expressed in Thousands)	Amount	Level I	Level II	Level III	Total
Financial assets:
Cash and cash equivalents	$20,396	$20,396	$—	$—	$20,396
Investment securities	197,079	208	196,871	—	197,079
Loans, net	97,404	—	—	98,445	98,445
Accrued interest receivable	1,015	1,015	—	—	1,015
Financial liabilities:
Deposits	272,143	199,444	62,289	—	261,733
Repurchase agreements	21,051	21,051	—	—	21,051
Federal Home Loan Bank borrowings	3,420	—	3,714	—	3,714
Accrued interest payable	120	120	—	—	120

NOTE 13 - SUBSEQUENT EVENTS

The Company’s common stock is currently listed for trading on the NYSE MKT under the symbol “FWV.” On November 5, 2015, the Company filed a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission (“SEC”). The Company anticipates that the Form 25 will become effective 10 days following its filing. On or after the effective date of delisting, the Company intends to file a Form 15 with the SEC to voluntarily effect the deregistration of its common stock. The Company’s decision to delist and deregister the common stock was not based on the receipt of any notice that the Company had failed to satisfy any rule or standard for the continued listing of its common stock on the NYSE or asserting any material non-compliance with the NYSE. The Company is eligible to deregister by filing Form 15 because it has fewer than 300 holders of record of its common stock. Upon the filing of the Form 15, the Company’s obligations to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately be suspended. Following delisting from the NYSE, the common stock will no longer be quoted on a stock exchange. The Company anticipates that the common stock will be quoted on the OTC Bulletin Board or the Pink Sheets following delisting but there is no assurance that the common stock will be quoted on any over-the-counter market.

The Company’s Board of Directors made this decision after careful consideration and review of the cumulative costs and advantages and disadvantages of being a listed company registered with the Securities Exchange Commission (“SEC”). The decision of the Company’s Board of Directors to delist and deregister the Common Stock was based on consideration of a number of factors, including (1) the costs and administrative burdens of preparing and filing periodic reports with the SEC, (2) the demands placed on management and the Company to comply with registration requirements, and (3) the low trading volume of the Company’s stock. Prior to the passage of the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company’s SEC reporting obligations would be reinstated if the number of its shareholders increased to 300 shareholders of record. The JOBS Act increased the threshold number of shareholders that would reinstate the Company’s SEC reporting obligations from 300 to 1,200 shareholders of record. This change provided additional comfort to the Company’s Board of Directors that the Company would not become subject to SEC reporting obligations following its delisting and deregistration.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table One

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Years Ended December 31,
	2015	2014	2015	2014	2014	2013	2012
SUMMARY OF OPERATIONS
Total interest income	$2,325	$2,425	$7,161	$7,215	$9,601	$9,414	$9,838
Total interest expense	344	365	1,043	1,086	1,449	1,524	1,789
Net interest income	1,981	2,060	6,118	6,129	8,152	7,890	8,049
Provision (credit) for loan losses	30	—	30	—	—	(400)	(248)
Total other income	240	865	1,864	1,578	1,877	1,440	2,352
Total other expenses	2,029	2,014	6,139	5,949	8,060	7,672	7,604
Income before income taxes	162	911	1,813	1,758	1,969	2,058	3,045
Net income	252	774	1,622	1,758	1,904	2,241	2,538
PER SHARE DATA (1)
Net income	$0.14	$0.45	$0.94	$1.02	$1.11	$1.30	$1.48
Cash dividends declared	0.20	0.20	0.60	0.60	0.80	0.76	0.73
Book value per share	20.93	19.80	20.93	19.80	20.29	17.91	20.77
AVERAGE BALANCE SHEET SUMMARY
Total loans, net	$103,901	$95,342	$102,300	$92,720	$94,103	$97,374	$104,566
Investment securities	192,679	199,438	192,342	200,910	199,571	177,809	154,755
Deposits - interest bearing	232,927	231,891	232,632	229,931	230,440	218,229	208,308
Stockholders’ equity	34,504	33,866	34,448	33,614	33,767	32,597	31,608
Total assets	335,259	335,321	334,908	335,534	335,515	316,172	293,601
SELECTED RATIOS
Return on average assets	0.30%	0.92%	0.65%	0.70%	0.57%	0.71%	0.86%
Return on average equity	2.90%	9.07%	6.30%	6.99%	5.64%	6.87%	8.03%
Average equity to average assets	10.29%	10.10%	10.29%	10.02%	10.06%	10.31%	10.77%
Dividend payout ratio (1)	142.86%	44.44%	63.83%	58.82%	72.07%	58.46%	49.32%
Loan to deposit ratio	37.38%	35.32%	37.38%	35.32%	36.46%	32.67%	40.33%

	September 30,		December 31,
	2015	2014	2014	2013	2012
BALANCE SHEET
Investments	$196,830	$196,822	$197,079	$199,955	$178,208
Loans	101,635	96,384	99,217	93,402	99,387
Allowance for loan losses	(1,791)	(1,812)	(1,813)	(1,865)	(2,181)
Other assets	50,370	41,774	37,907	50,653	31,133

Total Assets	$347,044	$333,168	$332,390	$342,145	$306,547

Deposits	$271,883	$272,850	$272,143	$285,877	$246,462
Federal funds purchased and repurchase agreements	28,048	22,076	21,051	20,215	18,767
FHLB borrowings	3,346	3,445	3,420	3,516	3,606
Other liabilities	7,802	767	904	1,747	2,009
Stockholders’ equity	35,965	34,030	34,872	30,790	35,703

Total Liabilities and Stockholders’ Equity	$347,044	$333,168	$332,390	$342,145	$306,547

(1)	Adjusted for the 4 percent common stock dividend to stockholders of record as of December 19, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides further detail to the financial condition and results of operations of the Company. The section should be read in conjunction with the notes and financial statements presented elsewhere in this report.

The Company’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2015 have remained unchanged from the disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Holding Company Operations.”

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company reported net income of $1,622,000 or $0.94 per share for the nine months ended September 30, 2015 compared to $1,758,000 or $1.02 per share for the same period during 2014. The decrease in net income for the nine months ended September 30, 2015 as compared to the same period in 2014 of $136,000 or 7.7% was primarily the result of the increases in income tax expense, noninterest expenses, and the provision for loan losses as well as a slight decrease in net interest income, offset in part by an increase in noninterest income. Income tax expense increased $191,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to the increase in taxable income and decrease in tax-exempt income. Noninterest expenses increased $190,000 or 3.2% during the nine month period ended September 30, 2015 as compared to the same period in 2014 primarily due to increases in salary and employee benefits expenses as well as slight increases in occupancy expenses and other operating expenses. Net interest income decreased $11,000 or .2%, primarily due to the decrease in the interest earned on investment securities, offset in part by the increase in the interest and fees earned on loans and the decrease in the interest expense paid on interest bearing liabilities. Noninterest income increased $286,000 or 18.1% primarily due to the increase in the net gains on sales of investment securities and no other-than-temporary losses on investments being recorded in 2015, offset in part by the decrease in service charges and fees earned on deposit accounts. The ROAA was .65% for the nine months ended September 30, 2015 as compared to .70% for the same period of the prior year. For the nine months ended September 30, 2015 compared to September 30, 2014, the ROAE was 6.30% and 6.99%, respectively.

For the third quarter of 2015, net income was $252,000 or $0.14 per share as compared to $774,000 or $0.45 per share for the same period in 2014. The decrease in net income for the three months ended September 30, 2015 as compared to the same period in 2014 of $522,000 or 67.4% was primarily the result of the decreases in noninterest income and net interest income combined with the increases in the provision for loan losses and noninterest expenses, offset in part by a decrease in income tax expense. Noninterest income decreased $625,000 for the three months ended September 30, 2015 as compared to the same period of the prior year primarily due to the decrease in the net gains on sales of investment securities as well as by a slight decrease in service charges and fees earned on deposit accounts. Net interest income decreased $79,000 or 3.8% primarily due to the decreases in the interest earned on investment securities and loans, offset in part by the decrease in the interest expense paid on interest bearing liabilities. Noninterest expense increased $15,000 or .7% during the three month period ended September 30, 2015 as compared to the same period in 2014 primarily due to the slight increases in occupancy expenses and salary and employee benefits expenses. The decrease in income tax expense of $227,000 which resulted in an income tax benefit at September 30, 2015, was the result of the decline in pre-taxable income primarily due to the decrease in the net gains on sales of investment securities.

The sections that follow discuss in more detail the information contained in the summary of Selected Financial Data of the Company.

EARNINGS ANALYSIS - For the nine months ended September 30, 2015

Net Interest Income

Net interest income, which is the primary source of earnings for the Company, is the difference between interest earned on loans and investments and interest paid on deposits and other liabilities. Changes in the volume and mix of interest earning assets and interest bearing liabilities combined with changes in market rates of interest greatly effect net interest income. Table Two presents the average balance sheets and an interest rate analysis for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, net interest income was $6,118,000, a decrease of $11,000 or .2%, from the same period in 2014. This decrease was primarily due to the decrease in the interest earned on investment securities, offset in part by the increase in the interest and fees earned on loans and the decrease in the interest expense paid on interest bearing liabilities. The changes in the volume and mix of earning assets and interest bearing liabilities combined with changes in market rates of interest resulted in a taxable equivalent net yield on average earning assets of 2.97% for the nine months ended September 30, 2015 as compared to 3.12% for the same period in 2014. There was a slight decrease in the average volume of earning assets of $254,000, or .1%.

Interest income on investment securities during the first nine months of 2015 decreased $394,000 or 11.0% as compared to the same period of the prior year. This decrease was primarily due to the decline in the average volume combined with the decrease in the taxable equivalent yield. The average volume of investment securities decreased approximately $8.6 million or 4.3% compared to the nine months ended September 30, 2014. The taxable equivalent yield on investment securities decreased 38 basis points, from 3.02% at September 30, 2014 to 2.64% at September 30, 2015. Effective August 2015, management changed its method for amortizing premiums and accreting discounts on mortgage-backed securities from the level yield as a bullet method to the level yield as an amortizing instrument method which resulted in an increase in net income of $47,000 for the nine months ended September 30, 2015. For additional information on this change in accounting estimate, see Note 1 “Summary of Significant Accounting Policies.”

Interest and fees on loans increased $327,000 or 9.2%, from the same period in 2014 primarily due to the increase in the average loan volume offset in part by the decline in the average yield on loans. The average loan volume increased approximately $9.6 million or 10.3% as compared to the nine months ended September 30, 2014. The taxable equivalent yield on loans fell 8 basis points from 5.50% at September 30, 2014 to 5.42% at September 30, 2015.

During the nine months ended September 30, 2015, interest expense declined $43,000 or 4.0% as compared to the same period in 2014. The decrease in the average yield paid on interest bearing liabilities, partially offset by an increase in the average volume of interest bearing liabilities primarily contributed to the decrease in interest expense during the nine month period ended September 30, 2015. The average yield paid on interest bearing liabilities fell 3 basis points from .57% at September 30, 2014 to .54% at September 30, 2015. The average volume of interest bearing liabilities increased approximately $6.2 million or 2.4% compared to the nine months ended September 30, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Two - Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the nine months ended September 30, 2015 and 2014. Average balance sheet information for the periods ended September 30, 2015 and 2014 was compiled using the daily average balance sheet. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale, if applicable. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average yields on investment securities available for sale have been calculated based on amortized cost.

	(Unaudited) For the nine months ended September 30, 2015			(Unaudited) For the nine months ended September 30, 2014
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$45,903	$620	1.81%	$49,313	$665	1.80%
Mortgage backed securities	112,562	1,574	1.87%	98,574	1,428	1.94%
Obligations of states and political subdivisions
Taxable	2,212	66	3.99%	829	28	4.52%
Non-taxable	31,492	916	3.89%	52,028	1,450	3.73%
Other securities	173	4	3.09%	166	3	2.42%

Total Investment securities:	192,342	3,180	2.21%	200,910	3,574	2.38%
Interest bearing deposits	19,231	33	0.23%	20,037	37	0.25%
Loans, net of unearned income	102,300	3,892	5.09%	92,720	3,565	5.14%
Other earning assets	853	56	8.78%	1,313	39	3.97%

Total earning assets	314,726	7,161	3.04%	314,980	7,215	3.06%
Other assets	21,979			22,416
Allowance for loan losses	(1,797)			(1,862)

Total Assets	$334,908			$335,534

LIABILITIES
Time deposits	$60,684	$429	0.95%	$65,588	$516	1.05%
Savings deposits	115,348	282	0.33%	111,073	274	0.33%
Interest bearing demand deposits	56,600	53	0.13%	53,270	48	0.12%
Federal funds purchased and repurchase agreements	23,998	158	0.88%	20,403	124	0.81%
FHLB and other long-term borrowings	3,382	121	4.78%	3,479	124	4.77%

Total interest bearing liabilities	260,012	1,043	0.54%	253,813	1,086	0.57%
Noninterest bearing demand deposits	39,427			47,603
Other liabilities	1,021			504

Total Liabilities	300,460			301,920
STOCKHOLDERS’ EQUITY	34,448			33,614

Total Liabilities and Stockholders’ Equity	$334,908			$335,534

Net yield on earning assets		$6,118	2.60%		$6,129	2.60%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the nine months ended September 30, 2015 and 2014, respectively. The effect of this adjustment is presented below.

Investment securities	$192,342	$3,791	2.64%	$200,910	$4,541	3.02%
Loans	102,300	4,146	5.42%	92,720	3,817	5.50%

Total earning assets	$314,726	$8,026	3.41%	$314,980	$8,434	3.58%

Taxable equivalent net yield on earning assets		$6,983	2.97%		$7,348	3.12%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the nine months ended September 30, 2015 (continued)

Noninterest Income

Noninterest income increased $286,000 or 18.1% for the nine months ended September 30, 2015 as compared to same period of the prior year. This increase was primarily due to the increase in the net gains on sales of investment securities and no other-than-temporary losses on investments being recorded in 2015, offset in part by the decrease in service charges and fees earned on deposit accounts.

The net gains on investment securities increased $287,000 for the nine month period ended September 30, 2015 as compared to the same period in 2014. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions. The Company accounted for securities gains of $1,156,000 and securities losses less than $500 during the nine month period ended September 30, 2015 and securities gains of $906,000 and securities losses of $37,000 during the nine month period ended September 30, 2014.

Service charges and other fees represent charges that are earned from assessments made on checking and savings accounts. Service charges and other fee income fell $47,000 in the first nine months of 2015 as compared to the same period in 2014, down 16.8% from 2014. This decline was primarily in overdraft charges which fluctuate based on customer activity.

Other operating income represents fees from safe deposit box rentals, sales of checkbooks, sales of cashiers’ checks and money orders, utility collections, ATM charges and card fees, credit life commissions, credit card fees and commissions and various other charges and fees related to normal customer banking relationships. For the nine month period ended September 30, 2015, other operating income decreased $3,000 or .6% compared to the same period in 2014.

Noninterest Expense

Noninterest expense increased $190,000 or 3.2% for the nine months ended September 30, 2015 as compared to the same period of the prior year. The increase in noninterest expense was primarily due to increases in salary and employee benefits expenses as well as slight increases in occupancy expenses and other operating expenses.

Salary and employee benefits expenses increased $163,000 or 5.7% during the nine months ended September 30, 2015 over the same period in 2014. This increase was primarily a result of a rise in salary expenses and payroll taxes, offset in part by a slight decrease in employee benefits expenses.

Net occupancy expenses of premises increased $24,000 or 1.9% during the nine months ended September 30, 2015 compared to the same period in 2014. Increases in depreciation expenses, real estate taxes, banking house expenses, and utilities, offset in part by the decline in furniture and fixtures expenses and insurance expenses contributed to the increase in occupancy expenses in 2015 as compared to 2014.

Other operating expenses increased $3,000, or .2% for the nine months ended September 30, 2015 as compared to September 30, 2014. The most significant fluctuation in operating expenses was the $41,000 decline in other taxes which was primarily due to the elimination of the West Virginia business franchise tax in 2015. Other operating expenses for the nine months ended September 30 included the following (in thousands):

	2015	2014	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$135	$106	$29	27.4%
Stationery and supplies	102	108	(6)	(5.6)%
Regulatory assessment and deposit insurance	215	223	(8)	(3.6)%
Advertising	150	140	10	7.1%
Postage and transportation	119	116	3	2.6%
Other taxes	47	88	(41)	(46.6)%
Service expense	375	382	(7)	(1.8)%
Other	680	657	23	3.5%

Total	$1,823	$1,820	$3	0.2%

Income Taxes

Income tax expense for the nine month period ended September 30, 2015 was $191,000 while income tax expense for the nine month period ended September 30, 2014 was less than $1,000 and not considered material for financial reporting purposes. The increase in income tax expense was primarily due to the increase in taxable income and decrease in tax-exempt income. The Company has a strategy to reduce non-taxable securities in order to manage the deferred tax asset. Components of the income tax expense for September 30, 2015 were $143,000 for federal income tax expense and $48,000 for West Virginia corporate net income tax expense. Federal income tax rates remain consistent at 34% for the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014. West Virginia corporate net income tax rates were 6.50% in 2015 and 2014.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. A valuation allowance was recorded in 2014 due to the Company’s concern that a deferred tax asset may not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent on judgment. At September 30, 2015, the valuation allowance of $225,000 was considered to be adequate based on the Company’s projections of future taxable income and tax planning strategies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table Three - Average Balance Sheets and Interest Rate Analysis (dollars in thousands)

The following table presents an average balance sheet, interest earned on interest bearing assets, interest paid on interest bearing liabilities, average interest rates and interest differentials for the three months ended September 30, 2015 and 2014. Average balance sheet information for the periods ended September 30, 2015 and 2014 was compiled using the daily average balance sheet. Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale, if applicable. Loan fees and unearned discounts were included in income for average rate calculation purposes. Non-accrual loans were included in the average balance computations; however, no interest was included in income subsequent to the non-accrual status classification. Average yields on investment securities available for sale have been calculated based on amortized cost. Average rates were annualized for the three month periods ended September 30, 2015 and 2014.

	(Unaudited) For the three months ended September 30, 2015			(Unaudited) For the three months ended September 30, 2014
	Average Volume	Interest	Average Rate	Average Volume	Interest	Average Rate
ASSETS:
Investment securities:
U.S. Treasury and U. S. Government agencies	$46,479	$214	1.83%	$48,160	$213	1.75%
Mortgage backed securities	113,846	558	1.94%	104,382	507	1.93%
Obligations of states and political subdivisions
Taxable	2,212	23	4.13%	1,800	19	4.19%
Non-taxable	29,966	290	3.84%	44,930	427	3.77%
Other securities	176	1	2.25%	166	1	2.39%

Total Investment securities:	192,679	1,086	2.24%	199,438	1,167	2.32%
Interest bearing deposits	17,556	9	0.20%	17,428	10	0.23%
Loans, net of unearned income	103,901	1,220	4.66%	95,342	1,234	5.13%
Other earning assets	852	10	4.66%	1,310	14	4.24%

Total earning assets	314,988	2,325	2.93%	313,518	2,425	3.07%
Other assets	22,048			23,661
Allowance for loan losses	(1,777)			(1,858)

Total Assets	$335,259			$335,321

LIABILITIES
Time deposits	$59,695	$136	0.90%	$64,831	$166	1.02%
Savings deposits	116,885	95	0.32%	112,637	94	0.33%
Interest bearing demand deposits	56,347	19	0.13%	54,423	18	0.13%
Federal funds purchased and repurchase agreements	24,364	54	0.88%	21,649	46	0.84%
FHLB and other long-term borrowings	3,358	40	4.73%	3,456	41	4.71%

Total interest bearing liabilities	260,649	344	0.52%	256,996	365	0.56%
Noninterest bearing demand deposits	38,770			43,982
Other liabilities	1,336			477

Total Liabilities	300,755			301,455
STOCKHOLDERS’ EQUITY	34,504			33,866

Total Liabilities and Stockholders’ Equity	$335,259			$335,321

Net yield on earning assets		$1,981	2.50%		$2,060	2.61%

The fully taxable equivalent basis of interest income from obligations of states and political subdivisions has been determined using a combined Federal and State corporate income tax rate of 40% for the three months ended September 30, 2015 and 2014 respectively. The effect of this adjustment is presented below.

Investment securities	$192,679	$1,279	2.63%	$199,438	$1,452	2.89%
Loans	103,901	1,304	4.98%	95,342	1,313	5.46%

Total earning assets	$314,988	$2,602	3.28%	$313,518	$2,789	3.53%

Taxable equivalent net yield on earning assets		$2,258	2.84%		$2,424	3.07%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2015

Net Interest Income

For the three months ended September 30, 2015, net interest income was $1,981,000, decreasing $79,000 or 3.8%, from the same period in 2014. This decline was primarily due to the decreases in the interest earned on investment securities and loans, offset in part by the decrease in the interest expense paid on interest bearing liabilities. The taxable equivalent net yield on earning assets decreased from 3.07% at September 30, 2014 to 2.84% at September 30, 2015. Table Three presents the average balance sheets and an interest rate analysis for the three months ended September 30, 2015 and 2014.

Interest income on investment securities fell $81,000 or 6.9% during the third quarter of 2015 compared to the same period of the prior year. This decrease was primarily the result of the declines in the average volume and yield earned. The investment portfolio average volume decreased approximately $6.8 million or 3.4% for the three months ended September 30, 2015 as compared to the third quarter of 2014. The taxable equivalent yield earned on investment securities declined 26 basis points, to 2.63% for the three months ended September 30, 2015 as compared to 2.89% for the same period in 2014. Effective August 2015, management changed its method for amortizing premiums and accreting discounts on mortgage-backed securities from the level yield as a bullet method to the level yield as an amortizing instrument method which resulted in an increase in net income of $47,000 for the third quarter of 2015. For additional information on this change in accounting estimate, see Note 1 “Summary of Significant Accounting Policies.”

Interest and fees on loans decreased $14,000 or 1.1% for the three month period ended September 30, 2015 as compared to the same period in 2014 due to the decline in the average yield offset in part by an increase in the average volume. The taxable equivalent yield on loans fell 48 basis points, to 4.98% at September 30, 2015 from 5.46% at September 30, 2014. The average loan volume increased approximately $8.6 million or 9.0% for the third quarter of 2015 as compared to the same period in 2014.

Interest expense paid on interest bearing liabilities fell $21,000 or 5.8% during the three months ended September 30, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to the decline in the average yield paid on interest bearing liabilities, which was offset in part by an increase in the average balances of interest bearing liabilities. The average yield paid on interest bearing liabilities was down 4 basis points, from .56% at September 30, 2014 to .52% at September 30, 2015. The average volume of interest bearing liabilities rose approximately $3.7 million or 1.4%, from the third quarter of 2014 to the third quarter of 2015 primarily due to an increase in the balances maintained in savings deposits, interest bearing demand deposits, and repurchase agreements offset in part by the decline in time deposits and Federal Home Loan Bank borrowings.

Noninterest Income

Noninterest income decreased $625,000 for the three months ended September 30, 2015 as compared to the same period of the prior year. The decrease in noninterest income was primarily due to the decrease in the net gains on sales of investment securities as well as by a slight decrease in service charges and other fees earned on deposit accounts.

The net gains on investment securities decreased $608,000 for the three month period ended September 30, 2015 as compared to the same period in 2014. Sales on investment securities were minimal in the third quarter of 2015 and resulted in realized gross losses of less than $500 which was not considered material for financial reporting and disclosure purposes. The Company accounted for securities gains of $608,000 and no securities losses for the third quarter of 2014.

Service charges and other fee income fell $17,000 during the third quarter of 2015 as compared to the same period in 2014, down 17.0% from 2014. This decline was primarily due to overdraft charges which fluctuate based on customer activity.

Noninterest Expense

Noninterest expense increased $15,000 or .7% for the three months ended September 30, 2015 as compared to the same period of the prior year. This increase was primarily due to slight increases in occupancy expenses and salary and employee benefits expenses.

Net occupancy expense of premises increased $10,000 or 2.5% during the three months ended September 30, 2015 compared to the same period in 2014. The increase in net occupancy expenses was primarily due to the increase in real estate taxes, depreciation expenses, and utilities, offset in part by decreases in furniture and fixture expenses, banking house expenses, and insurance expenses.

Salary and employee benefits expenses increased $6,000 or .6% during the three months ended September 30, 2015 over the same period in 2014. The increase was primarily a result of an increase in salary expenses and payroll taxes, offset in part by the decrease in employee benefits expenses.

Other operating expenses decreased $1,000 or .2% for the third quarter of 2015 as compared to the same period in 2014. The most significant fluctuation in operating expenses was the $12,000 decline in other taxes which was primarily due to the elimination of the West Virginia business franchise tax in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS ANALYSIS - For the three months ended September 30, 2015 (continued)

Noninterest Expense - (continued)

Other operating expenses for the three months ended September 30 included the following (in thousands):

	2015	2014	Net Increase (Decrease)	Percent Increase (Decrease)
Directors’ fees	$38	$41	$(3)	(7.3)%
Stationery and supplies	33	37	(4)	(10.8)%
Regulatory assessment and deposit insurance	69	71	(2)	(2.8)%
Advertising	50	51	(1)	(2.0)%
Postage and transportation	45	39	6	15.4%
Other taxes	(13)	(1)	(12)	1200.0%
Service expense	124	126	(2)	(1.6)%
Other	235	218	17	7.8%

Total	$581	$582	$(1)	(0.2)%

Income Taxes

For the three month period ended September 30, 2015, income tax benefit was $90,000, an increase of $227,000 from the income tax expense of $137,000 for the three month period ended September 30, 2014. This was the result of the decline in pre-taxable income primarily due to the decrease in the net gains on sales of investment securities.

BALANCE SHEET ANALYSIS

Investments

Investment securities decreased approximately $249,000 or .1% from December 31, 2014 to September 30, 2015. The investment portfolio is managed to attempt to achieve an optimum mix of asset quality, liquidity and maximum yield on investment. The investment portfolio consists of U.S. Government agency and corporation securities, obligations of states and political subdivisions, corporate debt securities, mortgage-backed securities and equity securities. Taxable securities comprised 84.0% of total securities at September 30, 2015, as compared to 79.6% at December 31, 2014. The Company’s subsidiary bank sold non-taxable state and political subdivision securities with an amortized cost of approximately $5.1 million, agency securities with an amortized cost of approximately $6.5 million, and mortgage-backed securities with an amortized cost of approximately $39.3 million in the first nine months of 2015 and reinvested the proceeds primarily in mortgage-backed securities. These sales occurred as part of the Company’s deferred tax asset strategy and to take advantage of favorable market conditions. Other than the normal risks inherent in purchasing U.S. Government agency and corporation securities, corporate debt securities, mortgage-backed securities and obligations of states and political subdivisions, i.e., interest rate risk, management has no knowledge of other market risk involved in these investments. The Company does not have any high risk hybrid/derivative instruments.

Investment securities that are classified available for sale are available for sale at any time based upon management’s assessment of changes in economic or financial market conditions. These securities are carried at fair value and the unrealized holding gains and losses, net of taxes, are reflected as a separate component of stockholders’ equity until realized. Available for sale securities, at fair value, represented 100% of the investment portfolio at September 30, 2015 and December 31, 2014. As the investment portfolio consists primarily of fixed rate debt securities, changes in the market rates of interest will affect the carrying value of securities available for sale, adjusted upward or downward and represent temporary adjustments in value. The carrying value of securities available for sale was above amortized cost by $2,144,000 at September 30, 2015 and $1,338,000 at December 31, 2014, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments - (continued)

Table Four - Investment Portfolio

The maturity distribution using book value including accretion of discounts and amortization of premiums and approximate yield of investment securities at September 30, 2015 and December 31, 2014 are presented in the following table. Tax equivalent yield basis was used on tax exempt obligations. Approximate yield was calculated using a weighted average of yield to maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
U.S. Government corporations and agencies
Within One Year	$2	$2	0.01%	$1	$1	0.01%
After One But Within Five Years	21,597	21,616	1.55	22,095	21,899	1.58
After Five But Within Ten Years	27,152	27,148	2.18	22,499	22,106	1.83

	48,751	48,766	1.90	44,595	44,006	1.71

States & Political Subdivisions
Within One Year	728	744	6.44	604	607	6.81
After One But Within Five Years	2,630	2,747	5.89	2,998	3,125	6.12
After Five But Within Ten Years	13,403	13,912	5.16	16,782	17,343	5.18
After Ten Years	15,394	16,474	6.13	19,965	21,347	5.91

	32,155	33,877	5.72	40,349	42,422	5.64

Mortgage-Backed Securities	113,604	113,989	2.11	110,626	110,443	2.16

Equity Securities	176	198	2.76	171	208	4.32

Total	$194,686	$196,830	2.68%	$195,741	$197,079	2.81%

Loans

Total loans, net of unearned income, increased $2,418,000 or 2.4% from December 31, 2014 to September 30, 2015. The increase in total loans in 2015 was primarily due to increases in commercial and other loans and commercial real estate of $4,128,000 and $1,152,000, respectively, offset in part by the decrease in consumer real estate loans of $2,850,000. The increase in commercial and other loans during 2015 was primarily due to an increase in commercial loans, offset slightly by a decrease in non-rated development obligations. Commercial real estate loans increased in the non-farm, non-residential loan type while multi-family residential loans decreased. The decline in consumer real estate loans was primarily the result of decreases in constructions loans, residential 1-4 family loans, and home equity loans, offset slightly by an increase in home equity lines of credit. Consumer loans remained stable, decreasing only $3,000 due to the decline in credit cards which was mostly offset by the increase in installment and other loans to individuals.

Commercial real estate loans which include real estate loans secured by non-farm, non-residential properties and multi-family residential property loans comprised forty-seven percent (47%) of the loan portfolio. Consumer real estate loans which include construction, farmland, real estate residential loans, and home equity loans comprised twenty-nine percent (29%) of the loan portfolio. Commercial and other loans which include commercial and industrial loans and non-rated industrial development obligations comprised twenty-one percent (21%) of the loan portfolio. Consumer loans which include installment and other loans to individuals and credit cards comprised three percent (3%) of the loan portfolio. The changes in the composition of the loan portfolio from December 31, 2014 to September 30, 2015 were a 4% increase in commercial and other loans and a 4% decrease in consumer real estate loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans - (continued)

Table Five - Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the contractual maturities of loans other than installment loans and residential mortgages as of September 30, 2015 and December 31, 2014:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2015			December 31, 2014
	In One Year or Less	After One Year Through Five Years	After Five Years	In One Year or Less	After One Year Through Five Years	After Five Years
Commercial real estate	$1,014	$7,725	$39,362	$866	$8,932	$37,151
Commercial and other loans	1,484	3,734	16,033	928	4,299	11,896

Total	$2,498	$11,459	$55,395	$1,794	$13,231	$49,047

The following table presents an analysis of fixed and variable rate loans other than installment loans and residential mortgages as of September 30, 2015 and December 31, 2014 due to mature after one year:

	(Unaudited)			(Unaudited)
(dollars in thousands)	September 30, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total Due After One Year	Fixed Rate	Variable Rate	Total Due After One Year
Commercial real estate	$10,968	$36,119	$47,087	$12,101	$33,982	$46,083
Commercial and other loans	12,842	6,925	19,767	8,859	7,336	16,195

Total	$23,810	$43,044	$66,854	$20,960	$41,318	$62,278

Loans Held for Sale

The Company has entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) under which the bank may sell conforming one-to-four family residential mortgage loans to the FHLB. The agreement provides for a maximum commitment of $5,000,000. Loans sold to the FHLB are sold with limited recourse or credit risk based upon utilization of the original commitment. The bank also maintains the servicing of these loans, for which it is paid a servicing fee. The total amount of loans sold and outstanding under this agreement was $7,695,000 and $8,501,000 as of September 30, 2015 and December 31, 2014, respectively. The loans which were sold were also subject to a recourse obligation or credit risk in the amount of $314,000 and $323,000 at September 30, 2015 and December 31, 2014, respectively. No liability has been recorded for the recourse obligation as the likelihood of incurring the liability is considered remote.

Non-performing Loans

Non-performing assets include non-accrual loans on which the collectibility of the full amount of interest is uncertain; loans which have been renegotiated to provide for a reduction or deferral of interest on principal because of a deterioration in the financial position of the borrower; loans past due 90 days or more as to principal or interest; and other real estate owned. A summary of nonperforming assets is presented in the following table. Total non-performing loans were $2,664,000 at September 30, 2015 as compared to $1,437,000 at December 31, 2014. The increase in non-performing loans in 2015 was primarily due to an increase in non-accrual loans, offset in part by slight decreases in renegotiated loans and loans past due 90 days or more and still accruing interest.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing Loans - (continued)

Table Six - Risk Elements

Loans which are in the process of collection, but are contractually past due 90 days or more as to interest or principal, renegotiated, non-accrual loans and other real estate are as follows:

(dollars in thousands)	September 30,	December 31,
	2015	2014	2013	2012	2011
Past due 90 days or more, still accruing:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Consumer	—	14	—	—	—

	$—	$14	$—	$—	$—

Renegotiated:
Commercial and other loans	$—	$—	$—	$—	$—
Commercial real estate	—	41	44	—	—
Consumer real estate	350	350	—	—	—
Consumer	—	—	—	—	—

	$350	$391	$44	$—	$—

Non-accrual:
Commercial and other loans	$20	$39	$26	$31	$39
Commercial real estate	1,939	703	885	3,115	3,533
Consumer real estate	355	290	355	388	447
Consumer	—	—	4	17	27

	$2,314	$1,032	$1,270	$3,551	$4,046

Other real estate	$—	$—	$—	$—	$138

Total non-performing assets	$2,664	$1,437	$1,314	$3,551	$4,184

Total non-performing assets to total loans and other real estate	2.62%	1.45%	1.41%	3.57%	3.82%

Generally, all banks recognize interest income on the accrual basis, except for certain loans which are placed on a non-accrual status. A loan is placed on a non-accrual status when, in the opinion of management, doubt exists as to its collectibility. In accordance with the Office of the Comptroller of the Currency Policy, banks may not accrue interest on any loan when either the principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection. Non-accrual loans were $2,314,000 or 2.3% of total loans outstanding as of September 30, 2015, as compared to $1,032,000 or 1.0% of total loans outstanding as of December 31, 2014. Non-accrual loans increased in 2015 primarily due to one large loan relationship being transferred to non-accrual status. The amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $43,000 and $10,000 for the three months ended September 30, 2015 and September 30, 2014, respectively. For the nine months ended September 30, 2015 and 2014 and for the year ended December 31, 2014, the amount of interest income that would have been recognized had the loans performed in accordance with their original terms was $64,000, $47,000 and $63,000, respectively. Management continues to monitor the nonperforming assets to ensure against deterioration in collateral values.

Allowance for Loan Losses

In all lending activities there is an inherent risk that borrowers will be unable to repay their obligations. The Company maintains an allowance for loan losses to absorb probable loan losses. The Company has historically maintained the allowance for loan losses at a level greater than actual charge-offs. Although a subjective evaluation is determined by management, the Company believes it has appropriately assessed the risk of loans in the loan portfolio and has provided for an allowance which is adequate based on that assessment. Because the allowance is an estimate, any change in the economic conditions of the Company’s market area could result in new estimates which could affect the Company’s earnings. Management monitors the quality of the loan portfolio through reviews of past due loans and all significant loans which are considered to be potential problem loans on a monthly basis. The internal loan review function provides for an independent review of commercial, real estate, and installment loans in order to measure the asset quality of the portfolio. Management’s review of the loan portfolio has not indicated any material loans, not disclosed in the accompanying tables and discussions which are known to have possible credit problems that cause management to have serious doubts as to the ability of each borrower to comply with their present loan repayment terms. The allowance for loan losses decreased $22,000 or 1.2%, since December 31, 2014. The allowance for loan losses represented 1.8% of outstanding loans as of September 30, 2015 and December 31, 2014. Charge-offs amounted to $66,000 and recoveries were $14,000 for the nine month period ended September 30, 2015. A provision of $30,000 was made to the allowance for loan losses during 2015. The credit quality of the loan portfolio combined with the recent level of net charge-offs and nonperforming assets continue to be considered in the calculation of the provision for loan losses. The additions and deletions to the allowance for loan losses are based on management’s evaluation of characteristics of the loan portfolio, current and anticipated economic conditions, past loan experiences, net loans charged-off, specific problem loans and delinquencies, and other factors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses - (continued)

The following table presents a summary of loans charged off and recoveries of loans previously charged off by type of loan.

Table Seven - Analysis of Allowance for Possible Loan Losses

(dollars in thousands)	September 30,	December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance at beginning of period:	$1,813	$1,865	$2,181	$2,504	$2,059
Loans charged-off:
Commercial and other loans	57	5	—	—	8
Commercial real estate	—	36	—	87	156
Consumer real estate	—	—	—	—	28
Consumer	9	16	12	9	19

Total	66	57	12	96	211
Recoveries:
Commercial and other loans	5	—	—	—	2
Commercial real estate	2	—	84	15	45
Consumer real estate	—	—	—	—	—
Consumer	7	5	12	6	9

Total	14	5	96	21	56
Net charge-offs (recoveries)	52	52	(84)	75	155
Provision (credit) charged to operations	30	—	(400)	(248)	600

Balance at end of period:	$1,791	$1,813	$1,865	$2,181	$2,504

Average loans outstanding	$102,300	$94,103	$97,374	$104,566	$115,415

Ratio of net charge-offs to average loans outstanding for the period	0.05%	0.06%	-0.09%	0.07%	0.13%
Ratio of the allowance for loan losses to loans outstanding for the period	1.76%	1.83%	2.00%	2.19%	2.29%

The following table presents an allocation of the allowance for possible loan losses at September 30, 2015 and each of the four year periods ended December 31, 2014. The allocation presented below is based on the historical average of net charge offs per category combined with the change in loan growth, level of nonperforming assets, and local economic conditions, and management’s review of the loan portfolio.

	September		December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial and other loans	$365	20.9%	$281	17.2%	$260	17.9%	$179	15.7%	$179	14.6%
Commercial real estate	1,174	47.3%	1,254	47.3%	1,315	47.1%	1,762	50.4%	2,082	51.5%
Consumer real estate	237	29.1%	263	32.7%	263	31.3%	193	28.6%	193	27.4%
Consumer	15	2.7%	15	2.8%	27	3.7%	47	5.3%	50	6.5%

Total	$1,791	100.0%	$1,813	100.0%	$1,865	100.0%	$2,181	100.0%	$2,504	100.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits

A stable core deposit base is the major source of funds for the Company’s subsidiary bank. The deposit mix depends upon many factors including competition from other financial institutions, depositor interest in certain types of deposits, changes in the interest rate and the Company’s need for certain types of deposit growth. Total deposits decreased approximately $260,000 during the first nine months of 2015. Since year end the decrease in total deposits was primarily due to decreases in noninterest bearing demand deposits and certificates of deposit which fell approximately $4.1 million and $2.4 million, respectively, offset in part by increases in savings deposits and interest bearing demand deposits of $4.6 million and $1.6 million, respectively. At September 30, 2015, noninterest bearing deposits comprised 14% of total deposits and interest bearing deposits which include NOW, money market, savings and time deposits comprised 86% of total deposits. The changes in the composition of the deposit mix since December 31, 2014 were a 1% decrease in noninterest bearing deposits and a 1% increase in interest bearing deposits.

Repurchase Agreements

Repurchase agreements represent borrowings of a short duration, usually overnight, and are repeated each business day until the agreement is terminated. The securities underlying the agreements remained under the Bank’s control. Repurchase agreements increased $6,997,000 or 33.2%, from December 31, 2014 to September 30, 2015 primarily due to the increase in the balances maintained by existing commercial customers.

Other Liabilities

Other liabilities increased approximately $6,914,000 during the nine month period ended September 30, 2015 primarily due to investment purchases recorded based on trade dates.

Capital Resources

Stockholders’ equity increased 3.1% during the nine month period ended September 30, 2015 and was primarily due to the 1.4% increase in accumulated other comprehensive income combined with the 1.7% increase from current earnings after quarterly dividends. The increase in accumulated other comprehensive income is primarily attributable to the effect of the change in the net unrealized gains (losses) on securities available-for-sale. Stockholders’ equity amounted to 10.4% and 10.5% of total assets at September 30, 2015 and December 31, 2014, respectively. The Company paid dividends of $.60 per share during each of the nine month periods ended September 30, 2015 and September 30, 2014. The Company paid dividends of $.20 per share during each of the three month periods ended September 30, 2015 and September 30, 2014.

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

Liquidity

Liquidity management ensures that funds are available to meet loan commitments, deposit withdrawals, and operating expenses. Funds are provided by loan repayments, investment securities maturities, or deposits, and can be raised by liquidating assets or through additional borrowings. The Company had investment securities with an estimated fair value of $196,830,000 classified as available-for-sale at September 30, 2015. These securities are available for sale at any time based upon management’s assessment in order to provide necessary liquidity should the need arise. The fair value of temporarily impaired investment securities that the Company has the intent and ability to hold until the anticipated recovery in market value is $53,950,000. In addition, the Company’s subsidiary bank, Progressive Bank, N.A., is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Membership in the FHLB provides an additional source of funding in the form of collateralized advances. The remaining maximum borrowing capacity with the FHLB at September 30, 2015 was approximately $41.5 million subject to the purchase of additional FHLB stock. The subsidiary bank had short term lines of credit in the aggregate amount of approximately $21.4 million and $19.8 million available with the FHLB at September 30, 2015 and December 31, 2014, respectively. There were no short term borrowings outstanding pursuant to these agreements as of September 30, 2015 and December 31, 2014. The subsidiary bank also has an agreement with a financial institution for an available line of credit in the amount of $4,000,000 to be used for federal funds borrowings. There were no borrowings outstanding related to this agreement as of September 30, 2015 and December 31, 2014. The subsidiary bank also has pledged investment securities in the amount of $19.7 million to secure the ability to borrow from the Federal Reserve discount window should the need arise. There were no borrowings outstanding from the Federal Reserve as of September 30, 2015. At September 30, 2015 and December 31, 2014, the Company had outstanding loan commitments and unused lines of credit totaling $13,820,000 and $23,155,000, respectively. As of September 30, 2015, management placed a high probability for required funding within one year of approximately $5.2 million. Approximately $7.3 million is principally unused overdraft, home equity and credit card lines on which management places a low probability for required funding.

FIRST WEST VIRGINIA BANCORP, INC.

PART I

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary bank uses an asset/liability model to measure the impact of changes in interest rates on net interest income on a periodic basis. Assumptions are made to simulate the impact of future changes in interest rates and/or changes in balance sheet composition. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. Guidelines established by the Company’s subsidiary bank provides that the estimated net interest income may not change by more than 10% in a one year period given a +/- 200 basis point parallel shift in interest rates. Excluding the potential effect of interest rate changes on assets and liabilities of the Holding Company which are not deemed material, the anticipated impact on net interest income of the subsidiary bank at September 30, 2015 was as follows: given a 200 basis point increase scenario net interest income would increase by approximately 4.4%, and given a 200 basis point decrease scenario net interest income would be reduced by approximately 14.6%. The results using a +/-100 basis point interest rate scenario are also presented. Under the 100 basis point increase scenario net interest income would increase by approximately 5.2%, and given a 100 basis point decrease scenario net interest income would be reduced by 6.4%. The projections provided by the model are not intended as an actual forecast of the bank’s performance in a particular rate environment, and should not be relied upon. Actual changes in the interest rate environment normally do not take place instantaneously, but over a period of time, and do not occur in a parallel fashion. Additionally, the balance sheet composition, spread relationships for new dollars invested, non interest income and expenses, investment practices, and deposit practices all change as a result of changes in interest rates and would need to be considered by the Asset Liability Committee.

Item 4 - Controls and Procedures

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

On August 4, 2015 a report on Form 8-K was filed which contained a press release dated July 31, 2015 that reported the announcement of First West Virginia Bancorp Inc.’s second quarter earnings.

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
Francie P. Reppy
Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Dated: November 12, 2015

EXHIBIT INDEX

The following exhibits are filed herewith and/or are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate and Restated Articles of Incorporation of First West Virginia Bancorp, Inc.		10-Q	001-13652	3.1	8/14/15

3.2	Amended and Restated Bylaws of First West Virginia Bancorp, Inc.		8-K	001-13652	3.2	12/23/13

10.3	Lease dated July 20, 1993 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.3	3/31/10

10.4	Lease dated March 7, 2006 between Progressive Bank, N.A. and O.V. Smith & Sons of Big Chimney, Inc.		10-K	001-13652	10.4	3/31/10

10.5	Lease dated May 12, 2001 between Progressive Bank, N.A. and Sylvan J. Dlesk and Rosalie J. Dlesk doing business as Dlesk Realty & Investment Company.		10-K	001-13652	10.5	3/31/10

10.7	Lease dated December 1, 2009 between Progressive Bank, N.A. and Richard J. Dlesk, Sr. and Sharon G. Neis-Dlesk.		10-K	001-13652	10.7	3/31/10

10.8	Amendment to Lease and Notice of Exercise dated July 3, 2012 between Progressive Bank, N.A., formerly known as “First West Virginia Bank, N.A.,” and Angela I. Stauver.		10-K	001-13652	10.8	3/29/13

11.1	Statement regarding computation of per share earnings.	X

13.3	Summarized Quarterly Financial Information.	X

15	Letter re unaudited interim financial information. See Part 1, Notes to Consolidated Financial Statements.	X

31.1	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Executive Officer.	X

31.2	Rule 13a-14(a) / 15d/14(a) Certifications - Certification of Chief Financial Officer.	X

32	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer.	X

99.1	Independent Accountant’s Report.	X

101	Interactive Data File.	X